Form 10-Q
period 2020-03-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2020-05-07
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☒ Yes ☐ No

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2020 was 51,538,327 shares.

Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q, (this "Report"), including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which includes information concerning one or more of our plans; objectives; goals; strategies and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, ITEM 2 of this Report. When used in this Report, the words "assumes," "estimates," "expects," “guidance,” “anticipates,” "might," “projects,” "predicts," “plans,” “proposed,” “targets,” “intends,” “believes,” “will,” "may," "could," "is likely to" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to the Company's expectations regarding performance generally for 2020 and subsequent periods, the expected impacts of COVID-19 and the Company's expectations for emerging from the market downturn. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

        Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events, natural disasters or pandemics; risks associated with the duration, scope and severity of COVID-19 and its effects on our business and operations, including the disruption or delay of production and delivery of materials and products in our supply chain; the impact of travel bans, work-from-home policies, or shelter-in-place orders; a temporary or prolonged shutdown of manufacturing facilities or retail stores and decreased retail traffic; the effects of strategic investments on our operations, including our efforts to expand our global market share; the ability to develop and successfully launch new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches, and the related expenses and life cycles of such products; the ability to continuously improve and expand our product line; the effects of consolidation of retailers on revenues and costs; competition in our industry; consumer acceptance of our products; general economic, financial and industry conditions, particularly conditions relating to liquidity, financial performance and related credit issues present in the retail sector; financial distress among our business partners, customers and competitors, and financial solvency and related problems experienced by other market participants, any of which may be amplified by the effects of COVID-19; risks associated with our acquisition of 80% ownership of Sherwood Acquisition Holdings, LLC, including the possibility that the expected benefits of the acquisition are not realized when expected or at all; our reliance on information technology and the associated risks involving potential security lapses and/or cyber-based attacks; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; market disruptions related to COVID-19 which may frustrate our ability to access financing on acceptable terms or at all; our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; changing commodity costs; expectations regarding our target leverage and our share repurchase program; sales fluctuations due to seasonality; the effect of future legislative or regulatory changes, including changes in international trade duties, tariffs and other aspects of international trade policy; our ability to protect our intellectual property; and disruptions to the implementation of our strategic priorities and business plan caused by changes in our executive management team.

        Other potential risk factors include the risk factors discussed under the heading "Risk Factors" in Part I, ITEM 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report") and in Part II, ITEM 1A, Risk Factors, of this Report. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

        All forward-looking statements attributable to us apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise.

        When used in this Report, except as specifically noted otherwise, the term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the terms "Company," "we," "our," "ours" and "us" refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. In addition, when used in this Report, "2019 Credit Agreement" refers to the Company's senior credit facility entered into in 2019; "2023 Senior Notes" refers to the 5.625% senior notes due 2023 issued in 2015; and "2026 Senior Notes" refers to the 5.50% senior notes due 2026 issued in 2016.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$822.4	$690.9
Cost of sales	465.3	409.1
Gross profit	357.1	281.8
Selling and marketing expenses	171.0	153.5
General, administrative and other expenses	80.6	70.7
Equity loss (income) in earnings of unconsolidated affiliates	0.2	(2.9)
Operating income	105.3	60.5

Other expense, net:
Interest expense, net	20.3	22.4
Other expense (income), net	0.5	(7.8)
Total other expense, net	20.8	14.6

Income from continuing operations before income taxes	84.5	45.9
Income tax provision	(23.5)	(16.9)
Income from continuing operations	61.0	29.0
Loss from discontinued operations, net of tax	(1.2)	(0.4)
Net income before non-controlling interests	59.8	28.6
Less: Net income attributable to non-controlling interests	0.1	0.2
Net income attributable to Tempur Sealy International, Inc.	$59.7	$28.4

Earnings per common share:

Basic
Earnings per share for continuing operations	$1.14	$0.53
Loss per share for discontinued operations	(0.02)	(0.01)
Earnings per share	$1.12	$0.52

Diluted
Earnings per share for continuing operations	$1.13	$0.52
Loss per share for discontinued operations	(0.02)	(0.01)
Earnings per share	$1.11	$0.51

Weighted average common shares outstanding:
Basic	53.4	54.7
Diluted	54.0	55.7

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income before non-controlling interests	$59.8	$28.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(23.0)	4.0
Other comprehensive (loss) income, net of tax	(23.0)	4.0
Comprehensive income	36.8	32.6
Less: Comprehensive income attributable to non-controlling interests	0.1	0.2
Comprehensive income attributable to Tempur Sealy International, Inc.	$36.7	$32.4

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$197.0	$64.9
Accounts receivable, net	372.8	372.0
Inventories	273.4	260.5
Prepaid expenses and other current assets	203.2	202.8
Total Current Assets	1,046.4	900.2
Property, plant and equipment, net	460.3	435.8
Goodwill	753.6	732.3
Other intangible assets, net	635.2	641.4
Operating lease right-of-use assets	283.2	245.4
Deferred income taxes	13.0	14.1
Other non-current assets	114.5	92.6
Total Assets	$3,306.2	$3,061.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$265.3	$251.7
Accrued expenses and other current liabilities	413.0	473.2
Current portion of long-term debt	47.5	37.4
Income taxes payable	24.6	11.0
Total Current Liabilities	750.4	773.3
Long-term debt, net	1,885.5	1,502.6
Long-term operating lease obligations	241.7	205.4
Deferred income taxes	101.4	102.1
Other non-current liabilities	118.8	118.0
Total Liabilities	3,097.8	2,701.4

Total Stockholders' Equity	208.4	360.4
Total Liabilities and Stockholders' Equity	$3,306.2	$3,061.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

Three Months Ended March 31, 2020

	Tempur Sealy International, Inc. Stockholders' Equity
	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interests in Subsidiaries	Total Stockholders' Equity
	Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2019	99.2	$1.0	45.4	$(1,832.8)	$575.7	$1,703.3	$(87.7)	$0.9	$360.4
Net income						59.7			59.7
Net income attributable to non-controlling interests								0.1	0.1
Acquisition of non-controlling interest in subsidiary								8.4	8.4
Foreign currency adjustments							(23.0)		(23.0)
Adoption of accounting standard effective January 1, 2020, net of tax						(6.5)			(6.5)
Exercise of stock options				0.3	1.0				1.3
Issuances of PRSUs, RSUs, and DSUs			(0.4)	5.3	(5.3)				—
Treasury stock repurchased			2.6	(187.5)					(187.5)
Treasury stock repurchased - PRSU/RSU/DSU releases			0.1	(11.8)					(11.8)
Amortization of unearned stock-based compensation					7.3				7.3
Balance, March 31, 2020	99.2	$1.0	47.7	$(2,026.5)	$578.7	$1,756.5	$(110.7)	$9.4	$208.4

Three Months Ended March 31, 2019

	Tempur Sealy International, Inc. Stockholders' Equity
	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2018	99.2	$1.0	44.7	$(1,737.0)	$532.1	$1,513.8	$(95.3)	$2.9	$217.5
Net income						28.4			28.4
Net income attributable to non-controlling interest								0.2	0.2
Repurchase of interest in subsidiary								(1.9)	(1.9)
Foreign currency adjustments							4.0		4.0
Exercise of stock options			(0.1)	0.8	1.6				2.4
Issuances of PRSUs, RSUs, and DSUs			(0.2)	3.2	(3.2)				—
Treasury stock repurchased				(0.8)					(0.8)
Treasury stock repurchased - PRSU/RSU/DSU releases			0.1	(2.9)					(2.9)
Amortization of unearned stock-based compensation					6.6				6.6
Balance, March 31, 2019	99.2	$1.0	44.5	$(1,736.7)	$537.1	$1,542.2	$(91.3)	$1.2	$253.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$59.8	$28.6
Loss from discontinued operations, net of tax	1.2	0.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.2	21.5
Amortization of stock-based compensation	7.3	6.6
Amortization of deferred financing costs	0.7	0.6
Bad debt expense	15.7	1.6
Deferred income taxes	3.0	(1.8)
Dividends received from unconsolidated affiliates	—	1.3
Equity loss (income) in earnings of unconsolidated affiliates	0.2	(2.9)
Foreign currency adjustments and other	0.6	(6.5)
Changes in operating assets and liabilities, net of effect of business acquisitions	(96.7)	(44.8)
Net cash provided by operating activities from continuing operations	15.0	4.6

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(26.2)	(19.1)
Acquisitions, net of cash acquired	(37.9)	—
Debtor-in-possession financing arrangement	—	(9.5)
Other	0.1	8.3
Net cash used in investing activities from continuing operations	(64.0)	(20.3)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	611.1	212.6
Repayments of borrowings under long-term debt obligations	(231.0)	(198.7)
Proceeds from exercise of stock options	1.3	2.4
Treasury stock repurchased	(199.3)	(3.7)
Repayments of finance lease obligations and other	6.0	(1.6)
Net cash provided by financing activities from continuing operations	188.1	11.0

Net cash provided by (used in) continuing operations	139.1	(4.7)

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows	(1.1)	(0.7)
Investing cash flows	—	—
Financing cash flows	—	—
Net cash used in discontinued operations	(1.1)	(0.7)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5.9)	(0.8)
Increase (decrease) in cash and cash equivalents	132.1	(6.2)
CASH AND CASH EQUIVALENTS, beginning of period	64.9	45.8
CASH AND CASH EQUIVALENTS, end of period	197.0	39.6
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$197.0	$39.6

Supplemental cash flow information:
Cash paid during the period for:
Interest	$6.4	$8.1
Income taxes, net of refunds	$6.3	$7.6

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

The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $22.1 million and $22.5 million at March 31, 2020 and December 31, 2019, respectively, is recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2019, included in the 2019 Annual Report filed with the Securities and Exchange Commission on February 21, 2020.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Adoption of New Accounting Standards.

Goodwill. Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2017-04, "Intangibles - Goodwill and Other (Topic 350)." The ASU simplifies the test for goodwill impairment, by eliminating Step 2 of the impairment test. Under ASU 2017-04, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting units' fair value, not to exceed the total amount of goodwill for the reporting unit. Adoption of this guidance did not have a material impact on the Company's financial statements.

Credit Losses. Effective January 1, 2020, the Company adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which requires entities to estimate expected lifetime credit losses on financial assets and provide expanded disclosures. The ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

The Company adopted the new credit losses standard using the modified retrospective approach. The cumulative effect of adoption at January 1, 2020 was $6.5 million, net of tax. The Company's primary financial assets are its trade accounts receivable, which are short-term financings under industry standard credit and trade terms.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(c) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method, and consist of the following:

	March 31,	December 31,
(in millions)	2020	2019
Finished goods	$158.4	$157.4
Work-in-process	10.8	10.8
Raw materials and supplies	104.2	92.3
	$273.4	$260.5

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

The Company had the following activity for sales returns from December 31, 2019 to March 31, 2020:

(in millions)
Balance as of December 31, 2019	$39.3
Amounts accrued	29.0
Returns charged to accrual	(29.9)
Balance as of March 31, 2020	$38.4

As of March 31, 2020 and December 31, 2019, $25.0 million and $26.2 million of accrued sales returns are included as a component of accrued expenses and other current liabilities and $13.4 million and $13.1 million of accrued sales returns are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The Company had the following activity for its accrued warranty expense from December 31, 2019 to March 31, 2020:

(in millions)
Balance as of December 31, 2019	$41.6
Amounts accrued	6.3
Warranties charged to accrual	(6.6)
Balance as of March 31, 2020	$41.3

As of March 31, 2020 and December 31, 2019, $19.1 million and $19.4 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities, respectively. Other non-current liabilities included $22.2 million of accrued warranty expense as of March 31, 2020 and December 31, 2019 in the Company’s accompanying Condensed Consolidated Balance Sheets.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(f) Allowance for Credit Losses. The allowance for credit losses is the Company’s best estimate of the amount of expected lifetime credit losses in the Company’s accounts receivable. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms.

The Company had the following activity for its allowance for credit losses from December 31, 2019 to March 31, 2020:

(in millions)
Balance as of December 31, 2019	$71.9
ASU 2016-13 adoption impact	8.9
Amounts accrued	15.7
Write-offs charged against the allowance	(11.7)
Balance as of March 31, 2020	$84.8

(2) Net Sales

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$609.6	$112.8	$722.4	$501.8	$114.1	$615.9
Direct	67.6	32.4	100.0	42.2	32.8	75.0
Net sales	$677.2	$145.2	$822.4	$544.0	$146.9	$690.9

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$640.3	$116.2	$756.5	$514.4	$115.4	$629.8
Other	36.9	29.0	65.9	29.6	31.5	61.1
Net sales	$677.2	$145.2	$822.4	$544.0	$146.9	$690.9

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$632.5	$—	$632.5	$497.2	$—	$497.2
Canada	44.7	—	44.7	46.8	—	46.8
International	—	145.2	145.2	—	146.9	146.9
Net sales	$677.2	$145.2	$822.4	$544.0	$146.9	$690.9

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

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net sales	$—	$0.2
Cost of sales	—	0.2
Gross profit	—	—
Selling and marketing expenses	—	0.1
General, administrative and other expenses	1.2	0.6
Operating loss	(1.2)	(0.7)

Interest income, net and other	—	(0.3)
Loss from discontinued operations before income taxes	(1.2)	(0.4)

Income tax provision	—	—
Loss from discontinued operations, net of tax	$(1.2)	$(0.4)

(4) Acquisitions
Acquisition of Sherwood Bedding
On January 31, 2020, the Company acquired an 80% ownership interest in a newly formed limited liability company containing substantially all of the assets of the Sherwood Bedding business for a cash purchase price of approximately $39.1 million, which included $1.2 million of cash acquired.
The Company accounted for this transaction as a business combination. The preliminary allocation of the purchase price is based on estimated fair values of the assets acquired and liabilities assumed as of January 31, 2020, which included the following:

(in millions)
Working capital (accounts receivable and inventory, net of accounts payable and accrued liabilities)	$5.8
Property and equipment	10.1
Goodwill	26.7
Customer relationships intangible assets	3.7
Operating lease right-of-use assets	19.9
Long-term operating lease liabilities	(19.9)
Non-controlling interest	(8.4)
Purchase price, net of cash acquired	$37.9

Goodwill is calculated as the excess of the purchase price over the net assets acquired and primarily represents the private label product growth opportunities and expected synergistic manufacturing benefits to be realized from the acquisition. The goodwill is deductible for income tax purposes and will be included within the North American reporting unit for goodwill impairment assessments.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Acquisition of Innovative Mattress Solutions, LLC ("iMS")

On January 11, 2019, iMS filed for bankruptcy and the Company provided debtor-in-possession financing in connection with the iMS Chapter 11 proceedings. On April 1, 2019, the Company acquired substantially all of the net assets of iMS in a transaction valued at approximately $24.0 million, including assumed liabilities of approximately $11.0 million as of March 31, 2019 (referred to as the "Sleep Outfitters Acquisition"). The acquisition of this regional bedding retailer furthers the Company’s North American retail strategy, which is focused on meeting customer demand through geographic representation and sales expertise.

The Company accounted for this transaction as a business combination. Total cash consideration was $13.2 million, which included $5.1 million of cash acquired. The final allocation of the purchase price is based on the fair values of the assets acquired and liabilities assumed as of April 1, 2019, which included the following:

(in millions)
Working capital (accounts receivable and inventory, net of accounts payable and accrued liabilities)	$(1.4)
Property and equipment	5.0
Goodwill	2.4
Other intangible assets	2.1
Operating lease right-of-use assets	28.5
Long-term operating lease liabilities	(28.5)
Purchase price, net of cash acquired	$8.1

Goodwill is calculated as the excess of the purchase price over the net assets acquired and primarily represents the growth opportunities and expected retail synergistic benefits to be realized from the acquisition. The goodwill is deductible for income tax purposes and will be included within the North American reporting unit for goodwill impairment assessments.
(5) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2019	$576.6	$155.7	$732.3
Goodwill resulting from acquisitions	26.7	—	26.7
Foreign currency translation and other	(5.0)	(0.4)	(5.4)
Balance as of March 31, 2020	$598.3	$155.3	$753.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(6) Debt

Debt for the Company consists of the following:

	March 31, 2020		December 31, 2019
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$419.7	(1)	$425.0	(2)	October 16, 2024
Revolver	300.4	(1)	—	(2)	October 16, 2024
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	85.0	(3)	—	(3)	April 6, 2021
Finance lease obligations (4)	70.1		64.1		Various
Other	16.7		7.9		Various
Total debt	1,941.9		1,547.0
Less: Deferred financing costs	8.9		7.0
Total debt, net	1,933.0		1,540.0
Less: Current portion	47.5		37.4
Total long-term debt, net	$1,885.5		$1,502.6

(1)	Interest at LIBOR plus applicable margin of 1.25% as of March 31, 2020.
(2)	Interest at LIBOR plus applicable margin of 1.625% as of December 31, 2019.
(3)	Interest at one month LIBOR index plus 80 basis points.
(4)	Finance lease obligations are a non-cash financing activity. Refer to Note 7, "Leases"

As of March 31, 2020, the Company was in compliance with all applicable debt covenants.

2019 Credit Agreement

On October 16, 2019, the Company entered into the 2019 Credit Agreement with a syndicate of banks. The 2019 Credit Agreement provides for a $425.0 million revolving credit facility, a $425.0 million term loan facility, and an incremental facility in an aggregate amount of up to $550.0 million plus the amount of certain prepayments plus an additional unlimited amount subject to compliance with a maximum consolidated secured leverage ratio test. The 2019 Credit Agreement has a $60.0 million sub-facility for the issuance of letters of credit. As of March 31, 2020, the Company had $300.4 million in outstanding borrowings under its revolving credit facility. Availability as of March 31, 2020 was further reduced by $22.7 million for outstanding letters of credit, resulting in remaining availability of $101.9 million.

Borrowings under the 2019 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the subsidiary borrowers, at either (i) Base Rate plus the applicable margin or (ii) LIBOR plus the applicable margin. For the revolving credit facility and the term loan facility (a) the initial applicable margin for Base Rate advances was 0.625% per annum and the initial applicable margin for LIBOR advances was 1.625% per annum, and (b) following the delivery of financial statements for the fiscal quarter ending December 31, 2019, such applicable margins will be determined by a pricing grid based on the consolidated total net leverage ratio of the Company.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The 2019 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated indebtedness less netted cash (as defined below). Consolidated indebtedness includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding in excess of $40.0 million and other short-term debt. The Company is allowed to subtract from consolidated indebtedness an amount equal to 100.0% of the domestic and foreign unrestricted cash ("netted cash"), the aggregate of which cannot exceed $200.0 million at the end of the reporting period. As of March 31, 2020, netted cash was $195.9 million.

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

The Company is required to pay a commitment fee on the unused portion of the revolving credit facility, which initially will be 0.25% per annum and following the delivery of financial statements for the fiscal quarter ending December 31, 2019, such fees as determined by a pricing grid based on the consolidated total net leverage ratio of the Company. As of March 31, 2020, the commitment fee was 0.175%. This unused commitment fee is payable quarterly in arrears and on the date of termination or expiration of the commitments under the revolving credit facility. The Company and the other borrowers also pay customary letter of credit issuance and other fees under the 2019 Credit Agreement.

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

Securitized Debt

On April 12, 2017, the Company and certain of its subsidiaries entered into a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). On April 5, 2019, the Company and its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2021. As of March 31, 2020, the Company had completely drawn on the outstanding availability under the Accounts Receivable Securitization.

Fair Value of Financial Instruments

Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable, and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2019 Credit Agreement and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of debt instruments. The fair values of these material financial instruments are as follows:

	Fair Value
(in millions)	March 31, 2020	December 31, 2019
2023 Senior Notes	$419.0	$464.2
2026 Senior Notes	539.1	634.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(7) Leases

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheet as of March 31, 2020:

(in millions)		March 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$283.2
Finance lease assets	Property, plant and equipment, net	60.3
Total leased assets		$343.5

Liabilities
Short-term:
Operating lease obligations	Accrued expenses and other current liabilities	$55.8
Finance lease obligations	Current portion of long-term debt	9.5
Long-term:
Operating lease obligations	Long-term operating lease obligations	241.7
Finance lease obligations	Long-term debt, net	60.6
Total lease obligations		$367.6

The following table summarizes the classification of lease expense in the Company's Condensed Consolidated Statement of Income for the three months ended March 31, 2020:

Three Months Ended
(in millions)	March 31, 2020
Operating lease expense:
Operating lease expense	$18.0
Short-term lease expense	3.2
Variable lease expense	5.3
Finance lease expense:
Amortization of right-of-use assets	2.2
Interest on lease obligations	1.2
Total lease expense	$29.9

The following table sets forth the scheduled maturities of lease obligations as of March 31, 2020:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2020 (excluding the three months ended March 31, 2020)	$52.3	$10.3	$62.6
2021	63.3	13.6	76.9
2022	55.2	11.5	66.7
2023	43.7	9.1	52.8
2024	35.8	7.4	43.2
Thereafter	101.7	38.6	140.3
Total lease payments	352.0	90.5	442.5
Less: Interest	54.5	20.4	74.9
Present value of lease obligations	$297.5	$70.1	$367.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table provides lease term and discount rate information related to operating and finance leases as of March 31, 2020:

March 31, 2020
Weighted average remaining lease term (years):
Operating leases	6.68
Finance leases	8.58

Weighted average discount rate:
Operating leases	5.20%
Finance leases	6.05%

The following table provides supplemental information related to the Company's Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020:

Three Months Ended
(in millions)	March 31, 2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases	$17.3
Operating cash flows paid for finance leases	$1.2
Financing cash flows paid for finance leases	$2.3

Right-of-use assets obtained in exchange for new operating lease obligations	$35.6
Right-of-use assets obtained in exchange for new finance lease obligations	$8.2

(8) Stockholders' Equity

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

(b) Treasury Stock. As of March 31, 2020, the Company had approximately $131.3 million remaining under the existing share repurchase program initially authorized by the Board of Directors in 2016. In February 2020, the Board of Directors authorized an increase, of over $190.0 million, to its existing share repurchase authorization of Tempur Sealy International's common stock to $300.0 million. The Company repurchased 2.6 million and 15,731 shares, under the program, for approximately $187.5 million and $0.8 million during the three months ended March 31, 2020 and 2019, respectively. The Company ceased all share repurchase activity in March 2020.

In addition, the Company acquired 0.1 million shares upon the vesting of certain restricted stock units ("RSUs"), which were withheld to satisfy tax withholding obligations during each of the three months ended March 31, 2020 and 2019. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $11.8 million and $2.9 million in treasury stock acquired during the three months ended March 31, 2020 and 2019, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(c) Shareholder Rights Agreement. On March 27, 2020, the Board of Directors authorized and declared a dividend distribution of one right (a "Right") for each outstanding share of common stock of the Company to stockholders of record at the close of business on April 7, 2020 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value per share (the “Preferred Shares”), of the Company at an exercise price of $273.00 per one one-thousandth of a Preferred Share, subject to adjustment (the “Exercise Price”). Generally, the Rights become exercisable in the event any person or group of affiliated or associated persons acquires beneficial ownership of 10% (20% in the case of a passive institutional investor) or more of the Company's common stock without the approval of the Board of Directors, and until such time are inseparable from and trade with the Company's common stock. The Rights have a de minimis fair value. The Rights were issued pursuant to the Rights Agreement dated as of March 27, 2020 (the "Rights Agreement"), between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Rights expire at the close of business on March 26, 2021 or upon an earlier redemption or exchange as provided in the Rights Agreement.

(d) AOCL. AOCL consisted of the following:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Foreign Currency Translation
Balance at beginning of period	$(82.2)	$(91.7)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(23.0)	4.0
Balance at end of period	$(105.2)	$(87.7)

Pensions
Balance at beginning of period	$(5.5)	$(3.6)
Other comprehensive loss:
Net change from period revaluations	0.1	—
Tax expense (2)	(0.1)	—
Total other comprehensive income before reclassifications, net of tax	$—	$—
Net amount reclassified to earnings (1)	—	—
Tax benefit (2)	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—
Total other comprehensive loss	—	—
Balance at end of period	$(5.5)	$(3.6)

(1)	In 2020 and 2019, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision in the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(9) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Taxes	$133.6	$136.0
Other	89.6	90.8
Operating lease obligations	55.8	50.8
Wages and benefits	43.6	79.5
Advertising	34.4	56.9
Sales returns	25.0	26.2
Warranty	19.1	19.4
Rebates	11.9	13.6
	$413.0	$473.2

(10) Stock-Based Compensation

The Company’s stock-based compensation expense for the three months ended March 31, 2020 and 2019 included performance restricted stock units ("PRSUs"), non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table:

	Three Months Ended March 31,
(in millions)	2020	2019
PRSU expense	$0.3	$0.3
Option expense	1.2	1.2
RSU/DSU expense	5.8	5.1
Total stock-based compensation expense	$7.3	$6.6

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals.

During 2017, the Company granted executive officers and certain members of management PRSUs if the Company achieves a certain level of adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") during four consecutive fiscal quarters as described below (the "2019 Aspirational Plan PRSUs"). Adjusted EBITDA is defined as the Company’s "Consolidated EBITDA" as such term is defined in the Company’s Credit Agreement. The 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2018 and December 31, 2019 (the “First Designated Period”). At the end of the First Designated Period, the Adjusted EBITDA targets were not met and one-half of the total 2019 Aspirational Plan PRSUs were forfeited.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The Company did not record any stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the three months ended March 31, 2020, as it was not probable that the Company would achieve the specified performance target for the Second Designated Period. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for the Second Designated Period would range from $33.1 million to $49.7 million, which would be a non-cash expense over the remaining service period if achievement of the performance condition becomes probable.

(11) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.
(12) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was 27.8% and 36.8%, respectively. The Company's effective tax rate for the three months ended March 31, 2020 and 2019 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., GILTI earned by the Company’s foreign subsidiaries), certain foreign income tax rate differentials, state and local taxes, changes in the Company’s uncertain tax positions, the excess tax deficiency (or benefit) related to stock-based compensation and certain other permanent items.

On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions. The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.

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

At March 31, 2020 and December 31, 2019, the Danish income tax liability recorded in the Company’s balance sheet for the periods 2001 through March 31, 2020 and December 31, 2019, respectively, is DKK 1,115.8 million (approximately $164.8 million using the exchange rate at March 31, 2020) and DKK 1,110.0 million (approximately $166.7 million using the exchange rate at December 31, 2019). The liability at March 31, 2020 is included within the Company’s Condensed Consolidated Balance Sheet (translated at the exchange rate on March 31, 2020) as per below:

	DKK	USD
Accrued expenses and other current liabilities	$847.3	$125.1
Other non-current liabilities	268.5	39.7
Total	$1,115.8	$164.8

During the three months ended March 31, 2020 the Company made a tax deposit with SKAT of DKK 134.0 million applicable to a finalized tax assessment by SKAT for the years 2012 and 2013. The Company is contesting such assessment. At March 31, 2020 and December 31, 2019, respectively the Company held on deposit with SKAT DKK 1,104.1 million (approximately $163.0 million using the applicable exchange rate at March 31, 2020) and DKK 970.1 million (approximately $145.6 million using the applicable exchange rate at December 31, 2019). The deposit is for the satisfaction of the anticipated liability for both tax and interest once these matters are concluded.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The deposit at March 31, 2020 is included within the Company’s Condensed Consolidated Balance Sheet (translated at the exchange rate on March 31, 2020) as per below:

	DKK	USD
Accrued expenses and other current liabilities	$847.3	$125.1
Other non-current liabilities	256.8	37.9
Total	$1,104.1	$163.0

There were no other significant changes in the Danish Tax Matter or other uncertain tax positions during the three months ended March 31, 2020.

(13) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended
	March 31,
(in millions, except per common share amounts)	2020	2019
Numerator:
Income from continuing operations, net of income attributable to non-controlling interest	$60.9	$28.8

Denominator:
Denominator for basic earnings per common share-weighted average shares	53.4	54.7
Effect of dilutive securities:
Employee stock-based compensation	0.6	1.0
Denominator for diluted earnings per common share-adjusted weighted average shares	54.0	55.7

Basic earnings per common share for continuing operations	$1.14	$0.53

Diluted earnings per common share for continuing operations	$1.13	$0.52

The Company excluded 0.2 million and 1.2 million shares for the three months ended March 31, 2020 and 2019, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. Holders of non-vested stock- based compensation awards do not have voting rights or rights to receive any dividends thereon.
(14) Business Segment Information

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes total assets by segment:

(in millions)	March 31, 2020	December 31, 2019
North America	$3,327.6	$3,142.9
International	631.8	615.3
Corporate	647.5	477.1
Inter-segment eliminations	(1,300.7)	(1,173.5)
Total assets	$3,306.2	$3,061.8

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	March 31, 2020	December 31, 2019
North America	$355.3	$328.9
International	49.5	51.8
Corporate	55.5	55.1
Total property, plant and equipment, net	$460.3	$435.8

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	March 31, 2020	December 31, 2019
North America	$240.4	$202.0
International	41.9	42.2
Corporate	0.9	1.2
Total operating lease right-of-use assets	$283.2	$245.4

The following table summarizes segment information for the three months ended March 31, 2020:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$677.2	$145.2	$—	$—	$822.4

Inter-segment sales	$0.8	$0.1	$—	$(0.9)	$—
Inter-segment royalty expense (income)	1.4	(1.4)	—	—	—
Gross profit	277.2	79.9	—	—	357.1
Operating income (loss)	101.4	26.6	(22.7)	—	105.3
Income (loss) from continuing operations before income taxes	99.6	24.5	(39.6)	—	84.5

Depreciation and amortization (1)	$17.6	$3.3	$9.6	$—	$30.5
Capital expenditures	21.3	2.4	2.5	—	26.2
(1)Depreciation and amortization include stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended March 31, 2019:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$544.0	$146.9	$—	$—	$690.9

Inter-segment sales	$1.0	$0.3	$—	$(1.3)	$—
Inter-segment royalty expense (income)	1.0	(1.0)	—	—	—
Gross profit	204.4	77.4	—	—	281.8
Operating income (loss)	64.3	25.2	(29.0)	—	60.5
Income (loss) from continuing operations before income taxes	62.4	29.8	(46.3)	—	45.9

Depreciation and amortization (1)	$15.0	$3.3	$9.8	$—	$28.1
Capital expenditures	12.9	2.9	3.3	—	19.1
(1)Depreciation and amortization include stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	March 31, 2020	December 31, 2019
United States	$395.1	$366.4
Canada	15.7	17.5
Other International	49.5	51.9
Total property, plant and equipment, net	$460.3	$435.8
Total International	$65.2	$69.4

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	March 31, 2020	December 31, 2019
United States	$237.1	$198.3
Canada	4.2	4.9
Other International	41.9	42.2
Total operating lease right-of-use assets	$283.2	$245.4
Total International	$46.1	$47.1

The following table summarizes net sales by geographic region:

	Three Months Ended
	March 31,
(in millions)	2020	2019
United States	$632.5	$497.2
Canada	44.7	46.8
Other International	145.2	146.9
Total net sales	$822.4	$690.9
Total International	$189.9	$193.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion and analysis should be read in conjunction with the 2019 Annual Report, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the 2019 Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report, in the 2019 Annual Report and the section titled "Risk Factors" contained in ITEM 1A of Part I of the 2019 Annual Report and in ITEM 1A, Risk Factors, in this Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three months ended March 31, 2020, including the following topics:

•an overview of our business and strategy, including uncertainty relating to COVID-19;
•results of operations, including our net sales and costs in the periods presented as well as changes between periods;
•expected sources of liquidity for future operations; and
•our use of certain non-GAAP financial measures.

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

Our distribution model operates through an omni-channel strategy two distribution channels in each operating business segment: Wholesale and Direct. Our Wholesale channel consists of third party retailers, including third party distribution, hospitality and healthcare. Our Direct channel includes company-owned stores, e-commerce and call centers.

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

Uncertainty Relating to COVID-19

Prior to the global COVID-19 health crisis, our iconic brands and products had been performing very well throughout the world. We had been experiencing growth in all markets and especially strong growth in North America, with over 30% sales growth in January and February of 2020 compared to the corresponding prior period. Most recent trends have shown a sharp decline in the U.S. and Europe as order trends were down 80% for a few days in early April as compared to the same period in 2019. As of the date of this Report, second quarter to date orders are down approximately 55% as compared to the same period in 2019. Our operations in Asia began to feel the negative impact of COVID-19 in February as the virus began to spread throughout the region. Since then, the Asian market has shown varying degrees and stages of the impacts within the region primarily based on government infrastructure and response to the pandemic. Given these varying impacts in different regions at different times, we are monitoring markets on a country-by-country basis.

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Many stores of our third-party retailers within the Wholesale channel are closed in the U.S. and around the world. In addition, company-owned stores within the Direct channel are either closed or operating under restricted conditions. These closures have negatively impacted sales at the end of the first quarter and may negatively impact sales until the COVID-19 pandemic moderates. Our e-commerce operations remain open globally and ready to serve our customers, as do the e-commerce operations for many of our third-party retailers.

During this time of uncertainty, keeping our employees safe and healthy is a top priority. We have implemented precautionary measures to protect our employees, including restricting travel and face-to-face meetings, allowing employees to work from home where possible and adopting all region-specific public health protocols applicable to our global operations. While providing a healthy and safe work environment is a top priority during these unprecedented times, our entire organization is also focused on our commitments to our customers, suppliers and shareholders. We are also working with various government and healthcare organizations to provide products and services in this time of crisis. For more than a decade, we have donated tens of thousands of mattresses annually to charities and organizations in need across the country. For the immediate future, we are focusing all of the power of our philanthropic efforts on getting our products to governments, healthcare organizations and charities that have a need related to the pandemic.

The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, government officials, employees and business partners. Our business model has a highly variable cost structure that naturally adjusts with changes in sales. Given the sudden and significant change in volume beginning in mid-March, actions were quickly implemented to further mitigate the financial impact. These actions included reducing expenses by approximately $300 million on an annualized basis, with approximately $225 million expected to occur in the last nine months of 2020. These reductions are primarily in advertising, personnel, including a furlough of 35% of U.S. salaried employees, other staffing related expenses and variable compensation. Additionally, we ceased share repurchases, delayed certain capital projects and canceled or suspended non-critical projects.

Despite these cost actions, we expect significant headwinds to gross margin in the second quarter of 2020. Within recent trends, we have seen a reduction in average selling price as consumers are purchasing lower priced products during this crisis period. In addition, we expect deleverage as fixed manufacturing costs are spread across fewer manufactured units. This will create deleverage in gross and operating margins resulting in an expected operating loss and negative unadjusted earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, in the second quarter of 2020. Going forward, we anticipate operating income in the third and fourth quarter of 2020 to be dependent on the pace of the sales recovery in the markets impacted by COVID-19.

Additionally, to provide greater financial flexibility in response to the continued impact of COVID-19, we elected to hold approximately $200 million of cash by borrowing on our revolving senior secured credit facility. Total remaining availability under our revolving senior secured credit facility is $101.9 million. We have no major debt maturities until 2023, and our senior secured credit facility matures in 2024. However, given the uncertainty and the nature of this crisis, we are in advanced discussions with our commercial banks to obtain additional incremental liquidity.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses. For further information regarding the impact of COVID-19 on the Company, please refer to "Risk Factors" in ITEM 1A of Part II of this Report.

Product Launches

In 2020, we are introducing the Tempur-Ergo Smart Base Collection with Sleeptracker technology and a new Sealy Posturepedic Plus line.

Acquisition of Sherwood Bedding

On January 31, 2020, we acquired an 80% ownership interest in a newly formed limited liability company containing substantially all of the assets of the Sherwood Bedding business for a cash purchase price of approximately $39.1 million. Sherwood Bedding is a major manufacturer in the U.S. private label and original equipment manufacturer bedding market, and this acquisition of a majority interest marks our entrance into the private label category. During the first quarter of 2020, we completed the integration of Sherwood Bedding into our portfolio of product brands. We expect to leverage our overall brand portfolio to gain additional distribution for Sherwood products.

Results of Operations

A summary of our results for the three months ended March 31, 2020 include:

•Total net sales increased 19.0% to $822.4 million as compared to $690.9 million in the first quarter of 2019. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 19.8%, with an increase of 24.5% in the North America business segment and an increase of 2.0% in the International business segment.
•Gross margin was 43.4% as compared to 40.8% in the first quarter of 2019.
•Operating income increased 74.0% to $105.3 million as compared to $60.5 million in the first quarter of 2019. Operating income in the first quarter of 2020 included $11.7 million of charges associated with a wholesale customer bankruptcy. Adjusted operating income, which is a non-GAAP financial measure, increased 89.3% to $120.8 million as compared to $63.8 million in the first quarter of 2019.
•Net income increased 110.2% to $59.7 million as compared to $28.4 million in the first quarter of 2019. Adjusted net income, which is a non-GAAP financial measure, increased 143.3% to $72.5 million as compared to $29.8 million in the first quarter of 2019.
•EBITDA, which is a non-GAAP financial measure, increased 39.7% to $134.5 million as compared to $96.3 million for the first quarter of 2019. Adjusted EBITDA, which is a non-GAAP financial measure, increased 62.9% to $151.2 million as compared to $92.8 million in the first quarter of 2019.
•Earnings per diluted share ("EPS") increased 117.6% to $1.11 as compared to $0.51 in the first quarter of 2019. Adjusted EPS, which is a non-GAAP financial measure, increased 148.1% to $1.34 as compared to $0.54 in the first quarter of 2019.
•For the trailing twelve months ended March 31, 2020, leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 3.03 times as compared to 3.84 times in the first quarter of 2019.

For a discussion and reconciliation of non-GAAP financial measures as discussed above to the corresponding GAAP financial results, refer to the non-GAAP financial information set forth below under the heading "Non-GAAP Financial Information."

We may refer to net sales or earnings or other historical financial information on a "constant currency basis," which is a non-GAAP financial measure. These references to constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates. To provide information on a constant currency basis, the applicable financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior corresponding period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constant currency information is not recognized under GAAP, and it is not intended as an alternative to GAAP measures. Refer to Part I, ITEM 3 of this Report for a discussion of our foreign currency exchange rate risk.

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2019

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except percentages and per share amounts)	2020		2019
Net sales	$822.4	100.0%	$690.9	100.0%
Cost of sales	465.3	56.6	409.1	59.2
Gross profit	357.1	43.4	281.8	40.8
Selling and marketing expenses	171.0	20.8	153.5	22.2
General, administrative and other expenses	80.6	9.8	70.7	10.2
Equity loss (income) in earnings of unconsolidated affiliates	0.2	—	(2.9)	(0.4)
Operating income	105.3	12.8	60.5	8.8

Other expense, net:
Interest expense, net	20.3	2.5	22.4	3.2
Other expense (income), net	0.5	0.1	(7.8)	(1.1)
Total other expense, net	20.8	2.6	14.6	2.1

Income from continuing operations before income taxes	84.5	10.3	45.9	6.6
Income tax provision	(23.5)	(2.9)	(16.9)	(2.4)
Income from continuing operations	61.0	7.4	29.0	4.2
Loss from discontinued operations, net of tax	(1.2)	(0.1)	(0.4)	(0.1)
Net income before non-controlling interests	59.8	7.3	28.6	4.1
Less: Net income attributable to non-controlling interests	0.1	—	0.2	—
Net income attributable to Tempur Sealy International, Inc.	$59.7	7.3%	$28.4	4.1%

Earnings per common share:

Basic
Earnings per share for continuing operations	$1.14		$0.53
Loss per share for discontinued operations	(0.02)		(0.01)
Earnings per share	$1.12		$0.52

Diluted
Earnings per share for continuing operations	$1.13		$0.52
Loss per share for discontinued operations	(0.02)		(0.01)
Earnings per share	$1.11		$0.51

Weighted average common shares outstanding:
Basic	53.4		54.7
Diluted	54.0		55.7

NET SALES

	Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$722.4	$615.9	$609.6	$501.8	$112.8	$114.1
Direct	100.0	75.0	67.6	42.2	32.4	32.8
Total net sales	$822.4	$690.9	$677.2	$544.0	$145.2	$146.9

Net sales increased 19.0%, and on a constant currency basis increased 19.8%. The change in net sales was driven by the following:

•North America net sales increased $133.2 million, or 24.5%. Net sales in the Wholesale channel increased $107.8 million, or 21.5%, primarily driven by the expansion of our retail distribution network. Net sales in the Direct channel increased $25.4 million, or 60.2%, primarily driven by growth from company-owned stores, including the Sleep Outfitters Acquisition and our e-commerce business. Excluding Sleep Outfitters, the Wholesale channel increased approximately 24% and the Direct channel increased approximately 20%.

•International net sales decreased $1.7 million, or 1.2%. On a constant currency basis, International net sales increased 2.0%. Net sales in the Wholesale channel increased 2.3% on a constant currency basis. Net sales in the Direct channel increased 1.2% on a constant currency basis.

GROSS PROFIT

	Three Months Ended March 31,
	2020		2019
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$277.2	40.9%	$204.4	37.6%	3.3%
International	79.9	55.0%	77.4	52.7%	2.3%
Consolidated gross margin	$357.1	43.4%	$281.8	40.8%	2.6%

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

Our gross margin is also impacted by fixed cost leverage based on manufacturing unit volumes; the cost of raw materials; operational efficiencies due to the utilization in our manufacturing facilities; product, channel and country mix; foreign exchange fluctuations; volume incentives offered to certain retail accounts; participation in our retail cooperative advertising programs; and costs associated with new product introductions. Future changes in raw material prices could have a significant impact on our gross margin. Our margins are also impacted by the growth in our Wholesale channel as sales in our Wholesale channel are at wholesale prices whereas sales in our Direct channel are at retail prices.

Gross margin improved 260 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 330 basis points. The improvement in gross margin was primarily driven by a favorable impact from fixed cost leverage on higher unit volume of 140 basis points, lower commodity costs of 120 basis points and decreased floor model expenses of 90 basis points.

•International gross margin improved 230 basis points. The improvement in gross margin was primarily driven by operational improvements of 100 basis points, favorable country mix of 70 basis points and lower commodity costs.

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

	Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019	2020	2019
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$73.5	$62.5	$63.4	$50.5	$10.1	$12.0	$—	$—
Other selling and marketing expenses	97.5	91.0	63.6	56.6	30.9	31.6	3.0	2.8
General, administrative and other expenses	80.6	70.7	48.8	33.0	12.1	11.5	19.7	26.2
Total operating expenses	$251.6	$224.2	$175.8	$140.1	$53.1	$55.1	$22.7	$29.0

Operating expenses increased $27.4 million, or 12.2%, and decreased 190 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $35.7 million, or 25.5%, and increased 20 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and other selling and marketing investments. Additionally, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account. We have adapted our marketing in response to the current market created by COVID-19 to help ensure we can maximize the effectiveness of our marketing investments during this time. We have adjusted our media mix to focus on digital channels to reach consumers shopping online.

•International operating expenses decreased $2.0 million, or 3.6%, and decreased 90 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreases in advertising and other selling and marketing investments.

•Corporate operating expenses decreased $6.3 million, or 21.7%. In the first quarter of 2019, we recorded $3.0 million of professional fees related to the acquisition of Sleep Outfitters, which were not repeated in 2020. Additionally, the decrease in operating expenses was primarily driven by a decrease in variable compensation expense.

Research and development expenses for the three months ended March 31, 2020 were $5.8 million compared to $5.2 million for the three months ended March 31, 2019, an increase of $0.6 million, or 11.5%.

OPERATING INCOME

	Three Months Ended March 31,
	2020		2019
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$101.4	15.0%	$64.3	11.8%	3.2%
International	26.6	18.3%	25.2	17.2%	1.1%
	128.0		89.5
Corporate expenses	(22.7)		(29.0)
Total operating income	$105.3	12.8%	$60.5	8.8%	4.0%

Operating income increased $44.8 million and operating margin improved 400 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $37.1 million and operating margin improved 320 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 330 basis points and improved operating expense leverage. These improvements were offset by $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account.

•International operating income increased $1.4 million and operating margin improved 110 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin and improved operating expense leverage, partially offset by the performance of the Asia-Pacific joint venture as a result of the reduction in contributions from its operations in China.

•Corporate operating expenses decreased $6.3 million, which positively impacted our consolidated operating margin by 80 basis points. In the first quarter of 2019, we recorded $3.0 million of professional fees related to the acquisition of Sleep Outfitters, which were not repeated in 2020. Additionally, the decrease in operating expenses was primarily driven by a decrease in variable compensation expense.

INTEREST EXPENSE, NET

	Three Months Ended March 31,
(in millions, except percentages)	2020	2019	% Change
Interest expense, net	$20.3	$22.4	(9.4)%

Interest expense, net, decreased $2.1 million, or 9.4%. The decrease in interest expense, net, was primarily driven by reduced average levels of outstanding debt and lower interest rates on our variable rate debt.

INCOME TAX PROVISION

	Three Months Ended March 31,
(in millions, except percentages)	2020	2019	% Change
Income tax provision	$23.5	$16.9	39.1%
Effective tax rate	27.8%	36.8%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $6.6 million due to an increase in income before income taxes. Our effective tax rate for the three months ended March 31, 2020 as compared to the same prior year period decreased by 900 basis points. The effective tax rate as compared to the U.S. federal statutory tax rate for the three months ended March 31, 2020 included a net unfavorable impact of discrete items primarily related to the impact of the likelihood of realization of certain deferred tax assets and certain stock compensation. The effective tax rate as compared to the U.S. federal statutory tax rate for the three months ended March 31, 2019 included the net unfavorable impact of discrete items primarily related to the sale of a certain interest in our Asia-Pacific joint venture and the impact of certain stock compensation.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, capital expenditures and working capital needs. As of March 31, 2020, we had working capital of $296.0 million, including cash and cash equivalents of $197.0 million, as compared to working capital of $126.9 million including cash and cash equivalents of $64.9 million as of December 31, 2019.

At March 31, 2020, total cash and cash equivalents were $197.0 million, of which $171.6 million was held in the U.S. and $25.4 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash provided by (used in) continuing operations:
Operating activities	$15.0	$4.6
Investing activities	(64.0)	(20.3)
Financing activities	188.1	11.0

Cash provided by operating activities from continuing operations increased $10.4 million in the three months ended March 31, 2020, as compared to the same period in 2019. The increase in cash provided by operating activities was primarily driven by the increase in cash earnings offset in part by a increase in working capital. Accrued expenses and other liabilities were a use of cash in 2020 due to the payout of variable compensation and other expenses such as advertising given higher revenues and earnings in 2019.

Cash used in investing activities from continuing operations increased $43.7 million in the three months ended March 31, 2020 as compared to the same period in 2019. The increase in cash used in investing activities was primarily due to cash used to acquire the Sherwood Bedding business and planned capital expenditures.

Cash provided by financing activities from continuing operations increased $177.1 million in the three months ended March 31, 2020 as compared to the same period in 2019. For the three months ended March 31, 2020, we had net borrowings of $380.1 million on our credit facilities, as compared to net borrowings of $13.9 million in 2019. During the three months ended March 31, 2020, we repurchased $199.3 million of our common stock, which included repurchases of $187.5 million under our share repurchase program and $11.8 million which was withheld to satisfy tax withholding obligations related to stock compensation. During the three months ended March 31, 2019, we repurchased 15,731 shares for $0.8 million under our share repurchase program and $2.9 million which was withheld to satisfy tax withholding obligations related to stock compensation. To provide greater financial flexibility in response to the continued impact of COVID-19, we elected to hold approximately $200 million of cash by borrowing on our revolving senior secured credit facility.

Cash Used in Discontinued Operations

Net cash used in operating, investing and financing activities from discontinued operations for the periods ended March 31, 2020 and 2019 was not material.

Capital Expenditures

Capital expenditures totaled $26.2 million and $19.1 million for the three months ended March 31, 2020 and 2019, respectively. Given the current global COVID-19 health crisis and resulting business impacts, we have delayed certain capital projects and cancelled or suspended non-critical projects. We currently expect our 2020 capital expenditures to be approximately $75 to $90 million, which includes investments in our U.S. enterprise resource planning projects and domestic manufacturing facility.

Indebtedness

Our total debt increased to $1,941.9 million as of March 31, 2020 from $1,547.0 million as of December 31, 2019. To provide greater financial flexibility in response to the continued impact of COVID-19, we elected to hold approximately $200 million of cash by borrowing on our revolving senior secured credit facility during the first quarter of 2020. Total remaining availability under our revolving senior secured credit facility is $101.9 million. We have no major debt maturities until 2023, and our senior secured credit facility matures in 2024.

As of March 31, 2020, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, in accordance with our 2019 Credit Agreement was 3.03 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of March 31, 2020, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

Our debt agreements contain certain covenants that limit restricted payments, including share repurchases and dividends.  The 2019 Credit Agreement, 2023 Senior Notes and 2026 Senior Notes contain similar limitations which, subject to other conditions, allow unlimited restricted payments at times when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, remains below 3.5 times. In addition, these agreements permit limited restricted payments under certain conditions when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA is above 3.5 times. The limit on restricted payments under the 2019 Credit Agreement, 2023 Senior Notes and 2026 Senior Notes is in part determined by a basket that grows at 50% of adjusted net income each quarter, reduced by restricted payments that are not otherwise permitted.

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

Debt Securities Guaranteed by Subsidiaries

The $450.0 million and $600.0 million aggregate principal amount of 2023 Senior Notes and 2026 Senior Notes (collectively the "Senior Notes"), respectively, are general unsecured senior obligations of Tempur Sealy International and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by all of Tempur Sealy International’s 100% directly or indirectly owned domestic subsidiaries (together, the "Obligor Group"). The foreign subsidiaries represent the foreign operations of the Company and do not guarantee the Senior Notes.

The Senior Notes rank equally with or senior to all debt of Tempur Sealy International and the Obligor Group, but are effectively junior to all secured debt, including obligations under the 2019 Credit Agreement, to the extent of the value of the assets securing such debt. Subject to certain restrictions, Tempur Sealy International and the restricted subsidiaries under the applicable indenture may incur additional secured debt. Claims of creditors of non-guarantor subsidiaries, including trade creditors, and creditors holding debt and guarantees issued by those subsidiaries, and claims of preferred stockholders (if any) of those subsidiaries generally will have priority with respect to the assets and earnings of those subsidiaries over the claims of creditors of the holders of the Senior Notes. The Senior Notes and each guarantee are therefore effectively subordinated to creditors (including trade creditors) and preferred stockholders (if any) of non-guarantor subsidiaries.

Under the applicable indenture, each guarantee is limited to the maximum amount that would not render the subsidiary guarantor's obligations subject to avoidance under the applicable fraudulent conveyance provisions of the United States Bankruptcy Code or any comparable provision of state law. By virtue of this limitation, a subsidiary guarantor's obligation under its guarantee could be significantly less than amounts payable with respect to the Senior Notes, or could be reduced to zero, depending upon the amount of other obligations of such guarantor.

A subsidiary guarantor will be released from its obligations under the applicable indenture governing the Senior Notes when: (a) the subsidiary guarantor is sold or sells all or substantially all of its assets; (b) the subsidiary is declared "unrestricted" under the applicable indenture; (c) the subsidiary’s guarantee of indebtedness under the 2019 Credit Agreement (as it may be amended, refinanced or replaced) is released (other than a discharge through repayment); (d) the requirements for legal or covenant defeasance or discharge of the applicable indenture have been satisfied; (e) the subsidiary is liquidated or dissolved in accordance with the applicable indenture; or (f) the occurrence of any covenant suspension. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries. The Company has accounted for its investments in its subsidiaries under the equity method.

In March 2020, the SEC adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities under Rule 3-10 of Regulation S-X, permitting registrants to disclose summarized financial information for such subsidiary issuers and guarantors. The rule is effective January 4, 2021; however, earlier compliance is permitted. The Company elected to early comply with this rule in this Report.

The summarized financial information for the Obligor Group follows.

Three Months Ended March 31, 2020
Obligor Group
(in millions)	(Unaudited)
Net sales to unrelated parties	$635.9
Net sales to non-obligor subsidiaries	$15.3
Gross profit	$269.6
Income from continuing operations	$60.5
Net income attributable to Tempur Sealy International, Inc.	$43.0

	Obligor Group	Obligor Group
	March 31, 2020	December 31, 2019
(in millions)	(Unaudited)
ASSETS

Receivables due from non-obligor subsidiaries	$93.3	$161.4
Other current assets	484.1	314.6
Total current assets	577.4	476.0
Loan receivable from non-obligor subsidiaries	315.7	310.1
Goodwill and other intangible assets, net	1,102.7	1,075.5
Other non-current assets	692.7	624.7
Total non-current assets	2,111.1	2,010.3

LIABILITIES

Payables due to non-obligor subsidiaries	93.9	163.3
Other current liabilities	513.8	490.4
Total current liabilities	607.7	653.7
Loan payable to non-obligor subsidiaries	22.0	8.3
Other non-current liabilities	2,169.7	1,832.9
Total non-current liabilities	$2,191.7	$1,841.2

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock for a total repurchase price of not more than $800.0 million. During the three months ended March 31, 2020, we repurchased 2.6 million shares for approximately $187.5 million. As of March 31, 2020, we had approximately $131.3 million remaining under our existing share repurchase authorization. In February 2020, the Board of Directors authorized an increase, of $194.2 million, to our share repurchase authorization of Tempur Sealy International's common stock to $300.0 million. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deems appropriate. These repurchases may be funded by operating cash flows and/or borrowings under our debt arrangements. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing and regulatory requirements and other market conditions. The program is subject to certain limitations under our debt agreements. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Repurchases may be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under federal securities laws.

We ceased all share repurchase activity in March 2020. We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. For a complete description of our Share Repurchase Program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," in the 2019 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

Future Liquidity Sources and Uses

We have taken actions and may continue to take actions intended to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets. These actions include:

•Elected to hold approximately $200 million of cash by borrowing on our revolving senior secured credit facility during the first quarter of 2020. Total remaining availability under our facility is $101.9 million. We have no major debt maturities until 2023, and our senior secured credit facility matures in 2024.
•Suspended our share repurchase program.
•Delayed certain capital projects and canceled or suspended non-critical projects.

•Evaluated and took actions to reduce costs and spending across our organization, which included reductions in advertising, personnel, including a furlough of 35% of U.S. salaried employees, other staffing related expenses and variable compensation.
•Worked closely with our customers, especially third-party retailers, to support their operations and ensure timely collection of amounts owed.
•Closely managed working capital.
•Advanced discussions with commercial banks to obtain additional incremental liquidity in the form of a variable rate term loan.

We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, and debt service obligations. Our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements. For information regarding the impact of COVID-19 on our business, including our liquidity and capital resources, please refer to "Risk Factors" in ITEM 1A of Part II of this Report.

Our primary sources of liquidity are cash flows from operations and borrowings, as needed, under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of March 31, 2020, we had $1,941.9 million in total debt outstanding and our adjusted EBITDA, which is a non-GAAP financial measure, was $151.2 million for the three months ended March 31, 2020. Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Total cash interest payments related to our borrowings are expected to be approximately $90 to $95 million in 2020. Our target range for our ratio of consolidated indebtedness less netted cash, which is a non-GAAP financial measure, is 2.5 to 3.5 times. As a result of the current environment, we anticipate our ratio of consolidated indebtedness less netted cash to temporarily increase above our target range in 2020.

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

Adjusted Net Income and Adjusted EPS

A reconciliation of reported net income to adjusted net income and the calculation of adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below.

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2020	March 31, 2019
Net income	$59.7	$28.4
Loss from discontinued operations, net of tax (1)	1.2	0.4
Customer-related charges (2)	11.7	—
Operational disruptions (3)	2.3	—
Accounting standard adoption (4)	1.5	—
Acquisition-related costs and other (5)	—	(3.9)
Tax adjustments (6)	(3.9)	4.9
Adjusted net income	$72.5	$29.8

Adjusted earnings per share, diluted	$1.34	$0.54

Diluted shares outstanding	54.0	55.7

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	In the first quarter of 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account.
(3)	In the first quarter of 2020, in applying contractual definitions under the 2019 Credit Agreement, we recorded $2.3 million of certain direct charges related to operational disruptions caused by the government shutdowns as a result of COVID-19.
(4)	In the first quarter of 2020, we recorded $1.5 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within the covenant compliance calculation.
(5)	In the first quarter of 2019, we recorded $3.3 million of acquisition-related and other costs in operating expenses, primarily related to professional fees for the acquisition of Sleep Outfitters. These costs were offset by $7.2 million of other income related to the sale of our interest in a subsidiary of the Asia-Pacific joint venture.
(6)	Adjusted income tax provision represents the tax effects associated with the aforementioned items and other discrete income tax events.

Adjusted Operating Income (Expense) and Adjusted Operating Margin

A reconciliation of operating income (expense) and operating margin to adjusted operating income (expense) and adjusted operating margin, respectively, are provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below.

The following table sets forth our reported gross profit and the reconciliation of our operating income (expense) and operating margin to the calculation of adjusted operating income (expense) and adjusted operating margin for the three months ended March 31, 2020. We had no adjustments to gross profit for the three months ended March 31, 2020.

	Three Months Ended March 31, 2020
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$822.4		$677.2		$145.2		$—

Gross profit	$357.1	43.4%	$277.2	40.9%	$79.9	55.0%	$—

Operating income (expense)	$105.3	12.8%	$101.4	15.0%	$26.6	18.3%	$(22.7)
Adjustments:
Customer-related charges (1)	11.7		11.7		—		—
Operational disruptions (2)	2.3		—		2.3		—
Accounting standard adoption (3)	1.5		1.5		—		—
Total adjustments	15.5		13.2		2.3		—

Adjusted operating income (expense)	$120.8	14.7%	$114.6	16.9%	$28.9	19.9%	$(22.7)

The following table sets forth our reported gross profit and the reconciliation of our operating income (expense) and operating margin to the calculation of adjusted operating income (expense) and adjusted operating margin for the three months ended March 31, 2019. We had no adjustments to gross profit for the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$690.9		$544.0		$146.9		$—

Gross profit	$281.8	40.8%	$204.4	37.6%	$77.4	52.7%	$—

Operating income (expense)	$60.5	8.8%	$64.3	11.8%	$25.2	17.2%	$(29.0)
Adjustments:
Acquisition-related costs and other (4)	3.3		—		0.3		3.0
Total adjustments	3.3		—		0.3		3.0

Adjusted operating income (expense)	$63.8	9.2%	$64.3	11.8%	$25.5	17.4%	$(26.0)

(1)	In the first quarter of 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account.
(2)	In the first quarter of 2020, in applying contractual definitions under the 2019 Credit Agreement, we recorded $2.3 million of certain direct charges related to operational disruptions caused by the government shutdowns as a result of COVID-19.
(3)	In the first quarter of 2020, we recorded $1.5 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within the covenant compliance calculation.
(4)	In the first quarter of 2019, we recorded $3.3 million of acquisition-related and other costs in operating expenses, primarily related to professional fees for the acquisition of Sleep Outfitters.

EBITDA, Adjusted EBITDA, Consolidated Indebtedness Less Netted Cash

The following reconciliations are provided below:

•Net income to EBITDA and adjusted EBITDA
•Ratio of consolidated indebtedness less netted cash to adjusted EBITDA
•Total debt, net to consolidated indebtedness less netted cash

We believe that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance, cash flow generation and comparisons from period to period, as well as general information about our progress in reducing our leverage.

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(in millions)	March 31, 2020	March 31, 2019
Net income	$59.7	$28.4
Interest expense, net	20.3	22.4
Income taxes	23.5	16.9
Depreciation and amortization	31.0	28.6
EBITDA	$134.5	$96.3
Adjustments:
Loss from discontinued operations, net of tax (1)	1.2	0.4
Customer-related charges (2)	11.7	—
Operational disruptions (3)	2.3	—
Accounting standard adoption (4)	1.5	—
Acquisition-related costs and other (5)	—	(3.9)
Adjusted EBITDA	$151.2	$92.8

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	In the first quarter of 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account.
(3)	In the first quarter of 2020, in applying contractual definitions under the 2019 Credit Agreement, we recorded $2.3 million of certain direct charges related to operational disruptions caused by the government shutdowns as a result of COVID-19.
(4)	In the first quarter of 2020, we recorded $1.5 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within the covenant compliance calculation.
(5)	In the first quarter of 2019, we recorded $3.3 million of acquisition-related and other costs in operating expenses, primarily related to professional fees for the acquisition of Sleep Outfitters. These costs were offset by $7.2 million of other income related to the sale of our interest in a subsidiary of the Asia-Pacific joint venture.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended March 31, 2020:

Trailing Twelve Months Ended
(in millions)	March 31, 2020
Net income	$220.8
Interest expense, net	83.6
Income taxes	81.3
Depreciation and amortization	120.9
EBITDA	$506.6
Adjustments:
Loss from discontinued operations, net of tax (1)	2.2
Customer-related charges (2)	41.5
Earnings from Sherwood prior to acquisition (3)	9.8
Charitable stock donation (4)	8.9
Acquisition-related costs and other (5)	3.5
Operational disruptions (6)	2.3
Accounting standard adoption (7)	1.5
Adjusted EBITDA	$576.3

Consolidated indebtedness less netted cash	$1,746.0

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	3.03 times

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	In the first quarter of 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account. In the fourth quarter of 2019, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL Holding, LLC ("Mattress PAL") and resulting significant liquidity issues of Mattress PAL's affiliates to fully reserve trade receivables and other assets associated with this account.
(3)	We completed the acquisition of Sherwood Bedding on January 31, 2020 and designated this subsidiary as restricted under the 2019 Credit Agreement. For covenant compliance purposes, we included $9.8 million of EBITDA from this subsidiary for the ten months prior to acquisition in our calculation of adjusted EBITDA for the trailing twelve months ended March 31, 2020.
(4)	In 2019, we recorded an $8.9 million charge related to the donation of common stock at fair market value to certain public charities.
(5)	In 2019, we recorded $3.5 million of acquisition-related and other costs. These costs included $2.8 million of post-acquisition restructuring charges and professional fees incurred in the acquisition of Sleep Outfitters and $0.7 million of professional fees in connection with the amendment of the senior secured credit facility.
(6)	In the first quarter of 2020, in applying contractual definitions under the 2019 Credit Agreement, we recorded $2.3 million of certain direct charges related to operational disruptions caused by the government shutdowns as a result of COVID-19.
(7)	In the first quarter of 2020, we recorded $1.5 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within the covenant compliance calculation.

On October 16, 2019, we entered into the 2019 Credit Agreement with a syndicate of banks. Under the 2019 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the trailing twelve months ended March 31, 2020, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of adjusted EBITDA under the 2019 Credit Agreement to consolidated indebtedness less netted cash was 3.03 times for the trailing twelve months ended March 31, 2020. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of March 31, 2020. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	March 31, 2020
Total debt, net	$1,933.0
Plus: Deferred financing costs (1)	8.9
Consolidated indebtedness	1,941.9
Less: Netted cash (2)	195.9
Consolidated indebtedness less netted cash	$1,746.0

(1)	We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Condensed Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we have added these costs back to total debt, net as calculated per the Condensed Consolidated Balance Sheets.
(2)	Netted cash includes cash and cash equivalents for domestic and foreign subsidiaries designated as restricted subsidiaries in the 2019 Credit Agreement.

Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in the 2019 Annual Report. There have been no material changes to our critical accounting policies and estimates in 2020.

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. The most recent annual impairment tests performed as of October 1, 2019 indicated that the fair values of each of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our assessment of an impairment on any of these assets could change in future periods if significant events happen and/or circumstances change that effect the previously mentioned assumptions included in our 2019 Annual Report, which could result in an impairment charge in future periods. Significant assumptions inherent in the valuation methodologies include, but are not limited to, such estimates as future projected business results, growth rates, the weighted average cost of capital, and royalty and discount rates. While we are unable to currently determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, a substantial decline in our operating performance over an extended period of time could cause us to recognize an impairment of some or all of our tangible and intangible assets.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposures

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by 0.3% in the three months ended March 31, 2020.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at March 31, 2020, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $6.8 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

As of March 31, 2020, we had variable-rate debt of approximately $821.8 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $8.2 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.  CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings can be found in Note 11, "Commitments and Contingencies," of the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1, "Financial Statements" of this Report and is incorporated by reference herein.

ITEM 1A.  RISK FACTORS

The outbreak of COVID-19 has had, and may continue to have, a negative impact on the global economy and on our business, operations, or financial results.

The novel strain of coronavirus (COVID-19) first identified in Wuhan, China in December 2019 has now spread to nearly all regions around the world. The outbreak, and measures taken to contain or mitigate it, have had dramatic adverse consequences for the economy, including on demand, operations, supply chains, and financial markets. The nature and scope of the consequences to date are difficult to evaluate precisely, and their future course is impossible to predict with confidence.

The COVID-19 crisis has already had several significant effects on our business and our financial condition, including the following:

•the impact of the pandemic on the economies and financial markets of the regions in which we operate, including an increase in unemployment, has resulted in consumers having less disposable income and, in turn, in decreased sales of our products;
•“shelter in place” and other similar mandated or suggested isolation protocols have disrupted third-party retailer stores and company-owned stores, via store closures or reduced operating hours and decreased retail traffic;
•many of our third-party retailer stores within the Wholesale channel are closed in the U.S. and around the world; and
•company-owned stores within the Direct channel are either closed or operating under restricted conditions.

These effects, particularly store closures, have negatively impacted sales at the end of the quarter and may negatively impact sales until the COVID-19 pandemic moderates. At this time, we cannot reasonably estimate the length of time these closures will remain in effect, and the inability to sell our products through the Wholesale channel and within company-owned stores within the Direct channel has had and will continue to have a material adverse effect on our revenues and results of operation. Our e-commerce operations remain open globally and ready to serve our customers, as do the e-commerce operations for many of our third-party retailers. The COVID-19 pandemic is also shifting demand patterns to favor our lower-margin products, which is producing a reduction in our gross margins.

These effects began in the latter weeks of March and have continued to date, so effects on the second quarter are likely to be more significant.

The effects of the COVID-19 crisis could be aggravated if the crisis continues, and we could also see additional impacts that might include the following:

•a potential global recession, a decline in consumer confidence and spending, or a further increase in unemployment could continue to result in consumers having less disposable income and, in turn, in decreased sales of our products;
•the continued disruption to third-party retailer stores and company-owned stores resulting from "shelter in place" and similar protocols, which, even if rolled back, could be reinstated as the pandemic continues to evolve;
•social distancing measures or changes in consumer spending behaviors due to COVID-19 may continue to impact retail demand after the resumption of more normalized operations and such actions could result in a loss of sales and profit;
•difficulty accessing debt and equity on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our ability to access capital necessary to operate our business;
•the failure of our Wholesale channel customers to whom we extend credit to pay amounts owed to us on time, or at all, particularly if such customers are significantly impacted by COVID-19;
•the risk that even after the pandemic has initially subsided, fear of COVID-19 re-occurrence could cause customers to avoid public places where our stores and those of our Wholesale partners are located;
•we may experience temporary or long-term disruptions in our supply chain, as the outbreak has resulted in travel disruptions and has impacted manufacturing and distribution throughout the world;
•we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time but could be material.

The future impact of the COVID-19 crisis on our business, operations, or financial results is highly uncertain and will depend on numerous evolving factors that we cannot predict precisely, including, but not limited to:

•the duration, scope, and severity of the COVID-19 pandemic;
•the disruption or delay of production and delivery of materials and products in our supply chain;
•the impact of travel bans, work-from-home policies, or shelter-in-place orders;
•the temporary or prolonged shutdown of manufacturing facilities or retail stores and decreased retail traffic;
•staffing shortages;
•general economic, financial, and industry conditions, particularly conditions relating to liquidity, financial performance, and related credit issues in the retail sector, which may be amplified by the effects of COVID-19;
•the long-term effects of COVID-19 on the national and global economy, including on consumer confidence and spending, financial markets and the availability of credit for us, our suppliers and our customers; and
•our success in attempting to reduce operating costs and conserve cash, which could require further actions to improve our cash position, including but not limited to, implementing expanded employee furloughs, and foregoing capital expenditures and other discretionary expenses.

Delaware law and our certificate of incorporation and by-laws contain anti-takeover provisions, and on March 27, 2020 our Board of Directors adopted a limited duration shareholder rights agreement, any of which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors that some stockholders may consider favorable.

Provisions of Delaware law, our certificate of incorporation and by-laws and our limited duration shareholder rights agreement adopted on March 27, 2020 (with an ownership trigger of 10% (20% in the case of a passive institutional investor)) could hamper a third party's acquisition of us, or delay or discourage a third party from attempting to acquire control of us via a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors. You may not have the opportunity to participate in these transactions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•our ability to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of our common stock;
•the requirements that our stockholders provide advance notice when nominating our directors; and
•the inability of our stockholders to convene a stockholders' meeting without the chairperson of the Board of Directors, the president, or a majority of the Board of Directors first calling the meeting.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2020:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2020 - January 31, 2020	221,585	(1)	$87.80	103,681	$115.3
February 1, 2020 - February 29, 2020	477,587	(1)	$82.48	459,898	$271.7
March 1, 2020 - March 31, 2020	2,020,932	(1)	$69.49	2,018,940	$131.3
Total	2,720,104			2,582,519

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.
(2)	In February 2020, the Board of Directors increased the authorization under the Company's share repurchase program by an additional $194.2 million. The Company ceased all share repurchase activity in March 2020.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.  EXHIBITS

The following is an index of the exhibits included in this report:

3.1
Amended and Restated Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Registrant's registration statement on Form S-1 (File No. 333-109798) as filed on December 12, 2003). (1)

3.2	Amendment to Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed on May 24, 2013). (1)
3.3
Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Tempur Sealy International, Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed on March 15, 2017). (1)

3.4
Second Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Tempur Sealy International, Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed on March 27, 2020) (1)

4.1
Rights Agreement, dated as of March 27, 2020, by and between Tempur Sealy International, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K as filed on March 27, 2020) (1)

10.1
Second Amendment to Employment and Non-Competition Agreement dated March 25, 2020 by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on March 27, 2020) (1) (2)

22	List of Subsidiary Guarantors
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

(1)	Incorporated by reference.
(2)	Indicates management contract or compensatory plan or arrangement.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: May 7, 2020	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer