Form 10-Q
period 2020-06-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2020-08-06
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2020
or
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

The number of shares outstanding of the registrant’s common stock as of August 3, 2020 was 51,566,272 shares.

Special Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q, (this "Report"), including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which includes information concerning one or more of our plans; objectives; goals; strategies and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, ITEM 2 of this Report. When used in this Report, the words "assumes," "estimates," "expects," “guidance,” “anticipates,” "might," “projects,” "predicts," “plans,” “proposed,” “targets,” “intends,” “believes,” “will,” "may," "could," "is likely to" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to the Company's expectations regarding sales and demand trends, performance generally for 2020 and subsequent periods, the potential vesting of the Company’s long-term aspirational plan, the expected impacts of COVID-19 and the Company's expectations for emerging from the market downturn. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

        Other potential risk factors include the risk factors discussed under the heading "Risk Factors" in Part I, ITEM 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"), and in Part II, ITEM 1A, Risk Factors, of this Report. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$665.2	$722.8	$1,487.6	$1,413.7
Cost of sales	399.3	409.4	864.6	818.5
Gross profit	265.9	313.4	623.0	595.2
Selling and marketing expenses	135.1	163.3	306.1	316.8
General, administrative and other expenses	82.4	72.7	163.0	143.4
Equity income in earnings of unconsolidated affiliates	(5.0)	(3.6)	(4.8)	(6.5)
Operating income	53.4	81.0	158.7	141.5

Other expense, net:
Interest expense, net	20.6	22.5	40.9	44.9
Other expense (income), net	0.3	—	0.8	(7.8)
Total other expense, net	20.9	22.5	41.7	37.1

Income from continuing operations before income taxes	32.5	58.5	117.0	104.4
Income tax provision	(9.4)	(15.8)	(32.9)	(32.7)
Income from continuing operations	23.1	42.7	84.1	71.7
Income (loss) from discontinued operations, net of tax	0.1	(1.2)	(1.1)	(1.6)
Net income before non-controlling interests	23.2	41.5	83.0	70.1
Less: Net income (loss) attributable to non-controlling interests	0.2	(0.1)	0.3	0.1
Net income attributable to Tempur Sealy International, Inc.	$23.0	$41.6	$82.7	$70.0

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.44	$0.78	$1.60	$1.31
Loss per share for discontinued operations	—	(0.02)	(0.02)	(0.03)
Earnings per share	$0.44	$0.76	$1.58	$1.28

Diluted
Earnings per share for continuing operations	$0.44	$0.76	$1.58	$1.29
Loss per share for discontinued operations	—	(0.02)	(0.02)	(0.03)
Earnings per share	$0.44	$0.74	$1.56	$1.26

Weighted average common shares outstanding:
Basic	51.6	54.7	52.5	54.7
Diluted	52.0	56.0	53.0	55.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income before non-controlling interests	$23.2	$41.5	$83.0	$70.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments	10.7	3.0	(12.3)	7.0
Other comprehensive income (loss), net of tax	10.7	3.0	(12.3)	7.0
Comprehensive income	33.9	44.5	70.7	77.1
Less: Comprehensive income (loss) attributable to non-controlling interests	0.2	(0.1)	0.3	0.1
Comprehensive income attributable to Tempur Sealy International, Inc.	$33.7	$44.6	$70.4	$77.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$146.8	$64.9
Accounts receivable, net	341.8	372.0
Inventories	258.8	260.5
Prepaid expenses and other current assets	198.1	202.8
Total Current Assets	945.5	900.2
Property, plant and equipment, net	462.8	435.8
Goodwill	757.5	732.3
Other intangible assets, net	633.5	641.4
Operating lease right-of-use assets	281.6	245.4
Deferred income taxes	13.6	14.1
Other non-current assets	107.4	92.6
Total Assets	$3,201.9	$3,061.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$247.1	$251.7
Accrued expenses and other current liabilities	455.2	473.2
Current portion of long-term debt	256.4	37.4
Income taxes payable	43.0	11.0
Total Current Liabilities	1,001.7	773.3
Long-term debt, net	1,497.2	1,502.6
Long-term operating lease obligations	239.3	205.4
Deferred income taxes	93.0	102.1
Other non-current liabilities	121.0	118.0
Total Liabilities	2,952.2	2,701.4

Total Stockholders' Equity	249.7	360.4
Total Liabilities and Stockholders' Equity	$3,201.9	$3,061.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

Three Months Ended June 30, 2020

	Tempur Sealy International, Inc. Stockholders' Equity
	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interests in Subsidiaries	Total Stockholders' Equity
	Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of March 31, 2020	99.2	$1.0	47.7	$(2,026.5)	$578.7	$1,756.5	$(110.7)	$9.4	$208.4
Net income						23.0			23.0
Net income attributable to non-controlling interests								0.2	0.2
Dividend paid to non-controlling interest in subsidiary								(0.1)	(0.1)
Foreign currency adjustments							10.7		10.7
Exercise of stock options			—	—	0.2				0.2
Issuances of PRSUs, RSUs, and DSUs			—	0.4	(0.4)				—
Treasury stock repurchased - PRSU/RSU/DSU releases			—	(0.2)					(0.2)
Amortization of unearned stock-based compensation					7.5				7.5
Balance, June 30, 2020	99.2	$1.0	47.7	$(2,026.3)	$586.0	$1,779.5	$(100.0)	$9.5	$249.7

Three Months Ended June 30, 2019

	Tempur Sealy International, Inc. Stockholders' Equity
	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of March 31, 2019	99.2	$1.0	44.5	$(1,736.7)	$537.1	$1,542.2	$(91.3)	$1.2	$253.5
Net income						41.6			41.6
Net loss attributable to non-controlling interest								(0.1)	(0.1)
Foreign currency adjustments							3.0		3.0
Exercise of stock options			(0.1)	0.9	2.2				3.1
Issuances of PRSUs, RSUs, and DSUs			—	0.3	(0.3)				—
Treasury stock repurchased			—	(1.5)					(1.5)
Treasury stock repurchased - PRSU/RSU/DSU releases			—	(0.3)					(0.3)
Amortization of unearned stock-based compensation					6.6				6.6
Balance, June 30, 2019	99.2	$1.0	44.4	$(1,737.3)	$545.6	$1,583.8	$(88.3)	$1.1	$305.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in millions) (unaudited)

Six Months Ended June 30, 2020

	Tempur Sealy International, Inc. Stockholders' Equity
	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interests in Subsidiaries	Total Stockholders' Equity
	Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2019	99.2	$1.0	45.4	$(1,832.8)	$575.7	$1,703.3	$(87.7)	$0.9	$360.4
Net income						82.7			82.7
Net income attributable to non-controlling interests								0.3	0.3
Adoption of accounting standard effective January 1, 2020, net of tax						(6.5)			(6.5)
Acquisition of non-controlling interest in subsidiary								8.4	8.4
Dividend paid to non-controlling interest in subsidiary								(0.1)	(0.1)
Foreign currency adjustments							(12.3)		(12.3)
Exercise of stock options			—	0.3	1.2				1.5
Issuances of PRSUs, RSUs, and DSUs			(0.4)	5.7	(5.7)				—
Treasury stock repurchased			2.6	(187.5)					(187.5)
Treasury stock repurchased - PRSU/RSU/DSU releases			0.1	(12.0)					(12.0)
Amortization of unearned stock-based compensation					14.8				14.8
Balance, June 30, 2020	99.2	$1.0	47.7	$(2,026.3)	$586.0	$1,779.5	$(100.0)	$9.5	$249.7

Six Months Ended June 30, 2019

	Tempur Sealy International, Inc. Stockholders' Equity
	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2018	99.2	$1.0	44.7	$(1,737.0)	$532.1	$1,513.8	$(95.3)	$2.9	$217.5
Net income						70.0			70.0
Net income attributable to non-controlling interest								0.1	0.1
Repurchase of interest in subsidiary								(1.9)	(1.9)
Foreign currency adjustments							7.0		7.0
Exercise of stock options			(0.2)	1.7	3.8				5.5
Issuances of PRSUs, RSUs, and DSUs			(0.2)	3.5	(3.5)				—
Treasury stock repurchased			—	(2.3)					(2.3)
Treasury stock repurchased - PRSU/RSU/DSU releases			0.1	(3.2)					(3.2)
Amortization of unearned stock-based compensation					13.2				13.2
Balance, June 30, 2019	99.2	$1.0	44.4	$(1,737.3)	$545.6	$1,583.8	$(88.3)	$1.1	$305.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions) (unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$83.0	$70.1
Loss from discontinued operations, net of tax	1.1	1.6
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	47.5	43.5
Amortization of stock-based compensation	14.8	13.2
Amortization of deferred financing costs	1.7	1.2
Bad debt expense	26.5	4.6
Deferred income taxes	(6.6)	8.8
Dividends received from unconsolidated affiliates	1.5	2.3
Equity income in earnings of unconsolidated affiliates	(4.8)	(6.5)
Foreign currency adjustments and other	1.0	(6.3)
Changes in operating assets and liabilities, net of effect of business acquisitions	4.7	(86.6)
Net cash provided by operating activities from continuing operations	170.4	45.9

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(49.4)	(39.9)
Acquisitions, net of cash acquired	(37.9)	(17.1)
Other	0.1	10.3
Net cash used in investing activities from continuing operations	(87.2)	(46.7)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	1,073.9	509.2
Repayments of borrowings under long-term debt obligations	(866.9)	(509.8)
Proceeds from exercise of stock options	1.5	5.5
Treasury stock repurchased	(199.5)	(5.5)
Payments of deferred financing costs	(1.6)	(0.1)
Repayments of finance lease obligations and other	(6.0)	(3.3)
Net cash provided by (used in) financing activities from continuing operations	1.4	(4.0)

Net cash provided by (used in) continuing operations	84.6	(4.8)

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows	(1.0)	(2.0)
Investing cash flows	—	—
Financing cash flows	—	—
Net cash used in discontinued operations	(1.0)	(2.0)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1.7)	(0.7)
Increase (decrease) in cash and cash equivalents	81.9	(7.5)
CASH AND CASH EQUIVALENTS, beginning of period	64.9	45.8
CASH AND CASH EQUIVALENTS, end of period	146.8	38.3
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$146.8	$38.3

Supplemental cash flow information:
Cash paid during the period for:
Interest	$41.1	$45.9
Income taxes, net of refunds	$7.2	$35.2

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

The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $24.8 million and $22.5 million at June 30, 2020 and December 31, 2019, respectively, is recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

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

(b) Adoption of New Accounting Standards.

Goodwill. Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2017-04, "Intangibles - Goodwill and Other (Topic 350)." The ASU simplifies the test for goodwill impairment, by eliminating Step 2 of the impairment test. Under ASU 2017-04, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill for the reporting unit. Adoption of this guidance did not have an impact on the Company's financial statements.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(c) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method, and consist of the following:

	June 30,	December 31,
(in millions)	2020	2019
Finished goods	$136.4	$157.4
Work-in-process	10.6	10.8
Raw materials and supplies	111.8	92.3
	$258.8	$260.5

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

The Company had the following activity for sales returns from December 31, 2019 to June 30, 2020:

(in millions)
Balance as of December 31, 2019	$39.3
Amounts accrued	51.3
Returns charged to accrual	(49.3)
Balance as of June 30, 2020	$41.3

As of June 30, 2020 and December 31, 2019, $27.9 million and $26.2 million of accrued sales returns are included as a component of accrued expenses and other current liabilities and $13.4 million and $13.1 million of accrued sales returns are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The Company had the following activity for its accrued warranty expense from December 31, 2019 to June 30, 2020:

(in millions)
Balance as of December 31, 2019	$41.6
Amounts accrued	9.4
Warranties charged to accrual	(10.6)
Balance as of June 30, 2020	$40.4

As of June 30, 2020 and December 31, 2019, $17.5 million and $19.4 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $22.9 million and $22.2 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The Company had the following activity for its allowance for credit losses from December 31, 2019 to June 30, 2020:

(in millions)
Balance as of December 31, 2019	$71.9
ASU 2016-13 adoption impact	8.9
Amounts accrued	26.5
Write-offs charged against the allowance	(13.4)
Balance as of June 30, 2020	$93.9

(2) Net Sales

        The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$494.6	$69.1	$563.7	$1,104.2	$181.9	$1,286.1
Direct	75.9	25.6	101.5	143.5	58.0	201.5
Net sales	$570.5	$94.7	$665.2	$1,247.7	$239.9	$1,487.6

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$533.0	$73.6	$606.6	$1,173.3	$189.8	$1,363.1
Other	37.5	21.1	58.6	74.4	50.1	124.5
Net sales	$570.5	$94.7	$665.2	$1,247.7	$239.9	$1,487.6

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$542.0	$—	$542.0	$1,174.5	$—	$1,174.5
Canada	28.5	—	28.5	73.2	—	73.2
International	—	94.7	94.7	—	239.9	239.9
Net sales	$570.5	$94.7	$665.2	$1,247.7	$239.9	$1,487.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$528.5	$103.7	$632.2	$1,030.3	$217.8	$1,248.1
Direct	59.6	31.0	90.6	101.8	63.8	165.6
Net sales	$588.1	$134.7	$722.8	$1,132.1	$281.6	$1,413.7

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$554.2	$108.4	$662.6	$1,068.6	$223.8	$1,292.4
Other	33.9	26.3	60.2	63.5	57.8	121.3
Net sales	$588.1	$134.7	$722.8	$1,132.1	$281.6	$1,413.7

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$533.7	$—	$533.7	$1,030.9	$—	$1,030.9
Canada	54.4	—	54.4	101.2	—	101.2
International	—	134.7	134.7	—	281.6	281.6
Net sales	$588.1	$134.7	$722.8	$1,132.1	$281.6	$1,413.7

(3) Acquisitions
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
(4) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2019	$576.6	$155.7	$732.3
Goodwill resulting from acquisitions	26.7	—	26.7
Foreign currency translation and other	(2.8)	1.3	(1.5)
Balance as of June 30, 2020	$600.5	$157.0	$757.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(5) Debt

Debt for the Company consists of the following:

	June 30, 2020		December 31, 2019
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$414.4	(1)	$425.0	(2)	October 16, 2024
364-Day Term Loan	200.0	(3)	—	(3)	May 12, 2021
Revolver	—	(1)	—	(2)	October 16, 2024
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	—	(4)	—	(4)	April 6, 2021
Finance lease obligations (5)	71.2		64.1		Various
Other	25.2		7.9		Various
Total debt	1,760.8		1,547.0
Less: Deferred financing costs	7.2		7.0
Total debt, net	1,753.6		1,540.0
Less: Current portion	256.4		37.4
Total long-term debt, net	$1,497.2		$1,502.6

(1)	Interest at LIBOR plus applicable margin of 1.375% as of June 30, 2020.
(2)	Interest at LIBOR plus applicable margin of 1.625% as of December 31, 2019.
(3)	Interest at base rate plus applicable margin of 1.375% per annum or a eurocurrency rate (subject to a 1.0% floor) plus applicable margin of 2.375% per annum.
(4)	Interest at one month LIBOR index plus 80 basis points.
(5)	Finance lease obligations are a non-cash financing activity. Refer to Note 6, "Leases".

As of June 30, 2020, the Company was in compliance with all applicable debt covenants.

2019 Credit Agreement

On October 16, 2019, the Company entered into the 2019 Credit Agreement with a syndicate of banks. The 2019 Credit Agreement provides for a $425.0 million revolving credit facility, a $425.0 million term loan facility, and an incremental facility in an aggregate amount of up to $550.0 million plus the amount of certain prepayments plus an additional unlimited amount subject to compliance with a maximum consolidated secured leverage ratio test. The 2019 Credit Agreement has a $60.0 million sub-facility for the issuance of letters of credit. As of June 30, 2020, total availability under the revolving credit facility was $423.9 million after a $1.1 million reduction for outstanding letters of credit.

On May 13, 2020, the Company and certain of its subsidiaries entered into an amendment to the existing 2019 Credit Agreement. The amendment provided for a new 364-day $200.0 million term loan (the "364-Day Loan"). The Company used the proceeds of the 364-Day Loan to repay borrowings under the existing $425.0 million revolving credit facility and to pay fees and expenses in connection with the amendment. The 364-Day Loan bears interest, at the borrower’s option, at a base rate plus a margin of 1.375% per annum or a eurocurrency rate (subject to a 1.0% floor) plus a margin of 2.375% per annum. In addition, for so long as the 364-Day Loan remains outstanding, the Company is subject to certain additional restrictions under the covenants provided for in the Credit Agreement, including, but not limited to, the Company's ability to repurchase shares and make certain investments.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). As of June 30, 2020, the Company had availability of $40.8 million under the Accounts Receivable Securitization.

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

	Fair Value
(in millions)	June 30, 2020	December 31, 2019
2023 Senior Notes	$457.5	$464.2
2026 Senior Notes	614.2	634.9

(6) Leases

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019:

(in millions)		June 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$281.6	$245.4
Finance lease assets	Property, plant and equipment, net	61.3	54.4
Total leased assets		$342.9	$299.8

Liabilities
Short-term:
Operating lease obligations	Accrued expenses and other current liabilities	$58.3	$50.8
Finance lease obligations	Current portion of long-term debt	9.9	8.2
Long-term:
Operating lease obligations	Long-term operating lease obligations	239.3	205.4
Finance lease obligations	Long-term debt, net	61.3	55.9
Total lease obligations		$368.8	$320.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes the classification of lease expense in the Company's Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating lease expense:
Operating lease expense	$18.7	$15.9	$36.7	$30.1
Short-term lease expense	2.5	1.3	5.7	2.3
Variable lease expense	4.4	5.0	9.7	8.8
Finance lease expense:
Amortization of right-of-use assets	2.2	2.3	4.4	4.2
Interest on lease obligations	1.1	1.2	2.3	2.4
Total lease expense	$28.9	$25.7	$58.8	$47.8

The following table sets forth the scheduled maturities of lease obligations as of June 30, 2020:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2020 (excluding the six months ended June 30, 2020)	$38.2	$6.9	$45.1
2021	66.8	14.1	80.9
2022	57.9	12.0	69.9
2023	45.5	9.8	55.3
2024	37.1	8.0	45.1
Thereafter	104.6	40.4	145.0
Total lease payments	350.1	91.2	441.3
Less: Interest	52.5	20.0	72.5
Present value of lease obligations	$297.6	$71.2	$368.8

The following table provides lease term and discount rate information related to operating and finance leases as of June 30, 2020:

June 30, 2020
Weighted average remaining lease term (years):
Operating leases	6.34
Finance leases	8.33

Weighted average discount rate:
Operating leases	5.16%
Finance leases	5.94%

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table provides supplemental information related to the Company's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended
(in millions)	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases	$33.1	$27.8
Operating cash flows paid for finance leases	$2.3	$2.4
Financing cash flows paid for finance leases	$4.6	$3.3

Right-of-use assets obtained in exchange for new operating lease obligations	$48.7	$55.0
Right-of-use assets obtained in exchange for new finance lease obligations	$11.7	$—

(7) Stockholders' Equity

(a) Treasury Stock. As of June 30, 2020, the Company had approximately $131.3 million remaining under the existing share repurchase program initially authorized by the Board of Directors in 2016. In February 2020, the Board of Directors authorized an increase, of $194.2 million, to its existing share repurchase authorization of Tempur Sealy International's common stock to $300.0 million. The Company did not repurchase shares under the program during the three months ended June 30, 2020. The Company repurchased 24,170 shares under the program for approximately $1.5 million during the three months ended June 30, 2019. The Company repurchased 2.6 million shares and 39,901 shares under the program for approximately $187.5 million and $2.3 million during the six months ended June 30, 2020 and 2019, respectively.

In addition, the Company acquired an insignificant amount of shares upon the vesting of certain restricted stock units ("RSUs"), which were withheld to satisfy tax withholding obligations during each of the three and six months ended June 30, 2020 and 2019. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $0.2 million and $0.3 million in treasury stock acquired during the three months ended June 30, 2020 and 2019, respectively. The Company acquired approximately $12.0 million and $3.2 million in treasury stock during the six months ended June 30, 2020 and 2019, respectively.

(b) Shareholder Rights Agreement. On March 27, 2020, the Board of Directors authorized and declared a dividend distribution of one right (a "Right") for each outstanding share of common stock of the Company to stockholders of record at the close of business on April 7, 2020 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value per share (the “Preferred Shares”), of the Company at an exercise price of $273.00 per one one-thousandth of a Preferred Share, subject to adjustment (the “Exercise Price”). Generally, the Rights become exercisable in the event any person or group of affiliated or associated persons acquires beneficial ownership of 10% (20% in the case of a passive institutional investor) or more of the Company's common stock without the approval of the Board of Directors, and until such time are inseparable from and trade with the Company's common stock. The Rights have a de minimis fair value. The Rights were issued pursuant to the Rights Agreement dated as of March 27, 2020 (the "Rights Agreement"), between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Rights expire at the close of business on March 26, 2021 or upon an earlier redemption or exchange as provided in the Rights Agreement.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(c) AOCL. AOCL consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Foreign Currency Translation
Balance at beginning of period	$(105.2)	$(87.7)	$(82.2)	$(91.7)
Other comprehensive loss:
Foreign currency translation adjustments (1)	10.7	3.0	(12.3)	7.0
Balance at end of period	$(94.5)	$(84.7)	$(94.5)	$(84.7)

Pensions
Balance at beginning of period	$(5.5)	$(3.6)	$(5.5)	$(3.6)
Other comprehensive loss:
Net change from period revaluations	—	—	0.1	—
Tax expense (2)	—	—	(0.1)	—
Total other comprehensive income before reclassifications, net of tax	$—	$—	$—	$—
Net amount reclassified to earnings (1)	—	—	—	—
Tax benefit (2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—	$—	$—
Total other comprehensive loss	—	—	—	—
Balance at end of period	$(5.5)	$(3.6)	$(5.5)	$(3.6)

(1)	In 2020 and 2019, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision in the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(8) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Taxes	$138.6	$136.0
Wages and benefits	59.4	79.5
Operating lease obligations	58.3	50.8
Advertising	42.5	56.9
Sales returns	27.9	26.2
Warranty	17.5	19.4
Rebates	6.6	13.6
Other	104.4	90.8
	$455.2	$473.2

(9) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 included performance restricted stock units ("PRSUs"), non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
PRSU expense	$0.9	$0.4	$1.2	$0.7
Option expense	1.2	1.2	2.4	2.4
RSU/DSU expense	5.4	5.0	11.2	10.1
Total stock-based compensation expense	$7.5	$6.6	$14.8	$13.2

The Company grants PRSUs to executive officers and certain members of management. During the first quarter of 2020, the Company granted PRSUs as a component of the long-term incentive plan. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals.

During 2017, the Company granted executive officers and certain members of management PRSUs if the Company achieves a certain level of adjusted earnings before interest, tax, depreciation and amortization as defined in the Company’s Credit Agreement ("Adjusted EBITDA per Credit Facility") during four consecutive fiscal quarters as described below (the "2019 Aspirational Plan PRSUs"). The 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA per Credit Facility in any four consecutive fiscal quarter period ending between (and including) March 31, 2018 and December 31, 2019 (the “First Designated Period”). At the end of the First Designated Period, the Adjusted EBITDA per Credit Facility targets were not met and one-half of the total 2019 Aspirational Plan PRSUs were forfeited.

The remaining one-half of the total 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA per Credit Facility in any four consecutive fiscal quarter period ending between (and including) March 31, 2020 and December 31, 2020 (the "Second Designated Period"). If the highest Adjusted EBITDA per Credit Facility in the Second Designated Period is $600.0 million then 66% of the remaining 2019 Aspirational Plan PRSUs will vest; if the Adjusted EBITDA per Credit Facility is $650.0 million or more 100% will vest; if Adjusted EBITDA per Credit Facility is between $600.0 million and $650.0 million then a pro rata portion will vest; and if Adjusted EBITDA per Credit Facility is below $600.0 million then all of the remaining 2019 Aspirational Plan PRSUs will be forfeited.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The Company did not record any stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the three and six months ended June 30, 2020, as it was not probable that the Company would achieve the specified performance target for the Second Designated Period. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for the Second Designated Period would range from $33.0 million to $49.5 million, which would be a non-cash expense over the remaining service period if achievement of the performance condition becomes probable.

(10) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.
(11) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2020 and 2019 was 28.9% and 27.0%, respectively. The Company's effective tax rate for the six months ended June 30, 2020 and 2019 was 28.1% and 31.3%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2020 and 2019 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., GILTI earned by the Company’s foreign subsidiaries), certain foreign income tax rate differentials, state and local taxes, changes in the Company’s uncertain tax positions, the excess tax deficiency (or benefit) related to stock-based compensation and certain other permanent items.

On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions. The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.

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

At June 30, 2020 and December 31, 2019, the Danish income tax liability recorded in the Company’s balance sheet for the periods 2001 through June 30, 2020 and December 31, 2019, respectively, is DKK 1,121.1 million and DKK 1,110.6 million, respectively (approximately $169.1 million and $166.7 million using the applicable exchange rates at June 30, 2020 and December 31, 2019, respectively). The liability at June 30, 2020 and December 31, 2019 is included within the Company’s Condensed Consolidated Balance Sheet (translated at the exchange rate on June 30, 2020 and December 31, 2019) as per below:

	June 30, 2020		December 31, 2019
	DKK	USD	DKK	USD
Accrued expenses and other current liabilities	847.3	$127.8	847.3	$127.2
Other non-current liabilities	273.8	41.3	263.3	39.5
Total	1,121.1	$169.1	1,110.6	$166.7

During the three months ended March 31, 2020 the Company made a tax deposit with SKAT of DKK 134.0 million applicable to a tax assessment by SKAT for the years 2012 and 2013. The Company is contesting such assessment. At June 30, 2020 and December 31, 2019, respectively, the Company held on deposit with SKAT DKK 1,104.1 million and DKK 970.1 million (approximately $166.5 million and $145.6 million using the applicable exchange rates at June 30, 2020 and December 31, 2019, respectively). The deposit is for the satisfaction of the anticipated liability for both tax and interest once these matters are concluded.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The deposit at June 30, 2020 and December 31, 2019 is included within the Company’s Condensed Consolidated Balance Sheet (translated at the exchange rates on June 30, 2020 and December 31, 2019) as per below:

	June 30, 2020		December 31, 2019
	DKK	USD	DKK	USD
Prepaid expenses and other current assets	847.3	$127.8	847.3	$127.2
Other non-current assets	256.8	38.7	122.8	18.4
Total	1,104.1	$166.5	970.1	$145.6

There were no significant changes in the Danish Tax Matter or other uncertain tax positions during the three or six months ended June 30, 2020.

(12) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per common share amounts)	2020	2019	2020	2019
Numerator:
Income from continuing operations, net of income attributable to non-controlling interests	$22.9	$42.8	$83.8	$71.6

Denominator:
Denominator for basic earnings per common share-weighted average shares	51.6	54.7	52.5	54.7
Effect of dilutive securities:
Employee stock-based compensation	0.4	1.3	0.5	0.9
Denominator for diluted earnings per common share-adjusted weighted average shares	52.0	56.0	53.0	55.6

Basic earnings per common share for continuing operations	$0.44	$0.78	$1.60	$1.31

Diluted earnings per common share for continuing operations	$0.44	$0.76	$1.58	$1.29

The Company excluded 1.3 million and 1.1 million shares for the three months ended June 30, 2020 and 2019, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. The Company excluded 0.8 million and 1.1 million shares issuable upon exercise of outstanding stock options for the six months ended June 30, 2020 and 2019, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive any dividends thereon.

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

The following table summarizes total assets by segment:

(in millions)	June 30, 2020	December 31, 2019
North America	$3,299.5	$3,142.9
International	603.2	615.3
Corporate	549.9	477.1
Inter-segment eliminations	(1,250.7)	(1,173.5)
Total assets	$3,201.9	$3,061.8

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	June 30, 2020	December 31, 2019
North America	$369.0	$328.9
International	51.2	51.8
Corporate	42.6	55.1
Total property, plant and equipment, net	$462.8	$435.8

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	June 30, 2020	December 31, 2019
North America	$237.0	$202.0
International	42.1	42.2
Corporate	2.5	1.2
Total operating lease right-of-use assets	$281.6	$245.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended June 30, 2020:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$570.5	$94.7	$—	$—	$665.2

Inter-segment sales	$0.1	$—	$—	$(0.1)	$—
Inter-segment royalty expense (income)	0.7	(0.7)	—	—	—
Gross profit	216.2	49.7	—	—	265.9
Operating income (loss)	69.4	9.6	(25.6)	—	53.4
Income (loss) from continuing operations before income taxes	68.0	7.6	(43.1)	—	32.5

Depreciation and amortization (1)	$18.6	$3.4	$9.8	$—	$31.8
Capital expenditures	18.1	3.1	2.0	—	23.2
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended June 30, 2019:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$588.1	$134.7	$—	$—	$722.8

Inter-segment sales	$0.9	$0.1	$—	$(1.0)	$—
Inter-segment royalty expense (income)	1.0	(1.0)	—	—	—
Gross profit	240.0	73.4	—	—	313.4
Operating income (loss)	80.1	27.4	(26.5)	—	81.0
Income (loss) from continuing operations before income taxes	78.6	23.2	(43.3)	—	58.5

Depreciation and amortization (1)	$15.6	$3.5	$9.5	$—	$28.6
Capital expenditures	14.4	3.1	3.3	—	20.8
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2020:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,247.7	$239.9	$—	$—	$1,487.6

Inter-segment sales	$0.9	$0.1	$—	$(1.0)	$—
Inter-segment royalty expense (income)	2.1	(2.1)	—	—	—
Gross profit	493.4	129.6	—	—	623.0
Operating income (loss)	170.8	36.2	(48.3)	—	158.7
Income (loss) from continuing operations before income taxes	167.6	32.1	(82.7)	—	117.0

Depreciation and amortization (1)	$36.2	$6.7	$19.4	$—	$62.3
Capital expenditures	39.4	5.5	4.5	—	49.4
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the six months ended June 30, 2019:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,132.1	$281.6	$—	$—	$1,413.7

Inter-segment sales	$1.9	$0.4	$—	$(2.3)	$—
Inter-segment royalty expense (income)	2.0	(2.0)	—	—	—
Gross profit	444.4	150.8	—	—	595.2
Operating income (loss)	144.4	52.6	(55.5)	—	141.5
Income (loss) from continuing operations before income taxes	141.0	53.0	(89.6)	—	104.4

Depreciation and amortization (1)	$30.6	$6.8	$19.3	$—	$56.7
Capital expenditures	27.3	6.0	6.6	—	39.9
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	June 30, 2020	December 31, 2019
United States	$395.7	$366.4
Canada	15.9	17.5
Other International	51.2	51.9
Total property, plant and equipment, net	$462.8	$435.8
Total International	$67.1	$69.4

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	June 30, 2020	December 31, 2019
United States	$235.4	$198.3
Canada	4.1	4.9
Other International	42.1	42.2
Total operating lease right-of-use assets	$281.6	$245.4
Total International	$46.2	$47.1

The following table summarizes net sales by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
United States	$542.0	$533.7	$1,174.5	$1,030.9
Canada	28.5	54.4	73.2	101.2
Other International	94.7	134.7	239.9	281.6
Total net sales	$665.2	$722.8	$1,487.6	$1,413.7
Total International	$123.2	$189.1	$313.1	$382.8

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and six months ended June 30, 2020, including the following topics:

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

Our distribution model operates through an omni-channel strategy with two distribution channels in each operating business segment: Wholesale and Direct. Our Wholesale channel consists of third-party retailers, including third-party distribution, hospitality and healthcare. Our Direct channel includes company-owned stores, e-commerce and call centers.

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

Business Update

We continue to study and optimize our operations in response to the challenges from the COVID-19 crisis. We have taken and continue to take precautionary measures to mitigate health risks during the evolving situation resulting from COVID-19.

We experienced a major reduction in total net sales when COVID-19 began materially impacting our North America business segment in mid-March. In the second quarter, order trends reached their lowest point in early April when they had declined approximately 80% as compared to prior year. Order trends began to improve thereafter, with orders down approximately 55% for the full month of April as compared to the same period in 2019. During April and May, many stores of our third-party retailers within the Wholesale channel, as well as our company-owned stores within the Direct channel, were closed or operating under restricted conditions in the U.S. and around the world. We experienced significant and accelerating improvement in order trends in late May and throughout the remainder of the second quarter. This improvement was primarily due to the reopening of brick-and-mortar stores as restrictions were lifted, the acceleration of e-commerce business trends and a shift in consumer spending habits towards in-home products, including bedding products. We believe this may be a long-term shift in consumer spending habits, which could be favorable to our business.

This unexpected and rapid increase in demand for bedding products has challenged the entire bedding industry and supply chain, including our business. The broad-based increase in demand coupled with labor and supply chain constraints has created operational challenges in the production of Sealy bedding products in the U.S. These operational challenges have resulted in longer order to delivery times. Sealy orders in the U.S. have exceeded our manufacturing capacity in the second quarter and through July. The Tempur-Pedic manufacturing process has not been as impacted by the current supply chain constraints as it is less labor-dependent and has fewer components than the Sealy manufacturing process. We are in the process of increasing U.S. production capabilities across our entire portfolio of products to meet this heightened demand, but expect to continue experiencing capacity constraints on Sealy bedding products through the third quarter of 2020.

Additionally, the U.S. government has mandated that domestic suppliers of certain materials used in the production of bedding products be redirected towards the production of personal protective equipment. Our supply chain remains constrained with respect to these materials and we have taken certain steps, including pricing actions, to attempt to mitigate this impact.

We are targeting third quarter 2020 sales to increase approximately 25% from the same period last year. If favorable order trends were to continue, and if there are no significant changes in supply chain or manufacturing capacity, or other unfavorable impacts due to the global pandemic, it is possible that our third quarter or fourth quarter financial performance could trigger vesting of our long-term aspirational plan. This would result in a non-cash stock-based compensation charge in the range of $33.0 million to $49.5 million in the quarter that the performance metric is probable of acheivement.

During this time of uncertainty, keeping our employees safe and healthy is a top priority. We have implemented precautionary measures to protect our employees, including restricting travel and face-to-face meetings, allowing employees to work from home where possible and adopting all region-specific public health protocols applicable to our global operations. While providing a healthy and safe work environment is a top priority during these unprecedented times, our entire organization is also focused on our commitments to our customers, suppliers and shareholders. During the second quarter, we began offering our Clean Shop PromiseTM protocol to third-party retailers and our company-owned stores, which is being broadly adopted to provide customers with a sense of comfort as they return to shopping in stores. During the second quarter, we also worked with various government and healthcare organizations to provide products and services in this time of crisis.

Our business has a highly variable cost structure that can flex with changes in sales. Given the sudden and significant change in volume early in the second quarter of 2020, actions were quickly implemented to mitigate the financial impact. We primarily reduced advertising spend, temporarily furloughed employees and decreased variable compensation. As order trends improved throughout the quarter, we immediately reversed these actions and began making investments to ensure we could service our customers. Additionally, as liquidity improved, we began reinvesting in the business at similar levels prior to the impact of COVID-19.

Given the market uncertainty of the crisis, we entered into a new $200 million 364-day term loan (the "364-Day Loan") on May 13, 2020 to increase overall available liquidity and strengthen the balance sheet. We had $611.5 million of liquidity as of June 30, 2020, including $146.8 million of cash on hand and $423.9 million available under our revolving senior secured credit facility.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses. For further information regarding the potential impacts of COVID-19 on the Company, please refer to "Risk Factors" in ITEM 1A of Part II of this Report.

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

Results of Operations

A summary of our results for the three months ended June 30, 2020 include:

•Total net sales decreased 8.0% to $665.2 million as compared to $722.8 million in the second quarter of 2019. On a constant currency basis, which is a non-GAAP financial measure, total net sales decreased 7.3%, with a decrease of 2.9% in the North America business segment and a decrease of 26.9% in the International business segment.
•Gross margin was 40.0% as compared to 43.4% in the second quarter of 2019. Adjusted gross margin, which is a non-GAAP financial measure, was 40.6% in the second quarter of 2020. There were no adjustments to gross margin in the second quarter of 2019.
•Operating income decreased 34.1% to $53.4 million as compared to $81.0 million in the second quarter of 2019. Adjusted operating income, which is a non-GAAP financial measure, decreased 16.5% to $70.0 million as compared to $83.8 million in the second quarter of 2019. Operating income and adjusted operating income, which is a non-GAAP financial measure, in the second quarter of 2020 included $7.9 million of costs associated with temporarily closed company-owned retail stores and sales force retention costs as a result of the novel coronavirus ("COVID-19 charges").
•Net income decreased 44.7% to $23.0 million as compared to $41.6 million in the second quarter of 2019. Adjusted net income, which is a non-GAAP financial measure, decreased 20.8% to $35.1 million as compared to $44.3 million in the second quarter of 2019.
•Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, decreased 21.8% to $85.2 million as compared to $109.0 million in the second quarter of 2019. Adjusted EBITDA (including COVID-19 charges), which is a non-GAAP financial measure, decreased 10.0% to $101.7 million and adjusted EBITDA per credit facility, which is a non-GAAP financial measure, decreased 3.0% to $109.6 million as compared to $113.0 million in the second quarter of 2019.
•Adjusted EBITDA per credit facility, which is a non-GAAP financial measure, excluded $24.5 million of asset impairments, incremental operating costs due to the global pandemic, COVID-19 charges and other items in the second quarter of 2020.
•Earnings per diluted share ("EPS") decreased 40.5% to $0.44 as compared to $0.74 in the second quarter of 2019. Adjusted EPS, which is a non-GAAP financial measure, decreased 13.9% to $0.68 as compared to $0.79 in the second quarter of 2019. Adjusted EPS, which is a non-GAAP financial measure, included $0.11 of COVID-19 charges in the second quarter of 2020.
•For the trailing twelve months ended June 30, 2020, leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, was 2.83 times as compared to 3.65 times in the corresponding prior year period.

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

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2019

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended June 30,
(in millions, except percentages and per share amounts)	2020		2019
Net sales	$665.2	100.0%	$722.8	100.0%
Cost of sales	399.3	60.0	409.4	56.6
Gross profit	265.9	40.0	313.4	43.4
Selling and marketing expenses	135.1	20.3	163.3	22.6
General, administrative and other expenses	82.4	12.4	72.7	10.1
Equity income in earnings of unconsolidated affiliates	(5.0)	(0.7)	(3.6)	(0.5)
Operating income	53.4	8.0	81.0	11.2

Other expense, net:
Interest expense, net	20.6	3.1	22.5	3.1
Other expense, net	0.3	—	—	—
Total other expense, net	20.9	3.1	22.5	3.1

Income from continuing operations before income taxes	32.5	4.9	58.5	8.1
Income tax provision	(9.4)	(1.4)	(15.8)	(2.2)
Income from continuing operations	23.1	3.5	42.7	5.9
Income (loss) from discontinued operations, net of tax	0.1	—	(1.2)	(0.2)
Net income before non-controlling interests	23.2	3.5	41.5	5.7
Less: Net income (loss) attributable to non-controlling interests	0.2	—	(0.1)	—
Net income attributable to Tempur Sealy International, Inc.	$23.0	3.5%	$41.6	5.8%

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.44		$0.78
Loss per share for discontinued operations	—		(0.02)
Earnings per share	$0.44		$0.76

Diluted
Earnings per share for continuing operations	$0.44		$0.76
Loss per share for discontinued operations	—		(0.02)
Earnings per share	$0.44		$0.74

Weighted average common shares outstanding:
Basic	51.6		54.7
Diluted	52.0		56.0

NET SALES

	Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$563.7	$632.2	$494.6	$528.5	$69.1	$103.7
Direct	101.5	90.6	75.9	59.6	25.6	31.0
Total net sales	$665.2	$722.8	$570.5	$588.1	$94.7	$134.7

Net sales decreased 8.0%, and on a constant currency basis decreased 7.3%. The change in net sales was driven by the following:

•North America net sales decreased $17.6 million, or 3.0%. Net sales in the Wholesale channel decreased $33.9 million, or 6.4%, as a result of the global pandemic. Net sales in the Direct channel increased $16.3 million, or 27.3%, primarily driven by growth from our e-commerce business. This growth was partially offset by decreased sales in our company-owned stores, which were closed or operating under restricted conditions as a result of the global pandemic.

•International net sales decreased $40.0 million, or 29.7%. On a constant currency basis, International net sales decreased 26.9%, as a result of the global pandemic. Net sales in the Wholesale channel decreased 30.3% on a constant currency basis. Net sales in the Direct channel decreased 15.5% on a constant currency basis.

GROSS PROFIT

	Three Months Ended June 30,
	2020		2019
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$216.2	37.9%	$240.0	40.8%	(2.9)%
International	49.7	52.5%	73.4	54.5%	(2.0)%
Consolidated gross margin	$265.9	40.0%	$313.4	43.4%	(3.4)%

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

Our gross margin is also impacted by fixed cost leverage based on manufacturing unit volumes; the cost of raw materials; operational efficiencies due to the utilization in our manufacturing facilities; product, brand, channel and country mix; foreign exchange fluctuations; volume incentives offered to certain retail accounts; participation in our retail cooperative advertising programs; and costs associated with new product introductions. Future changes in raw material prices could have a significant impact on our gross margin. Our margins are also impacted by the growth in our Wholesale channel as sales in our Wholesale channel are at wholesale prices whereas sales in our Direct channel are at retail prices.

Gross margin declined 340 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin declined 290 basis points. The decline in gross margin was primarily driven by product mix of 280 basis points and brand mix of 110 basis points, partially offset by decreased floor model expenses of 100 basis points and lower commodity costs. We expect product and brand mix headwinds to gross margin to lessen in the third quarter of 2020 as sales of our premium products have improved since the second quarter of 2020. Additionally, we incurred $4.0 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which contributed to the decline in gross margin.

•International gross margin declined 200 basis points. The decline in gross margin was primarily driven by fixed cost deleverage on lower unit volumes of 210 basis points and decreased royalties, partially offset by favorable country mix of 140 basis points. Additionally, we incurred $0.5 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which contributed to the decline in gross margin.

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

	Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$55.1	$65.4	$49.8	$58.3	$5.3	$7.1	$—	$—
Other selling and marketing expenses	80.0	97.9	51.4	63.5	25.5	31.7	3.1	2.7
General, administrative and other expenses	82.4	72.7	45.6	38.1	14.3	10.8	22.5	23.8
Total operating expenses	$217.5	$236.0	$146.8	$159.9	$45.1	$49.6	$25.6	$26.5

Operating expenses decreased $18.5 million, or 7.8%, and were flat as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses decreased $13.1 million, or 8.2%, and decreased 150 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreases in advertising and other selling and marketing investments as a result of cost reduction actions taken during the quarter. These decreases were offset by $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the current macro-economic environment and incremental bad debt expense primarily related to the bankruptcy of one department store in the U.S.

•International operating expenses decreased $4.5 million, or 9.1%, and increased 1,080 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreases in advertising and other selling and marketing investments, partially offset by increased bad debt expense. Additionally, we incurred $3.4 million of restructuring costs associated with headcount reductions driven by the current macro-economic environment and $0.3 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items.

•Corporate operating expenses decreased $0.9 million, or 3.4%.

Research and development expenses for the three months ended June 30, 2020 were $5.2 million compared to $5.9 million for the three months ended June 30, 2019, a decrease of $0.7 million, or 11.9%.

OPERATING INCOME

	Three Months Ended June 30,
	2020		2019
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$69.4	12.2%	$80.1	13.6%	(1.4)%
International	9.6	10.1%	27.4	20.3%	(10.2)%
	79.0		107.5
Corporate expenses	(25.6)		(26.5)
Total operating income	$53.4	8.0%	$81.0	11.2%	(3.2)%

Operating income decreased $27.6 million and operating margin declined 320 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income decreased $10.7 million and operating margin declined 140 basis points. The decline in operating margin was primarily driven by the decline in gross margin of 290 basis points. Additionally, we recognized $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the current macro-economic environment and incurred $4.1 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items. These declines were partially offset by lower operating expenses as a result of cost actions in the quarter.

•International operating income decreased $17.8 million and operating margin declined 1,020 basis points. The decline in operating margin was primarily driven by fixed cost deleverage on operating expenses of 500 basis points, increased bad debt expense of 200 basis points and the decline in gross margin of 200 basis points. Additionally, we incurred $3.4 million of restructuring costs associated with headcount reductions driven by the current macro-economic environment and $0.8 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items. These declines were partially offset by the performance of the Asia joint venture.

•Corporate operating expenses decreased $0.9 million, which positively impacted our consolidated operating margin by 10 basis points.

INTEREST EXPENSE, NET

	Three Months Ended June 30,
(in millions, except percentages)	2020	2019	% Change
Interest expense, net	$20.6	$22.5	(8.4)%

Interest expense, net, decreased $1.9 million, or 8.4%. The decrease in interest expense, net, was primarily driven by lower interest rates on our variable rate debt.

INCOME TAX PROVISION

	Three Months Ended June 30,
(in millions, except percentages)	2020	2019	% Change
Income tax provision	$9.4	$15.8	(40.5)%
Effective tax rate	28.9%	27.0%
Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $6.4 million however our effective tax rate increased, due to a decrease in income before income taxes. Our effective tax rate for the three months ended June 30, 2020 as compared to the same prior year period increased by 190 basis points. The effective tax rate as compared to the U.S. federal statutory tax rate for the three months ended June 30, 2020 included a net favorable impact of discrete items. The effective tax rate as compared to the U.S. federal statutory tax rate for the three months ended June 30, 2019 included the net favorable impact of discrete items primarily related to the impact of the likelihood of realization of certain deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2019

        The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Six Months Ended June 30,
(in millions, except percentages and per share amounts)	2020		2019
Net sales	$1,487.6	100.0%	$1,413.7	100.0%
Cost of sales	864.6	58.1	818.5	57.9
Gross profit	623.0	41.9	595.2	42.1
Selling and marketing expenses	306.1	20.6	316.8	22.4
General, administrative and other expenses	163.0	10.9	143.4	10.1
Equity income in earnings of unconsolidated affiliates	(4.8)	(0.3)	(6.5)	(0.5)
Operating income	158.7	10.7	141.5	10.0

Other expense, net:
Interest expense, net	40.9	2.7	44.9	3.2
Other expense (income), net	0.8	0.1	(7.8)	(0.6)
Total other expense, net	41.7	2.8	37.1	2.6

Income from continuing operations before income taxes	117.0	7.9	104.4	7.4
Income tax provision	(32.9)	(2.2)	(32.7)	(2.3)
Income from continuing operations	84.1	5.7	71.7	5.1
Loss from discontinued operations, net of tax	(1.1)	(0.1)	(1.6)	(0.1)
Net income before non-controlling interests	83.0	5.6	70.1	5.0
Less: Net income attributable to non-controlling interests	0.3	—	0.1	—
Net income attributable to Tempur Sealy International, Inc.	$82.7	5.6%	$70.0	5.0%

Earnings per common share:

Basic
Earnings per share for continuing operations	$1.60		$1.31
Loss per share for discontinued operations	(0.02)		(0.03)
Earnings per share	$1.58		$1.28

Diluted
Earnings per share for continuing operations	$1.58		$1.29
Loss per share for discontinued operations	(0.02)		(0.03)
Earnings per share	$1.56		$1.26

Weighted average common shares outstanding:
Basic	52.5		54.7
Diluted	53.0		55.6

NET SALES

	Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$1,286.1	$1,248.1	$1,104.2	$1,030.3	$181.9	$217.8
Direct	201.5	165.6	143.5	101.8	58.0	63.8
Total net sales	$1,487.6	$1,413.7	$1,247.7	$1,132.1	$239.9	$281.6

        Net sales increased 5.2%, and on a constant currency basis increased 5.9%. The change in net sales was driven by the following:

•North America net sales increased $115.6 million, or 10.2%. Net sales in the Wholesale channel increased $73.9 million, or 7.2%. Despite the impact of the global pandemic, the increase was primarily driven by the expansion of our retail distribution network. Net sales in our Direct channel increased $41.7 million, or 41.0%, primarily driven by growth from our e-commerce business.

•International net sales decreased $41.7 million, or 14.8%. On a constant currency basis, International net sales decreased 11.8% as a result of the global pandemic. Net sales in the Wholesale channel decreased 13.2% on a constant currency basis. Net sales in the Direct channel decreased 6.9% on a constant currency basis.

GROSS PROFIT

	Six Months Ended June 30,
	2020		2019
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$493.4	39.5%	$444.4	39.3%	0.2%
International	129.6	54.0%	150.8	53.6%	0.4%
Consolidated gross margin	$623.0	41.9%	$595.2	42.1%	(0.2)%

        Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

        Gross margin declined 20 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 20 basis points. The improvement in gross margin was primarily driven by favorable impact from fixed cost leverage on higher unit volume of 110 basis points, decreased floor model expenses of 110 basis points and lower commodity costs of 90 basis points. These improvements were partially offset by unfavorable product mix of 270 basis points. Additionally, we incurred $4.0 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which partially offset the improvement in gross margin. We expect product and brand mix headwinds to gross margin to lessen in the third quarter of 2020 as sales of our premium products have improved since the second quarter of 2020.

•International gross margin improved 40 basis points. The improvement in gross margin was primarily driven by favorable country mix. Additionally, we incurred $0.5 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which partially offset the improvement in gross margin.

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

	Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$128.6	$128.0	$113.2	$108.8	$15.4	$19.2	$—	$—
Other selling and marketing expenses	177.5	188.8	115.0	120.1	56.4	63.2	6.1	5.5
General, administrative and other expenses	163.0	143.4	94.4	71.1	26.4	22.3	42.2	50.0
Total operating expenses	$469.1	$460.2	$322.6	$300.0	$98.2	$104.7	$48.3	$55.5

        Operating expenses increased $8.9 million, or 1.9%, and decreased 110 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $22.6 million, or 7.5%, and decreased 60 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account, as well as incremental bad debt expense primarily related to the bankruptcy of one department store in the U.S. Additionally, we recognized $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the current macro-economic environment. These increases were offset by lower operating expenses as a result of cost actions in the quarter.

•International operating expenses decreased $6.5 million, or 6.2% and increased 370 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreases in advertising and other selling and marketing investments, partially offset by increased bad debt expense. Additionally, we incurred $3.4 million of restructuring costs associated with headcount reductions driven by the current macro-economic environment and $0.3 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items.

•Corporate operating expenses decreased $7.2 million, or 13.0%. In the first half of 2019, we recorded $4.1 million of professional fees related to the acquisition of Sleep Outfitters, which were not repeated in 2020.

        Research and development expenses were $11.0 million for the six months ended June 30, 2020 as compared to $11.2 million for the six months ended June 30, 2019.

OPERATING INCOME

	Six Months Ended June 30,
	2020		2019
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$170.8	13.7%	$144.4	12.8%	0.9%
International	36.2	15.1%	52.6	18.7%	(3.6)%
	207.0		197.0
Corporate expenses	(48.3)		(55.5)
Total operating income	$158.7	10.7%	$141.5	10.0%	0.7%

        Operating income increased $17.2 million and operating margin improved 70 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $26.4 million and operating margin improved 90 basis points. The improvement in operating margin was primarily driven by favorable operating expense leverage of 280 basis points and the improvement in gross margin of 20 basis points. These improvements were offset by $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account. Additionally, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the current macro-economic environment and incurred $4.1 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items.

•International operating income decreased $16.4 million and operating margin declined 360 basis points. The decline in operating margin was primarily driven by the fixed cost deleverage on operating expenses of 110 basis points and increased bad debt expense. Additionally, we incurred $3.4 million of restructuring costs associated with headcount reductions driven by the current macro-economic environment and $0.8 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items. These declines were partially offset by the improvement in gross margin of 40 basis points.

•Corporate operating expenses decreased $7.2 million, which positively impacted our consolidated operating margin by 50 basis points. In the first half of 2019, we recorded $4.1 million of professional fees related to the Sleep Outfitters Acquisition, which were not repeated in 2020.

INTEREST EXPENSE, NET

	Six Months Ended June 30,
(in millions, except percentages)	2020	2019	% Change
Interest expense, net	$40.9	$44.9	(8.9)%

Interest expense, net, decreased $4.0 million, or 8.9%. The decrease in interest expense, net, was primarily driven by lower interest rates on our variable rate debt.

INCOME TAX PROVISION

	Six Months Ended June 30,
(in millions, except percentages)	2020	2019	% Change
Income tax provision	$32.9	$32.7	0.6%
Effective tax rate	28.1%	31.3%

        Our income tax provision increased $0.2 million due to an increase in income before income taxes. Our effective tax rate for the six months ended June 30, 2020 as compared to the same prior year period decreased 320 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the six months ended June 30, 2020 included a net unfavorable impact of discrete items, primarily related to the impact of the likelihood of realization of certain deferred tax assets. The effective tax rate as compared to the U.S. federal statutory rate for the for the six months ended June 30, 2019 included a net unfavorable impact of discrete items primarily related to the sale of a certain interest in our Asia-Pacific joint venture and the impact of certain stock compensation.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, capital expenditures and working capital needs. As of June 30, 2020, we had a working capital deficit of $56.2 million due to the 364-Day Loan of $200 million, which is classified as a current liability. It is our intent to repay that loan with current cash and funds generated from operations no later than its May 2021 maturity date. We maintain the financial flexibility to finance this loan on a long-term basis under our revolving senior secured credit facility if needed. Total availability under our revolving senior secured credit facility, which matures in 2024, was $423.9 million as of June 30, 2020.

At June 30, 2020, total cash and cash equivalents were $146.8 million, of which $122.6 million was held in the U.S. and $24.2 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position. The significant increase in our cash holdings since December 31, 2019 reflects our decision to maintain on-hand liquidity to provide greater flexibility in response to the continued impact of COVID-19.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2020	2019
Net cash provided by (used in) continuing operations:
Operating activities	$170.4	$45.9
Investing activities	(87.2)	(46.7)
Financing activities	1.4	(4.0)

Cash provided by operating activities from continuing operations increased $124.5 million in the six months ended June 30, 2020, as compared to the same period in 2019. The increase in cash provided by operating activities was driven by strong operational performance in the period.

Cash used in investing activities from continuing operations increased $40.5 million in the six months ended June 30, 2020 as compared to the same period in 2019. The increase in cash used in investing activities was primarily due to cash used to acquire the Sherwood Bedding business and planned capital expenditures.

Cash provided by financing activities from continuing operations increased $5.4 million in the six months ended June 30, 2020 as compared to the same period in 2019. For the six months ended June 30, 2020, we had net borrowings of $207.0 million on our credit facilities, including $200 million in additional financing provided under the new 364-Day Loan, as compared to net repayments of $0.6 million in 2019. During the six months ended June 30, 2020 and 2019, respectively, we repurchased $187.5 million and $2.3 million of our common stock under our share repurchase program. In 2020, these repurchases were largely made in the first quarter prior to the impact of COVID-19 on our business. Additionally, we repurchased $12.0 million and $3.2 million of our common stock which was withheld to satisfy tax withholding obligations related to stock compensation during the six months ended June 30, 2020 and 2019, respectively.

Cash Used in Discontinued Operations

Net cash used in operating, investing and financing activities from discontinued operations for the periods ended June 30, 2020 and 2019 was not material.

Capital Expenditures

Capital expenditures totaled $49.4 million and $39.9 million for the six months ended June 30, 2020 and 2019, respectively. We currently expect our 2020 capital expenditures to be approximately $100 to $110 million, which includes investments in our U.S. enterprise resource planning projects and domestic manufacturing facility.

Indebtedness

Our total debt increased to $1,760.8 million as of June 30, 2020 from $1,547.0 million as of December 31, 2019. During the first quarter of 2020, we took initial actions to mitigate the impact of the material slowdown in business activity resulting from COVID-19 and to provide greater financial flexibility, which included a decision to borrow $300 million on our revolving senior secured credit facility. During the three months ended June 30, 2020, we entered into a new $200 million 364-Day Loan. We used the proceeds from this new facility and cash on-hand to repay amounts previously drawn on our revolving senior secured credit facility. Total availability under our revolving senior secured credit facility was $423.9 million as of June 30, 2020, which matures in 2024.

As of June 30, 2020, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, in accordance with our 2019 Credit Agreement was 2.83 times. Our leverage ratio as of June 30, 2020 was the lowest in our history. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of June 30, 2020, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

Our debt agreements contain certain covenants that limit restricted payments, including share repurchases and dividends. The 364-Day Loan did not amend financial covenants under the 2019 Credit Agreement. Under the amendment we agreed to certain restrictive provisions, including limitations on our ability to repurchase shares and make certain investments for the duration of the 364-Day Loan. The 2019 Credit Agreement, 2023 Senior Notes and 2026 Senior Notes contain similar limitations which, subject to other conditions, allow unlimited restricted payments at times when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, remains below 3.5 times. In addition, these agreements permit limited restricted payments under certain conditions when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA is above 3.5 times. The limit on restricted payments under the 2019 Credit Agreement, 2023 Senior Notes and 2026 Senior Notes is in part determined by a basket that grows at 50% of adjusted net income each quarter, reduced by restricted payments that are not otherwise permitted.

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

The Senior Notes rank equally with or senior to all debt of Tempur Sealy International and the Obligor Group, but are effectively junior to all secured debt, including obligations under the 2019 Credit Agreement and the 364-Day Loan, to the extent of the value of the assets securing such debt. Subject to certain restrictions, Tempur Sealy International and the restricted subsidiaries under the applicable indenture may incur additional secured debt. Claims of creditors of non-guarantor subsidiaries, including trade creditors, and creditors holding debt and guarantees issued by those subsidiaries, and claims of preferred stockholders (if any) of those subsidiaries generally will have priority with respect to the assets and earnings of those subsidiaries over the claims of creditors of the holders of the Senior Notes. The Senior Notes and each guarantee are therefore effectively subordinated to creditors (including trade creditors) and preferred stockholders (if any) of non-guarantor subsidiaries.

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

In March 2020, the SEC adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities under Rule 3-10 of Regulation S-X, permitting registrants to disclose summarized financial information for such subsidiary issuers and guarantors. The rule is effective January 4, 2021; however, earlier compliance is permitted. We elected to early comply with this rule.

The summarized financial information for the Obligor Group follows.

Six Months Ended
June 30, 2020
Obligor Group
(in millions)
Net sales to unrelated parties	$1,180.6
Net sales to non-obligor subsidiaries	$22.3
Gross profit	$479.9
Income from continuing operations	$59.7
Net income attributable to Tempur Sealy International, Inc.	$59.3

	Obligor Group	Obligor Group
	June 30, 2020	December 31, 2019
(in millions)
ASSETS

Receivables due from non-obligor subsidiaries	$6.8	$9.6
Other current assets	426.1	314.6
Total current assets	432.9	324.2
Loan receivable from non-obligor subsidiaries	271.1	310.1
Goodwill and other intangible assets, net	1,099.3	1,075.5
Other non-current assets	682.0	624.6
Total non-current assets	2,052.4	2,010.2

LIABILITIES

Payables due to non-obligor subsidiaries	6.2	11.4
Other current liabilities	633.9	490.5
Total current liabilities	640.1	501.9
Loan payable to non-obligor subsidiaries	22.9	8.3
Other non-current liabilities	1,857.3	1,832.8
Total non-current liabilities	$1,880.2	$1,841.1

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock for a total repurchase price of not more than $800.0 million. During the six months ended June 30, 2020, we repurchased 2.6 million shares for approximately $187.5 million. As of June 30, 2020, we had approximately $131.3 million remaining under our existing share repurchase authorization. In February 2020, the Board of Directors authorized an increase, of $194.2 million, to our share repurchase authorization of Tempur Sealy International's common stock to $300.0 million. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deems appropriate. These repurchases may be funded by operating cash flows and/or borrowings under our debt arrangements. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing and regulatory requirements and other market conditions. The program is subject to certain limitations under our debt agreements. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice.

Repurchases may be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under federal securities laws.

We ceased all share repurchase activity in March 2020. We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities, though in connection with the 364-Day Loan, we agreed to certain limitations on our ability to repurchase shares and make investments while the 364-Day Loan is outstanding. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," in the 2019 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

Future Liquidity Sources and Uses

As of June 30, 2020, we had $611.5 million of liquidity, including $146.8 million of cash on hand and $423.9 million available under our revolving senior secured credit facility. We also had availability of $40.8 million under our securitization facility. In addition, we expect to generate significant cash flow from operations in the full year of 2020. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, and debt service obligations.

We continue to take actions intended to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets. In addition to actions taken in the first quarter, additional actions taken in the second quarter of 2020 include:

•Entered into a new $200 million 364-Day Loan to enhance liquidity. We used the proceeds from this new facility and cash on-hand to repay amounts previously drawn on our revolving senior secured credit facility. Total availability on our revolving senior secured credit facility, which matures in 2024, is $423.9 million as of June 30, 2020.
•Continued the suspension of our share repurchase program. Our 364-Day Loan contains a restriction on share repurchases while the loan is outstanding.

As of June 30, 2020, we had $1,760.8 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $1,614.9 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, was 2.83 times for the trailing twelve months ended June 30, 2020, the lowest in our history. We lowered our target leverage ratio for the second time in the last 12 months. Our new revised target range is 2.0 to 3.0 times. The reduction in our leverage target is not due to any market concerns; it is a strategic move to provide flexibility. As highlighted through the current environment, we have always seen our financial strength as a competitive advantage and part of our long-term strategy. Total cash interest payments related to our borrowings are expected to be approximately $80 to $85 million in 2020.

Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Similarly, our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements and debt service obligations. For information regarding the impact of COVID-19 on our business, including our liquidity and capital resources, please refer to "Risk Factors" in ITEM 1A of Part II of this Report.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (expense), adjusted operating margin, EBITDA, adjusted EBITDA (including COVID-19 charges), adjusted EBITDA per credit facility, consolidated indebtedness and consolidated indebtedness less netted cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income, earnings per share, gross profit, gross margin, operating income (expense), operating margin or an alternative to total debt as a measure of liquidity. We believe these non-GAAP financial measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income, gross profit, gross margin, operating income (expense) and operating margin. The adjustments we make to derive the non-GAAP financial measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP financial measure, but which we do not consider to be the fundamental attributes or primary drivers of our business.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended June 30, 2020 and 2019:

	Three Months Ended
(in millions, except per share amounts)	June 30, 2020	June 30, 2019
Net income	$23.0	$41.6
(Income) loss from discontinued operations, net of tax (1)	(0.1)	1.2
Incremental operating costs (2)	4.9	—
Asset impairments (3)	7.0	—
Restructuring costs (4)	3.4	—
Accounting standard adoption (5)	1.3	—
Acquisition-related costs and other (6)	—	2.8
Tax adjustments (7)	(4.4)	(1.3)
Adjusted net income	$35.1	$44.3

Adjusted earnings per share, diluted	$0.68	$0.79

Diluted shares outstanding	52.0	56.0

Adjusted net income included COVID-19 charges of $5.8 million, net of tax, and adjusted earnings per share of $0.11.

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the second quarter of 2020, we recorded $4.9 million of incremental operating costs associated with the global pandemic. Cost of sales included $4.5 million of costs for relief efforts, increased sanitation supplies and services and other items. Operating expenses included $0.4 million of charges related to increased sanitation supplies and services.

(3)	In the second quarter of 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the current macro-economic environment.
(4)	In the second quarter of 2020, we incurred $3.4 million of restructuring costs associated with International headcount reductions driven by the current macro-economic environment.
(5)	We recorded $1.3 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)", in the second quarter of 2020. As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.
(6)	In the second quarter of 2019, we recorded $2.8 million of acquisition-related and other costs in operating expenses, primarily related to post acquisition restructuring charges and professional fees for the acquisition of Sleep Outfitters.
(7)	Adjusted income tax provision represents the tax effects associated with the aforementioned items and other discrete income tax events.

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

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended June 30, 2020.

	Three Months Ended June 30, 2020
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$665.2		$570.5		$94.7		$—

Gross profit	$265.9	40.0%	$216.2	37.9%	$49.7	52.5%	$—
Adjustments:
Incremental operating costs (1)	4.5		4.0		0.5		—
Adjusted gross profit	$270.4	40.6%	$220.2	38.6%	$50.2	53.0%	$—

Operating income (expense)	$53.4	8.0%	$69.4	12.2%	$9.6	10.1%	$(25.6)
Adjustments:
Incremental operating costs (1)	4.9		4.1		0.8		—
Asset impairments (2)	7.0		7.0		—		—
Restructuring costs (3)	3.4		—		3.4		—
Accounting standard adoption (4)	1.3		1.3		—		—
Total adjustments	16.6		12.4		4.2		—

Adjusted operating income (expense)	$70.0	10.5%	$81.8	14.3%	$13.8	14.6%	$(25.6)

Operating income and adjusted operating income included $7.9 million of COVID-19 charges. The North America and International business segments included $6.0 million and $1.9 million of these charges, respectively.

The following table sets forth our reported gross profit and the reconciliation of our operating income (expense) and operating margin to the calculation of adjusted operating income (expense) and adjusted operating margin for the three months ended June 30, 2019. We had no adjustments to gross profit for the three months ended June 30, 2019.

	Three Months Ended June 30, 2019
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$722.8		$588.1		$134.7		$—

Gross profit	$313.4	43.4%	$240.0	40.8%	$73.4	54.5%	$—

Operating income (expense)	$81.0	11.2%	$80.1	13.6%	$27.4	20.3%	$(26.5)
Adjustments:
Acquisition-related costs and other (5)	2.8		1.7		—		1.1
Adjusted operating income (expense)	$83.8	11.6%	$81.8	13.9%	$27.4	20.3%	$(25.4)

(1)
In the second quarter of 2020, we recorded $4.9 million of incremental operating costs associated with the global pandemic. Cost of sales included $4.5 million of costs for relief efforts, increased sanitation supplies and services and other items. Operating expenses included $0.4 million of charges related to increased sanitation supplies and services.

(2)	In the second quarter of 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the current macro-economic environment.
(3)	In the second quarter of 2020, we incurred $3.4 million of restructuring costs associated with International headcount reductions driven by the current macro-economic environment.
(4)	We recorded $1.3 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)", in the second quarter of 2020. As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.
(5)	In the second quarter of 2019, we recorded $2.8 million of acquisition-related and other costs in operating expenses, primarily related to post acquisition restructuring charges and professional fees for the acquisition of Sleep Outfitters.

EBITDA, Adjusted EBITDA (including COVID-19 charges), Adjusted EBITDA per Credit Facility and Consolidated Indebtedness Less Netted Cash

The following reconciliations are provided below:

•Net income to EBITDA, adjusted EBITDA (including COVID-19 charges) and adjusted EBITDA per credit facility
•Ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility
•Total debt, net to consolidated indebtedness less netted cash

We believe that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance, cash flow generation and comparisons from period to period, as well as general information about our progress in reducing our leverage.

The 2019 Credit Agreement provides the definition of adjusted EBITDA (“adjusted EBITDA per credit facility”). In the second quarter of 2020, in determining adjusted EBITDA per credit facility, we made an adjustment for COVID-19 charges that was not made to adjusted EBITDA (including COVID-19 charges). Accordingly, we present adjusted EBITDA per credit facility to provide information regarding our compliance with requirements under the 2019 Credit Agreement.

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA (including COVID-19 charges) and adjusted EBITDA per credit facility for the three months ended June 30, 2020 and 2019:

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019
Net income	$23.0	$41.6
Interest expense, net	20.6	22.5
Income taxes	9.4	15.8
Depreciation and amortization	32.2	29.1
EBITDA	$85.2	$109.0
Adjustments:
(Income) loss from discontinued operations, net of tax (1)	(0.1)	1.2
Incremental operating costs (2)	4.9	—
Asset impairments (3)	7.0	—
Restructuring costs (4)	3.4	—
Accounting standard adoption (5)	1.3	—
Acquisition-related costs and other (6)	—	2.8
Adjusted EBITDA (including COVID-19 charges)	$101.7	$113.0

COVID-19 charges (7)	7.9	—
Adjusted EBITDA per credit facility	$109.6	113.0

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the second quarter of 2020, we recorded $4.9 million of incremental operating costs associated with the global pandemic. Cost of sales included $4.5 million of costs for relief efforts, increased sanitation supplies and services and other items. Operating expenses included $0.4 million of charges related to increased sanitation supplies and services.

(3)	In the second quarter of 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the current macro-economic environment.
(4)	In the second quarter of 2020, we incurred $3.4 million of restructuring costs associated with International headcount reductions driven by the current macro-economic environment.
(5)	We recorded $1.3 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)", in the second quarter of 2020. As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.
(6)	In the second quarter of 2019, we recorded $2.8 million of acquisition-related and other costs in operating expenses, primarily related to post acquisition restructuring charges and professional fees for the acquisition of Sleep Outfitters.
(7)	Adjusted EBITDA per credit facility excluded $7.9 million of COVID-19 charges associated with temporarily closed company-owned retail stores and sales force retention costs.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA per credit facility for the trailing twelve months ended June 30, 2020:

Trailing Twelve Months Ended
(in millions)	June 30, 2020
Net income	$202.2
Interest expense, net	81.7
Income tax provision	74.9
Depreciation and amortization	124.0
EBITDA	$482.8
Adjustments:
Loss from discontinued operations, net of tax (1)	0.9
Customer-related charges (2)	41.5
Charitable stock donation (3)	8.9
COVID-19 charges (4)	7.9
Incremental operating costs (5)	7.2
Asset impairments (6)	7.0
Earnings from Sherwood prior to acquisition (7)	6.7
Restructuring costs (8)	3.4
Accounting standard adoption (9)	2.8
Credit facility amendment (10)	0.7
Adjusted EBITDA per credit facility	$569.8

Consolidated indebtedness less netted cash	$1,614.9

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility	2.83 times

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	In the first quarter of 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account. In the fourth quarter of 2019, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL Holding, LLC ("Mattress PAL") and resulting significant liquidity issues of Mattress PAL's affiliates to fully reserve trade receivables and other assets associated with this account.
(3)	In 2019, we recorded an $8.9 million charge related to the donation of common stock at fair market value to certain public charities.
(4)	Adjusted EBITDA per credit facility excluded $7.9 million of COVID-19 charges associated with temporarily closed company-owned retail stores and sales force retention costs.
(5)
In the second quarter of 2020, we recorded $4.9 million of incremental operating costs associated with the global pandemic. Cost of sales included $4.5 million of costs for relief efforts, increased sanitation supplies and services and other items. Operating expenses included $0.4 million of charges related to increased sanitation supplies and services. In the first quarter of 2020, we recorded $2.3 million of charges related to the global pandemic.

(6)	In the second quarter of 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the current macro-economic environment.
(7)	We completed the acquisition of Sherwood Bedding on January 31, 2020 and designated this subsidiary as restricted under the 2019 Credit Agreement. For covenant compliance purposes, we included $6.7 million of EBITDA from this subsidiary for the seven months prior to acquisition in our calculation of adjusted EBITDA per credit facility for the trailing twelve months ended June 30, 2020.
(8)	In the second quarter of 2020, we incurred $3.4 million of restructuring costs associated with International headcount reductions driven by the current macro-economic environment.
(9)	We recorded $1.3 million and $1.5 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)", in the second and first quarters of 2020, respectively. As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.
(10)	In 2019, we recorded $0.7 million of professional fees in connection with the amendment of the 2019 Credit Agreement.

Under the 2019 Credit Agreement, the definition of adjusted EBITDA (which we refer to as "adjusted EBITDA per credit facility") contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the trailing twelve months ended June 30, 2020, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility is 2.83 times for the trailing twelve months ended June 30, 2020. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of June 30, 2020. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	June 30, 2020
Total debt, net	$1,753.6
Plus: Deferred financing costs (1)	7.2
Consolidated indebtedness	1,760.8
Less: Netted cash (2)	145.9
Consolidated indebtedness less netted cash	$1,614.9

(1)	We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Condensed Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we have added these costs back to total debt, net as calculated per the Condensed Consolidated Balance Sheets.
(2)	Netted cash includes cash and cash equivalents for domestic and foreign subsidiaries designated as restricted subsidiaries in the 2019 Credit Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposures

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by 0.4% in the three and six months ended June 30, 2020.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at June 30, 2020, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.2 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

As of June 30, 2020, we had variable-rate debt of approximately $639.6 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $6.4 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.  CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings can be found in Note 10, "Commitments and Contingencies," of the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1, "Financial Statements" of this Report and is incorporated by reference herein.

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

The COVID-19 crisis has already had several significant effects on our business and our financial condition, including the impact of the pandemic on the economies and financial markets of the regions in which we operate. "Shelter in place” and other similar mandated or suggested isolation protocols have disrupted third-party retail stores in our Wholesale channel and company-owned stores in our Direct channel, via store closures or reduced operating hours in the U.S. and around the world, which has decreased retail traffic and which also, in turn, decreased sales of our products in March and April when COVID-19 began materially impacting our North America business segment.

At this time, most third-party retail stores and our company-owned stores have reopened. However, we cannot reasonably estimate the length of time these stores will remain open, or if they will be mandated to close again as the COVID-19 crisis continues to evolve. The inability to sell our products through the Wholesale channel and within company-owned stores within the Direct channel has had and may continue to have a material adverse effect on our revenues and results of operations. Our e-commerce operations remain open globally, as do the e-commerce operations for many of our third-party retailers. The COVID-19 pandemic is also shifting demand patterns to favor our lower-margin products, which is producing a reduction in our gross margins.

The effects of the COVID-19 crisis could be aggravated if the crisis continues, and we could also see additional impacts that might include the following:

•a potential global recession, a decline in consumer confidence and spending, or a further increase in unemployment or reduction in government stimulus payments could continue to result in consumers having less disposable income and, in turn, decreased sales of our products;
•the continued disruption to third-party retail stores and company-owned stores resulting from "shelter in place" and similar protocols, which, even though largely rolled back, could be reinstated as the pandemic continues to evolve;
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
•the risk that the persistence or reoccurrence of COVID-19 could cause customers to avoid public places where our stores and those of our Wholesale partners are located;
•we have experienced and may continue to experience disruptions in our supply chain, as the outbreak has disrupted travel, affected consumer demand and spending habits and impacted manufacturing and distribution throughout the world; and
•we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

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
•the long-term effects of COVID-19 on the national and global economy, including on consumer confidence and spending, financial markets and the availability of credit for us, our suppliers and our customers; and
•our success in attempting to reduce operating costs and conserve cash, which could require further actions to improve our cash position, including but not limited to, implementing expanded employee furloughs and foregoing capital expenditures and other discretionary expenses.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2020:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
April 1, 2020 - April 30, 2020	—	(1)	$—	—	$131.3
May 1, 2020 - May 31, 2020	1,945	(1)	$54.92	—	$131.3
June 1, 2020 - June 30, 2020	635	(1)	$71.87	—	$131.3
Total	2,580			—

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.  EXHIBITS

The following is an index of the exhibits included in this report:

10.1
Amendment No. 1 dated as of May 13, 2020, by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent to the Amended and Restated Credit Agreement dated as of October 16, 2019 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 14, 2020).(1)

10.2
Amendment No. 2 dated as of June 10, 2020, by and among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit Amendment Agreement dated as of October 16, 2019, as amended by Amendment No. 1 dated May 13, 2020.

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
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: August 6, 2020	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer