Form 10-Q
period 2020-09-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2020-11-05
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2020
or
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

The number of shares outstanding of the registrant’s common stock as of November 2, 2020 was 51,588,496 shares.

Special Note Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q, (this "Report"), including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which includes information concerning one or more of our plans; objectives; goals; strategies and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, ITEM 2 of this Report. When used in this Report, the words "assumes," "estimates," "expects," “guidance,” “anticipates,” "might," “projects,” "predicts," “plans,” “proposed,” “targets,” “intends,” “believes,” “will,” "may," "could," "is likely to" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to the Company's intent and expectations regarding the conditional partial redemption of the 2023 Senior Notes, the Company's quarterly cash dividend, the Company's share repurchase targets, expected timing of the stock split, the Company's beliefs regarding the impact of its capital allocation strategy and ESG initiatives, and the Company's expectations regarding supply chain constraints, commodities, net sales and adjusted EBITDA per credit facility in the fourth quarter, performance generally for 2020 and subsequent periods, the probable vesting of the Company’s long-term aspirational plan and performance-based stock compensation plan and, the impacts of COVID-19. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

    Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events, natural disasters or pandemics; risks associated with the duration, scope and severity of COVID-19 and its effects on our business and operations, including the disruption or delay of production and delivery of materials and products in our supply chain; the impact of travel bans, work-from-home policies, or shelter-in-place orders; a temporary or prolonged shutdown of manufacturing facilities or retail stores and decreased retail traffic; the effects of strategic investments on our operations, including our efforts to expand our global market share; the ability to develop and successfully launch new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches, and the related expenses and life cycles of such products; the ability to continuously improve and expand our product line; the effects of consolidation of retailers on revenues and costs; competition in our industry; consumer acceptance of our products; general economic, financial and industry conditions, particularly conditions relating to liquidity, financial performance and related credit issues present in the retail sector; financial distress among our business partners, customers and competitors, and financial solvency and related problems experienced by other market participants, any of which may be amplified by the effects of COVID-19; risks associated with our acquisition of 80% ownership of Sherwood Acquisition Holdings, LLC, including the possibility that the expected benefits of the acquisition are not realized when expected or at all; our reliance on information technology and the associated risks involving potential security lapses and/or cyber-based attacks; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; market disruptions related to COVID-19 which may frustrate our ability to access financing on acceptable terms or at all; our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; changing commodity costs; expectations regarding our target leverage and our share repurchase program; sales fluctuations due to seasonality; the effect of future legislative or regulatory changes, including changes in international trade duties, tariffs and other aspects of international trade policy; our ability to protect our intellectual property; and disruptions to the implementation of our strategic priorities and business plan caused by changes in our executive management team.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$1,132.3	$821.0	$2,619.9	$2,234.7
Cost of sales	602.1	460.4	1,466.7	1,278.9
Gross profit	530.2	360.6	1,153.2	955.8
Selling and marketing expenses	229.7	168.6	535.8	485.4
General, administrative and other expenses	125.1	75.3	288.1	218.7
Equity income in earnings of unconsolidated affiliates	(4.8)	(3.9)	(9.6)	(10.4)
Operating income	180.2	120.6	338.9	262.1

Other expense, net:
Interest expense, net	20.1	20.8	61.0	65.7
Loss on extinguishment of debt	0.9	—	0.9	—
Other (income) expense, net	(0.5)	1.3	0.3	(6.5)
Total other expense, net	20.5	22.1	62.2	59.2

Income from continuing operations before income taxes	159.7	98.5	276.7	202.9
Income tax provision	(40.3)	(26.1)	(73.2)	(58.8)
Income from continuing operations	119.4	72.4	203.5	144.1
Income (loss) from discontinued operations, net of tax	2.4	0.8	1.3	(0.8)
Net income before non-controlling interests	121.8	73.2	204.8	143.3
Less: Net income (loss) attributable to non-controlling interests	0.4	(0.1)	0.7	—
Net income attributable to Tempur Sealy International, Inc.	$121.4	$73.3	$204.1	$143.3

Earnings per common share:

Basic
Earnings per share for continuing operations	$2.31	$1.33	$3.89	$2.63
Earnings (loss) per share for discontinued operations	0.04	0.01	0.02	(0.01)
Earnings per share	$2.35	$1.34	$3.91	$2.62

Diluted
Earnings per share for continuing operations	$2.25	$1.30	$3.83	$2.57
Earnings (loss) per share for discontinued operations	0.04	0.01	0.03	(0.01)
Earnings per share	$2.29	$1.31	$3.86	$2.56

Weighted average common shares outstanding:
Basic	51.6	54.6	52.2	54.7
Diluted	52.9	55.8	52.9	56.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income before non-controlling interests	$121.8	$73.2	$204.8	$143.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12.1	(6.7)	(0.2)	0.3
Other comprehensive income (loss), net of tax	12.1	(6.7)	(0.2)	0.3
Comprehensive income	133.9	66.5	204.6	143.6
Less: Comprehensive income (loss) attributable to non-controlling interests	0.4	(0.1)	0.7	—
Comprehensive income attributable to Tempur Sealy International, Inc.	$133.5	$66.6	$203.9	$143.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$229.2	$64.9
Accounts receivable, net	440.8	372.0
Inventories	275.6	260.5
Prepaid expenses and other current assets	202.5	202.8
Total Current Assets	1,148.1	900.2
Property, plant and equipment, net	485.8	435.8
Goodwill	761.1	732.3
Other intangible assets, net	630.9	641.4
Operating lease right-of-use assets	305.6	245.4
Deferred income taxes	15.6	14.1
Other non-current assets	108.3	92.6
Total Assets	$3,455.4	$3,061.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$330.9	$251.7
Accrued expenses and other current liabilities	601.4	473.2
Current portion of long-term debt	35.4	37.4
Income taxes payable	59.0	11.0
Total Current Liabilities	1,026.7	773.3
Long-term debt, net	1,494.6	1,502.6
Long-term operating lease obligations	275.3	205.4
Deferred income taxes	78.2	102.1
Other non-current liabilities	124.4	118.0
Total Liabilities	2,999.2	2,701.4

Redeemable non-controlling interest	8.9	—

Total Stockholders' Equity	447.3	360.4
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$3,455.4	$3,061.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

Three Months Ended September 30, 2020

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2020	$8.7	99.2	$1.0	47.7	$(2,026.3)	$586.0	$1,779.5	$(100.0)	$0.8	$241.0
Net income							121.4			121.4
Net income attributable to non-controlling interests	0.2								0.2	0.2
Foreign currency adjustments, net of tax								12.1		12.1
Exercise of stock options				—	0.2	0.7				0.9
Issuances of PRSUs, RSUs, and DSUs				—	0.1	(0.1)				—
Treasury stock repurchased - PRSU/RSU/DSU releases				—	(0.1)					(0.1)
Amortization of unearned stock-based compensation						71.8				71.8
Balance, September 30, 2020	$8.9	99.2	$1.0	47.7	$(2,026.1)	$658.4	$1,900.9	$(87.9)	$1.0	$447.3

Three Months Ended September 30, 2019

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2019	$—	99.2	$1.0	44.4	$(1,737.3)	$545.6	$1,583.8	$(88.3)	$1.1	$305.9
Net income							73.3			73.3
Net loss attributable to non-controlling interest									(0.1)	(0.1)
Foreign currency adjustments, net of tax								(6.7)		(6.7)
Exercise of stock options				(0.1)	1.9	5.4				7.3
Issuances of PRSUs, RSUs, and DSUs				—	0.1	(0.1)				—
Treasury stock repurchased				0.7	(50.0)					(50.0)
Treasury stock repurchased - PRSU/RSU/DSU releases				—	—					—
Amortization of unearned stock-based compensation						6.8				6.8
Balance, September 30, 2019	$—	99.2	$1.0	45.0	$(1,785.3)	$557.7	$1,657.1	$(95.0)	$1.0	$336.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in millions) (unaudited)

Nine Months Ended September 30, 2020

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2019	$—	99.2	$1.0	45.4	$(1,832.8)	$575.7	$1,703.3	$(87.7)	$0.9	$360.4
Net income							204.1			204.1
Net income attributable to non-controlling interests	0.6								0.1	0.1
Adoption of accounting standard effective January 1, 2020, net of tax							(6.5)			(6.5)
Acquisition of non-controlling interest in subsidiary	8.4									—
Dividend paid to non-controlling interest in subsidiary	(0.1)									—
Foreign currency adjustments, net of tax								(0.2)		(0.2)
Exercise of stock options				—	0.5	1.9				2.4
Issuances of PRSUs, RSUs, and DSUs				(0.4)	5.8	(5.8)				—
Treasury stock repurchased				2.6	(187.5)					(187.5)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(12.1)					(12.1)
Amortization of unearned stock-based compensation						86.6				86.6
Balance, September 30, 2020	$8.9	99.2	$1.0	47.7	$(2,026.1)	$658.4	$1,900.9	$(87.9)	$1.0	$447.3

Nine Months Ended September 30, 2019

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2018	$—	99.2	$1.0	44.7	$(1,737.0)	$532.1	$1,513.8	$(95.3)	$2.9	$217.5
Net income							143.3			143.3
Net income attributable to non-controlling interest									—	—
Repurchase of interest in subsidiary									(1.9)	(1.9)
Foreign currency adjustments, net of tax								0.3		0.3
Exercise of stock options				(0.3)	3.6	9.2				12.8
Issuances of PRSUs, RSUs, and DSUs				(0.2)	3.6	(3.6)				—
Treasury stock repurchased				0.7	(52.3)					(52.3)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(3.2)					(3.2)
Amortization of unearned stock-based compensation						20.0				20.0
Balance, September 30, 2019	$—	99.2	$1.0	45.0	$(1,785.3)	$557.7	$1,657.1	$(95.0)	$1.0	$336.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions) (unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$204.8	$143.3
(Income) loss from discontinued operations, net of tax	(1.3)	0.8
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	72.5	66.7
Amortization of stock-based compensation	86.6	20.0
Amortization of deferred financing costs	2.6	1.7
Bad debt expense	32.8	7.3
Deferred income taxes	(23.4)	0.5
Dividends received from unconsolidated affiliates	15.8	12.8
Equity income in earnings of unconsolidated affiliates	(9.6)	(10.4)
Loss on extinguishment of debt	0.9	—
Foreign currency adjustments and other	0.4	(5.5)
Changes in operating assets and liabilities, net of effect of business acquisitions	115.8	(35.5)
Net cash provided by operating activities from continuing operations	497.9	201.7

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(73.6)	(61.9)
Acquisitions, net of cash acquired	(37.9)	(17.1)
Other	0.1	15.0
Net cash used in investing activities from continuing operations	(111.4)	(64.0)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	1,073.9	602.5
Repayments of borrowings under long-term debt obligations	(1,094.9)	(678.5)
Proceeds from exercise of stock options	2.4	12.8
Treasury stock repurchased	(199.6)	(55.5)
Payments of deferred financing costs	(1.4)	(0.1)
Repayments of finance lease obligations and other	(8.9)	(6.0)
Net cash used in financing activities from continuing operations	(228.5)	(124.8)

Net cash provided by continuing operations	158.0	12.9

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Operating cash flows	1.5	(1.7)
Investing cash flows	—	—
Financing cash flows	—	—
Net cash provided by (used in) discontinued operations	1.5	(1.7)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4.8	(4.1)
Increase in cash and cash equivalents	164.3	7.1
CASH AND CASH EQUIVALENTS, beginning of period	64.9	45.8
CASH AND CASH EQUIVALENTS, end of period	$229.2	$52.9

Supplemental cash flow information:
Cash paid during the period for:
Interest	$46.1	$53.5
Income taxes, net of refunds	$47.0	$40.0
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

The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $16.0 million and $22.5 million at September 30, 2020 and December 31, 2019, respectively, is recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income. Additionally, in October 2020, the Company entered into a 50.0% ownership joint venture to reacquire the rights and acquire the assets to manufacture, market and distribute Sealy® and Stearns & Foster® branded products in the United Kingdom.

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

Credit Losses. Effective January 1, 2020, the Company adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which requires entities to estimate expected lifetime credit losses on financial assets and provide expanded disclosures. The ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted the new credit losses standard using the modified retrospective approach. The cumulative effect of adoption at January 1, 2020 was $6.5 million, net of tax. The Company's primary financial assets are its trade accounts receivable, which are short-term financings with industry standard credit and trade terms.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(c) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method, and consist of the following:

	September 30,	December 31,
(in millions)	2020	2019
Finished goods	$139.4	$157.4
Work-in-process	12.1	10.8
Raw materials and supplies	124.1	92.3
	$275.6	$260.5

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

The Company had the following activity for sales returns from December 31, 2019 to September 30, 2020:

(in millions)
Balance as of December 31, 2019	$39.3
Amounts accrued	81.6
Returns charged to accrual	(78.8)
Balance as of September 30, 2020	$42.1

As of September 30, 2020 and December 31, 2019, $29.0 million and $26.2 million of accrued sales returns are included as a component of accrued expenses and other current liabilities and $13.1 million and $13.1 million of accrued sales returns are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The Company had the following activity for its accrued warranty expense from December 31, 2019 to September 30, 2020:

(in millions)
Balance as of December 31, 2019	$41.6
Amounts accrued	15.9
Warranties charged to accrual	(15.7)
Balance as of September 30, 2020	$41.8

As of September 30, 2020 and December 31, 2019, $18.8 million and $19.4 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $23.0 million and $22.2 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(f) Allowance for Credit Losses. The allowance for credit losses is the Company’s best estimate of the amount of expected lifetime credit losses in the Company’s accounts receivable. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2019 to September 30, 2020:

(in millions)
Balance as of December 31, 2019	$71.9
ASU 2016-13 adoption impact	8.9
Amounts accrued	32.8
Write-offs charged against the allowance	(17.0)
Balance as of September 30, 2020	$96.6

(2) Net Sales

    The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$869.1	$118.1	$987.2	$1,973.3	$300.0	$2,273.3
Direct	107.4	37.7	145.1	250.9	95.7	346.6
Net sales	$976.5	$155.8	$1,132.3	$2,224.2	$395.7	$2,619.9

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$913.0	$123.6	$1,036.6	$2,086.3	$313.4	$2,399.7
Other	63.5	32.2	95.7	137.9	82.3	220.2
Net sales	$976.5	$155.8	$1,132.3	$2,224.2	$395.7	$2,619.9

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$904.3	$—	$904.3	$2,078.8	$—	$2,078.8
Canada	72.2	—	72.2	145.4	—	145.4
International	—	155.8	155.8	—	395.7	395.7
Net sales	$976.5	$155.8	$1,132.3	$2,224.2	$395.7	$2,619.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$602.2	$107.9	$710.1	$1,632.5	$325.7	$1,958.2
Direct	79.8	31.1	110.9	181.6	94.9	276.5
Net sales	$682.0	$139.0	$821.0	$1,814.1	$420.6	$2,234.7

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$640.6	$111.6	$752.2	$1,709.2	$335.4	$2,044.6
Other	41.4	27.4	68.8	104.9	85.2	190.1
Net sales	$682.0	$139.0	$821.0	$1,814.1	$420.6	$2,234.7

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$621.4	$—	$621.4	$1,652.3	$—	$1,652.3
Canada	60.6	—	60.6	161.8	—	161.8
International	—	139.0	139.0	—	420.6	420.6
Net sales	$682.0	$139.0	$821.0	$1,814.1	$420.6	$2,234.7

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(4) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2019	$576.6	$155.7	$732.3
Goodwill resulting from acquisitions	26.7	—	26.7
Foreign currency translation and other	(1.6)	3.7	2.1
Balance as of September 30, 2020	$601.7	$159.4	$761.1

(5) Debt

Debt for the Company consists of the following:

	September 30, 2020		December 31, 2019
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$409.1	(1)	$425.0	(2)	October 16, 2024
Revolver	—	(1)	—	(2)	October 16, 2024
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	—	(3)	—	(3)	April 6, 2021
Finance lease obligations (4)	73.1		64.1		Various
Other	3.1		7.9		Various
Total debt	1,535.3		1,547.0
Less: Deferred financing costs	5.3		7.0
Total debt, net	1,530.0		1,540.0
Less: Current portion	35.4		37.4
Total long-term debt, net	$1,494.6		$1,502.6

(1)	Interest at LIBOR plus applicable margin of 1.250% as of September 30, 2020.
(2)	Interest at LIBOR plus applicable margin of 1.625% as of December 31, 2019.
(3)	Interest at one month LIBOR index plus 80 basis points.
(4)	Finance lease obligations are a non-cash financing activity. Refer to Note 6, "Leases".

As of September 30, 2020, the Company was in compliance with all applicable debt covenants.

2019 Credit Agreement

On October 16, 2019, the Company entered into the 2019 Credit Agreement with a syndicate of banks. The 2019 Credit Agreement provides for a $425.0 million revolving credit facility, a $425.0 million term loan facility, and an incremental facility in an aggregate amount of up to $550.0 million plus the amount of certain prepayments plus an additional unlimited amount subject to compliance with a maximum consolidated secured leverage ratio test. The 2019 Credit Agreement has a $60.0 million sub-facility for the issuance of letters of credit. As of September 30, 2020, total availability under the revolving credit facility was $424.9 million after a $0.1 million reduction for outstanding letters of credit.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

On May 13, 2020, the Company and certain of its subsidiaries entered into an amendment to the existing 2019 Credit Agreement. The amendment provided for a new 364-day $200.0 million term loan (the "364-Day Loan"). The Company used the proceeds of the 364-Day Loan to repay borrowings under the existing $425.0 million revolving credit facility and to pay fees and expenses in connection with the amendment. On September 14, 2020, the Company repaid the 364-Day Loan. Repayment of the 364-Day Loan lifted certain restrictions on dividends, share repurchases and the Company's ability to make certain investments.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). As of September 30, 2020, the Company had availability of $83.6 million under the Accounts Receivable Securitization.

2023 Senior Notes

On October 8, 2020, the Company announced its election to conditionally redeem $200.0 million of the $450.0 million of its issued and outstanding 2023 Senior Notes on November 9, 2020 (the "Redemption Date"). The 2023 Senior Notes selected for redemption will be redeemed at 101.406% of their principal amount, plus the accrued and unpaid interest. The redemption is conditioned on the determination by the Company's Chief Financial Officer, in his sole discretion, as of the second business day before the Redemption Date, that the redemption continues to be reasonably prudent and consistent with the Company's objectives concerning liquidity, financing needs and funding costs. The Company intends to primarily use current cash and cash equivalents to fund the redemption.

Fair Value of Financial Instruments

Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2019 Credit Agreement and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of debt instruments. The fair values of these material financial instruments are as follows:

	Fair Value
(in millions)	September 30, 2020	December 31, 2019
2023 Senior Notes	$457.6	$464.2
2026 Senior Notes	623.9	634.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(6) Leases

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019:

(in millions)		September 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$305.6	$245.4
Finance lease assets	Property, plant and equipment, net	63.0	54.4
Total leased assets		$368.6	$299.8

Liabilities
Short-term:
Operating lease obligations	Accrued expenses and other current liabilities	$59.6	$50.8
Finance lease obligations	Current portion of long-term debt	11.0	8.2
Long-term:
Operating lease obligations	Long-term operating lease obligations	275.3	205.4
Finance lease obligations	Long-term debt, net	62.1	55.9
Total lease obligations		$408.0	$320.3

The following table summarizes the classification of lease expense in the Company's Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating lease expense:
Operating lease expense	$19.1	$16.3	$55.8	$46.4
Short-term lease expense	2.6	2.9	8.3	5.2
Variable lease expense	6.0	4.8	15.7	13.6
Finance lease expense:
Amortization of right-of-use assets	2.5	2.1	6.9	6.3
Interest on lease obligations	1.2	1.2	3.5	3.6
Total lease expense	$31.4	$27.3	$90.2	$75.1

The following table sets forth the scheduled maturities of lease obligations as of September 30, 2020:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2020 (excluding the nine months ended September 30, 2020)	$18.9	$3.8	$22.7
2021	72.1	15.1	87.2
2022	64.8	13.1	77.9
2023	52.5	10.4	62.9
2024	44.0	8.5	52.5
Thereafter	142.8	41.6	184.4
Total lease payments	395.1	92.5	487.6
Less: Interest	60.2	19.4	79.6
Present value of lease obligations	$334.9	$73.1	$408.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table provides lease term and discount rate information related to operating and finance leases as of September 30, 2020:

September 30, 2020
Weighted average remaining lease term (years):
Operating leases	6.69
Finance leases	8.09

Weighted average discount rate:
Operating leases	4.95%
Finance leases	5.84%

The following table provides supplemental information related to the Company's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
(in millions)	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases	$51.0	$42.5
Operating cash flows paid for finance leases	$3.6	$3.6
Financing cash flows paid for finance leases	$7.5	$5.9

Right-of-use assets obtained in exchange for new operating lease obligations	$95.1	$66.1
Right-of-use assets obtained in exchange for new finance lease obligations	$16.5	$2.5

(7) Stockholders' Equity

(a) Treasury Stock. As of September 30, 2020, the Company had approximately $131.3 million remaining under the existing share repurchase program initially authorized by the Board of Directors in 2016. The Company did not repurchase shares under the program during the three months ended September 30, 2020. The Company repurchased 0.7 million shares under the program for approximately $50.0 million during the three months ended September 30, 2019. The Company repurchased 2.6 million shares and 0.7 million shares for approximately $187.5 million and $52.3 million during the nine months ended September 30, 2020 and 2019, respectively. In October 2020, the Board of Directors authorized an increase, of $168.7 million, to the existing share repurchase authorization of Tempur Sealy International's common stock to $300.0 million.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs"), which were withheld to satisfy tax withholding obligations during each of the three and nine months ended September 30, 2020 and 2019. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $0.1 million and $0.0 million in treasury stock acquired during the three months ended September 30, 2020 and 2019, respectively. The Company acquired approximately $12.1 million and $3.2 million in treasury stock during the nine months ended September 30, 2020 and 2019, respectively.

(b) Shareholder Rights Agreement. On March 27, 2020, the Board of Directors authorized and declared a dividend distribution of one right (a "Right") for each outstanding share of common stock of the Company to stockholders of record at the close of business on April 7, 2020 (the “Record Date”). Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value per share (the “Preferred Shares”), of the Company at an exercise price of $273.00 per one one-thousandth of a Preferred Share, subject to adjustment (the “Exercise Price”). In accordance with their terms, the Rights were set to expire at the close of business on March 26, 2021 or such other date as may be established by the Board of Directors as permitted under the Rights Agreement. On September 11, 2020, the Board of Directors accelerated the expiration of the Rights to the close of business on September 14, 2020, at which time the Rights expired and the Rights Agreement was terminated.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(c) Common Stock Split. On October 28, 2020, the Board of Directors approved a four-for-one split of the Company's common stock. The stock split will be effected through a stock dividend entitling each shareholder of record on November 10, 2020 to receive an additional three shares of common stock for each share owned. The shares will be distributed after the close of trading on November 23, 2020, and trading of the Company’s common stock will begin on a split-adjusted basis on November 24, 2020. The Company’s consolidated financial statements as of and for the three and nine-month periods ended September 30, 2020 and 2019 do not reflect the four-for-one stock split, which will be effective on November 24, 2020.

(d) AOCL. AOCL consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Foreign Currency Translation
Balance at beginning of period	$(94.5)	$(84.7)	$(82.2)	$(91.7)
Other comprehensive loss:
Foreign currency translation adjustments (1)	12.1	(6.7)	(0.2)	0.3
Balance at end of period	$(82.4)	$(91.4)	$(82.4)	$(91.4)

Pensions
Balance at beginning of period	$(5.5)	$(3.6)	$(5.5)	$(3.6)
Other comprehensive loss:
Net change from period revaluations	—	—	0.1	—
Tax expense (2)	—	—	(0.1)	—
Total other comprehensive income before reclassifications, net of tax	$—	$—	$—	$—
Net amount reclassified to earnings (1)	—	—	—	—
Tax benefit (2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—	$—	$—
Total other comprehensive loss	—	—	—	—
Balance at end of period	$(5.5)	$(3.6)	$(5.5)	$(3.6)

(1)	In 2020 and 2019, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision in the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(8) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Taxes	$146.5	$136.0
Wages and benefits	97.0	79.5
Advertising	94.6	56.9
Operating lease obligations	59.6	50.8
Other	203.7	150.0
	$601.4	$473.2

(9) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 included performance restricted stock units ("PRSUs"), non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
PRSU expense	$65.0	$0.3	$66.2	$1.0
Option expense	1.3	1.3	3.7	3.7
RSU/DSU expense	5.5	5.2	16.7	15.3
Total stock-based compensation expense	$71.8	$6.8	$86.6	$20.0

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2020, the Company granted PRSUs as a component of the long-term incentive plan ("2020 PRSUs"). The Company has recorded stock-based compensation expense related to the 2020 PRSUs during the three and nine months ended September 30, 2020, as it was probable that the Company would achieve the specified performance target for the performance period.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The Company recorded $45.2 million of stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the three months ended September 30, 2020, as it became probable the Company would achieve the highest specified performance target. Based on the price of the Company’s common stock on the grant date, the remaining unrecognized compensation expense related to this award is approximately $4.2 million, which will be recognized in the fourth quarter of 2020, commensurate with the remaining requisite service period.

(10) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.
(11) Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2020 and 2019 was 25.2% and 26.5%, respectively. The Company's effective tax rate for the nine months ended September 30, 2020 and 2019 was 26.5% and 29.0%, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2020 and 2019 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., GILTI earned by the Company’s foreign subsidiaries), certain foreign income tax rate differentials, state and local taxes, changes in the Company’s uncertain tax positions, the excess tax deficiency (or benefit) related to stock-based compensation and certain other permanent items.

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

At September 30, 2020 and December 31, 2019, the Danish income tax liability recorded in the Company’s balance sheet for the periods 2001 through September 30, 2020 and December 31, 2019, respectively, is DKK 1,126.3 million and DKK 1,110.6 million, respectively (approximately $177.4 million and $166.7 million using the applicable exchange rates at September 30, 2020 and December 31, 2019, respectively). The liability at September 30, 2020 and December 31, 2019 is included within the Company’s Condensed Consolidated Balance Sheet (translated at the exchange rate on September 30, 2020 and December 31, 2019) as per below:

	September 30, 2020		December 31, 2019
	DKK	USD	DKK	USD
Accrued expenses and other current liabilities	847.3	$133.5	847.3	$127.2
Other non-current liabilities	279.0	43.9	263.3	39.5
Total	1,126.3	$177.4	1,110.6	$166.7

During the three months ended September 30, 2020, the Company made a tax deposit with SKAT of DKK 76.8 million applicable to a tax assessment by SKAT for the year 2014. Also, during the three months ended March 31, 2020 the Company made a tax deposit with SKAT of DKK 134.0 million applicable to a tax assessment by SKAT for the years 2012 and 2013. The Company is contesting both assessments. At September 30, 2020 and December 31, 2019, respectively, the Company held on deposit with SKAT DKK 1,180.9 million and DKK 970.1 million (approximately $186.0 million and $145.6 million using the applicable exchange rates at September 30, 2020 and December 31, 2019, respectively). The deposit is for the satisfaction of the anticipated liability for both tax and interest once these matters are concluded.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The deposit at September 30, 2020 and December 31, 2019 is included within the Company’s Condensed Consolidated Balance Sheet (translated at the exchange rates on September 30, 2020 and December 31, 2019) as per below:

	September 30, 2020		December 31, 2019
	DKK	USD	DKK	USD
Prepaid expenses and other current assets	847.3	$133.5	847.3	$127.2
Other non-current assets	333.6	52.5	122.8	18.4
Total	1,180.9	$186.0	970.1	$145.6

There were no significant changes in the Danish Tax Matter or other uncertain tax positions during the three or nine months ended September 30, 2020.

(12) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per common share amounts)	2020	2019	2020	2019
Numerator:
Income from continuing operations, net of income attributable to non-controlling interests	$119.0	$72.5	$202.8	$144.1

Denominator:
Denominator for basic earnings per common share-weighted average shares	51.6	54.6	52.2	54.7
Effect of dilutive securities:
Employee stock-based compensation	1.3	1.2	0.7	1.3
Denominator for diluted earnings per common share-adjusted weighted average shares	52.9	55.8	52.9	56.0

Basic earnings per common share for continuing operations	$2.31	$1.33	$3.89	$2.63

Diluted earnings per common share for continuing operations	$2.25	$1.30	$3.83	$2.57

The Company excluded an insignificant number of shares for the three months ended September 30, 2020, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. The Company did not exclude any shares for the three months ended September 30, 2019. The Company excluded 0.5 million and 1.1 million shares issuable upon exercise of outstanding stock options for the nine months ended September 30, 2020 and 2019, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights.

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

The following table summarizes total assets by segment:

(in millions)	September 30, 2020	December 31, 2019
North America	$3,595.8	$3,142.9
International	647.6	615.3
Corporate	582.8	477.1
Inter-segment eliminations	(1,370.8)	(1,173.5)
Total assets	$3,455.4	$3,061.8

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	September 30, 2020	December 31, 2019
North America	$390.2	$328.9
International	52.3	51.8
Corporate	43.3	55.1
Total property, plant and equipment, net	$485.8	$435.8

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	September 30, 2020	December 31, 2019
North America	$261.5	$202.0
International	41.9	42.2
Corporate	2.2	1.2
Total operating lease right-of-use assets	$305.6	$245.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended September 30, 2020:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$976.5	$155.8	$—	$—	$1,132.3

Inter-segment sales	$0.2	$0.3	$—	$(0.5)	$—
Inter-segment royalty expense (income)	2.5	(2.5)	—	—	—
Gross profit	438.6	91.6	—	—	530.2
Operating income (loss)	231.5	44.8	(96.1)	—	180.2
Income (loss) from continuing operations before income taxes	229.9	44.1	(114.3)	—	159.7

Depreciation and amortization (1)	$19.6	$3.6	$73.6	$—	$96.8
Capital expenditures	20.2	2.0	2.0	—	24.2
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended September 30, 2019:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$682.0	$139.0	$—	$—	$821.0

Inter-segment sales	$0.6	$—	$—	$(0.6)	$—
Inter-segment royalty expense (income)	1.2	(1.2)	—	—	—
Gross profit	286.8	73.8	—	—	360.6
Operating income (loss)	119.8	27.3	(26.5)	—	120.6
Income (loss) from continuing operations before income taxes	117.8	24.0	(43.3)	—	98.5

Depreciation and amortization (1)	$17.1	$3.4	$9.5	$—	$30.0
Capital expenditures	15.0	2.0	5.0	—	22.0
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2020:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$2,224.2	$395.7	$—	$—	$2,619.9

Inter-segment sales	$1.1	$0.4	$—	$(1.5)	$—
Inter-segment royalty expense (income)	4.6	(4.6)	—	—	—
Gross profit	932.0	221.2	—	—	1,153.2
Operating income (loss)	402.3	81.0	(144.4)	—	338.9
Income (loss) from continuing operations before income taxes	397.5	76.2	(197.0)	—	276.7

Depreciation and amortization (1)	$55.8	$10.3	$93.0	$—	$159.1
Capital expenditures	59.6	7.5	6.5	—	73.6
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the nine months ended September 30, 2019:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,814.1	$420.6	$—	$—	$2,234.7

Inter-segment sales	$2.5	$0.4	$—	$(2.9)	$—
Inter-segment royalty expense (income)	3.2	(3.2)	—	—	—
Gross profit	731.2	224.6	—	—	955.8
Operating income (loss)	264.2	79.9	(82.0)	—	262.1
Income (loss) from continuing operations before income taxes	258.8	77.0	(132.9)	—	202.9

Depreciation and amortization (1)	$47.7	$10.2	$28.8	$—	$86.7
Capital expenditures	42.3	8.0	11.6	—	61.9
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	September 30, 2020	December 31, 2019
United States	$418.0	$366.4
Canada	15.5	17.5
Other International	52.3	51.9
Total property, plant and equipment, net	$485.8	$435.8
Total International	$67.8	$69.4

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	September 30, 2020	December 31, 2019
United States	$260.0	$198.3
Canada	3.7	4.9
Other International	41.9	42.2
Total operating lease right-of-use assets	$305.6	$245.4
Total International	$45.6	$47.1

The following table summarizes net sales by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
United States	$904.3	$621.4	$2,078.8	$1,652.3
Canada	72.2	60.6	145.4	161.8
Other International	155.8	139.0	395.7	420.6
Total net sales	$1,132.3	$821.0	$2,619.9	$2,234.7
Total International	$228.0	$199.6	$541.1	$582.4

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and nine months ended September 30, 2020, including the following topics:

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

Capital Allocation

In the fourth quarter, we announced our new long-term capital allocation strategy, which includes a quarterly cash dividend beginning in 2021, an increase to our share repurchase authorization and a four-for-one stock split. Our complete capital allocation strategy includes the following components:

•Invest approximately $70 million annually for capital expenditures to invest in our people, products and processes.
•Initiate a quarterly cash dividend beginning in early 2021, subject to approval by the Board of Directors, targeting an annual distribution to our stockholders of approximately 15% of net income.
•Resume our share repurchase program and target to repurchase at least 3% of shares outstanding per year in the near-term, depending on market conditions.
•Evaluate acquisition opportunities with a focus on strategic acquisitions similar to those we have completed over the past few years.

•Execute a four-for-one stock split, which will be effected through a stock dividend in the fourth quarter of 2020, to make our common stock more accessible and improve trading liquidity.

Environmental, Social and Corporate Governance

We have announced multiple initiatives to further reduce our global environmental footprint. In 2020, we began sourcing 100% renewable electricity for our U.S. and European Tempur-Pedic and Sealy manufacturing operations. Additionally, we remain committed to our investment in solar power technology and expect to complete the installation of the solar panel technology at our Albuquerque, New Mexico manufacturing facility in the first half of 2021. Finally, we announced a commitment to achieving zero landfill waste for our U.S. and European manufacturing operations by the end of 2022.

Keeping our employees safe and healthy is a top priority during this time of uncertainty caused by COVID-19. We have implemented precautionary measures to protect our employees, including restricting travel and face-to-face meetings, allowing employees to work from home where possible and adopting all region-specific public health protocols applicable to our global operations. While providing a healthy and safe work environment is a top priority during these unprecedented times, our entire organization is also focused on our commitments to our customers, suppliers and shareholders. During the second quarter of 2020, we began offering our Clean Shop PromiseTM protocol to third-party retailers and our company-owned stores, which is being broadly adopted to provide customers with a sense of comfort as they return to shopping in stores. Additionally, we worked with various government and healthcare organizations to provide products and services.

Business Update

We believe the U.S. bedding industry has evolved to be healthy and is now structured for sustained growth. The industry is no longer engaged in uneconomical retail store expansion, startups have shifted from uneconomical strategies to becoming profitable, and legacy retailers and manufacturers have become skilled in producing profitable internet sales. Additionally, the U.S. Department of Commerce recently announced its preliminary determination of tariffs on certain imports which are expected to benefit U.S. manufacturers, including us.

We continue to study and optimize our operations in response to the challenges from the COVID-19 crisis. We have taken and continue to take precautionary measures to mitigate health risks during the evolving situation resulting from COVID-19.

We experienced a major reduction in total net sales when COVID-19 began materially impacting our North America business segment in mid-March. In the second quarter, order trends reached their lowest point in early April when they had declined approximately 80% as compared to prior year. Order trends significantly improved beginning in late May, and this improvement continued throughout the second and third quarters of 2020. This improvement was primarily due to the reopening of brick-and-mortar stores on a reduced or appointment only basis as restrictions were lifted, the acceleration of e-commerce business trends and a shift in consumer spending habits towards in-home products, including bedding products. We believe this may be a long-term shift in consumer spending habits, which could continue to favorably impact our business.

This unexpected and rapid increase in demand for bedding products has challenged the entire bedding industry and supply chain, including our business. Additionally, the U.S. government has mandated that domestic suppliers of certain materials used in the production of bedding products redirect such materials towards the production of personal protective equipment. The broad-based increase in demand coupled with supply chain constraints, primarily related to an encased innerspring component, has created operational challenges in the production of Sealy and Sherwood bedding products in the U.S. As a result, Sealy's third quarter sales growth was unfavorably impacted by these supply chain constraints, as we could not fulfill the domestic demand for Sealy mattresses. We expect these supply chain constraints to continue for the next few quarters. The Tempur-Pedic manufacturing process has not been as impacted by the current supply chain constraints.

Our business has a highly variable cost structure that can flex with changes in sales, as evidenced by our ability to quickly reduce costs in the second quarter of 2020 to maintain profitability when we were uncertain of the impact of COVID-19. In the third quarter of 2020, most of these cost reductions were reversed. This increase in spending reflects our forward-looking confidence in the business as we make the necessary investments to support long-term growth.

Certain international markets are now experiencing new restrictions related to COVID-19 that are expected to cause some headwinds for the remainder of 2020. Additionally, in the fourth quarter of 2019, we shipped a large amount of floor models and back stock inventory as we expanded into new distribution networks, which we expect will impact comparisons with the fourth quarter of 2020. We are targeting net sales to increase by low double digits and adjusted EBITDA per credit facility, which is a non-GAAP financial measure, to grow by high teens in the fourth quarter of 2020, as compared to the same period in 2019.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where the Company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses. For further information regarding the potential impacts of COVID-19 on the Company, please refer to "Risk Factors" in ITEM 1A of Part II of this Report.

Commodities

Future changes in raw material prices could have an unfavorable impact on our gross margin. In the nine months ended September 30, 2020, commodity costs favorably impacted our gross margin. However commodity costs were higher than expected for the third quarter of 2020. We currently expect commodity cost inflation to continue into 2021. As a result, we plan to implement a price increase in the fourth quarter of 2020 across all of our U.S. brands, including Sealy, Stearns & Foster, and Tempur-Pedic products, which we expect to mitigate or fully offset the commodity cost inflation we anticipate in 2021.

Product Launches

In 2020, we are introducing the Tempur-Ergo Smart Base Collection with Sleeptracker technology and a new Sealy Posturepedic Plus line.

Acquisition of Sherwood Bedding

On January 31, 2020, we acquired an 80% ownership interest in a newly formed limited liability company containing substantially all of the assets of the Sherwood Bedding business for a cash purchase price of approximately $39.1 million. Sherwood Bedding is a major manufacturer in the U.S. private label and original equipment manufacturer bedding market, and this acquisition of a majority interest marks our entrance into the private label category. During the first quarter of 2020, we completed the integration of Sherwood Bedding into our portfolio of product brands. Since the acquisition, we have leveraged our overall brand portfolio to gain additional distribution for Sherwood products.

Results of Operations

A summary of our results for the three months ended September 30, 2020 include:

•Total net sales increased 37.9% to $1,132.3 million as compared to $821.0 million in the third quarter of 2019. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 37.7%, with an increase of 43.3% in the North America business segment and an increase of 10.1% in the International business segment.
•Gross margin was 46.8% as compared to 43.9% in the third quarter of 2019. Adjusted gross margin, which is a non-GAAP financial measure, was 46.9% in the third quarter of 2020. There were no adjustments to gross margin in the third quarter of 2019.
•Operating income increased 49.4% to $180.2 million as compared to $120.6 million in the third quarter of 2019. Operating income in the third quarter of 2020 included $45.2 million of amortization for aspirational plan stock-based compensation. Adjusted operating income, which is a non-GAAP financial measure, was $227.2 million in the third quarter of 2020. There were no adjustments to operating income in the third quarter of 2019.
•Net income increased 65.6% to $121.4 million as compared to $73.3 million in the third quarter of 2019. Adjusted net income, which is a non-GAAP financial measure, increased 114.3% to $155.4 million as compared to $72.5 million in the third quarter of 2019.
•Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, increased 85.7% to $279.9 million as compared to $150.7 million in the third quarter of 2019. Adjusted EBITDA per credit facility, which is a non-GAAP financial measure, increased 86.3% to $279.3 million as compared to $149.9 million in the third quarter of 2019.

•Earnings per diluted share ("EPS") increased 74.8% to $2.29 as compared to $1.31 in the third quarter of 2019. Adjusted EPS, which is a non-GAAP financial measure, increased 126.2% to $2.94 as compared to $1.30 in the third quarter of 2019.
•For the trailing twelve months ended September 30, 2020, leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, was 1.92 times as compared to 3.22 times in the corresponding prior year period.

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

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 2019

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended September 30,
(in millions, except percentages and per share amounts)	2020		2019
Net sales	$1,132.3	100.0%	$821.0	100.0%
Cost of sales	602.1	53.2	460.4	56.1
Gross profit	530.2	46.8	360.6	43.9
Selling and marketing expenses	229.7	20.3	168.6	20.5
General, administrative and other expenses	125.1	11.0	75.3	9.2
Equity income in earnings of unconsolidated affiliates	(4.8)	(0.4)	(3.9)	(0.5)
Operating income	180.2	15.9	120.6	14.7

Other expense, net:
Interest expense, net	20.1	1.8	20.8	2.5
Loss on extinguishment of debt	0.9	0.1	—	—
Other (income) expense, net	(0.5)	—	1.3	0.2
Total other expense, net	20.5	1.8	22.1	2.7

Income from continuing operations before income taxes	159.7	14.1	98.5	12.0
Income tax provision	(40.3)	(3.6)	(26.1)	(3.2)
Income from continuing operations	119.4	10.5	72.4	8.8
Income from discontinued operations, net of tax	2.4	0.2	0.8	0.1
Net income before non-controlling interests	121.8	10.8	73.2	8.9
Less: Net income (loss) attributable to non-controlling interests	0.4	—	(0.1)	—
Net income attributable to Tempur Sealy International, Inc.	$121.4	10.7%	$73.3	8.9%

Earnings per common share:

Basic
Earnings per share for continuing operations	$2.31		$1.33
Earnings per share for discontinued operations	0.04		0.01
Earnings per share	$2.35		$1.34

Diluted
Earnings per share for continuing operations	$2.25		$1.30
Earnings per share for discontinued operations	0.04		0.01
Earnings per share	$2.29		$1.31

Weighted average common shares outstanding:
Basic	51.6		54.6
Diluted	52.9		55.8

NET SALES

	Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$987.2	$710.1	$869.1	$602.2	$118.1	$107.9
Direct	145.1	110.9	107.4	79.8	37.7	31.1
Total net sales	$1,132.3	$821.0	$976.5	$682.0	$155.8	$139.0

Net sales increased 37.9%, and on a constant currency basis increased 37.7%. The change in net sales was driven by the following:

•North America net sales increased $294.5 million, or 43.2%. Net sales in the Wholesale channel increased $266.9 million, or 44.3%, primarily driven by broad-based demand across both existing and new distribution networks. Net sales in the Direct channel increased $27.6 million, or 34.6%, primarily driven by growth from our e-commerce business, offset by slightly decreased performance at our company owned stores which were closed or operating under reduced hours or modified operations for a time during the third quarter as a result of the global pandemic.

•International net sales increased $16.8 million, or 12.1%. On a constant currency basis, International net sales increased 10.1%. Net sales in the Wholesale channel increased 8.2% on a constant currency basis. Net sales in the Direct channel increased 16.7% on a constant currency basis.

GROSS PROFIT

	Three Months Ended September 30,
	2020		2019
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$438.6	44.9%	$286.8	42.1%	2.8%
International	91.6	58.8%	73.8	53.1%	5.7%
Consolidated gross margin	$530.2	46.8%	$360.6	43.9%	2.9%

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

Gross margin improved 290 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 280 basis points. The improvement in gross margin was primarily driven by fixed cost leverage and productivity on higher unit volumes of 200 basis points, brand mix of 90 basis points and lower commodity costs. Additionally, we incurred $0.6 million of operational expansion costs related to the opening of a Sealy manufacturing facility, which partially offset the improvement in gross margin.

•International gross margin improved 570 basis points. The improvement in gross margin was primarily driven by favorable mix of 220 basis points, fixed cost leverage and productivity on higher unit volumes of 170 basis points and lower commodity costs.

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

	Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$101.2	$75.0	$91.5	$65.8	$9.7	$9.2	$—	$—
Other selling and marketing expenses	128.5	93.6	67.6	60.5	30.2	30.2	30.7	2.9
General, administrative and other expenses	125.1	75.3	48.0	40.7	11.7	11.0	65.4	23.6
Total operating expenses	$354.8	$243.9	$207.1	$167.0	$51.6	$50.4	$96.1	$26.5

Operating expenses increased $110.9 million, or 45.5%, and increased 160 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $40.1 million, or 24.0%, and decreased 330 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and variable compensation costs.

•International operating expenses increased $1.2 million, or 2.4%, and decreased 320 basis points as a percentage of net sales. The increase in operating expenses was due to variable compensation costs and increased advertising investments.

•Corporate operating expenses increased $69.6 million, or 262.6%. The increase in operating expenses was primarily driven by $45.2 million of amortization for our long-term aspirational plan stock-based compensation. The amount recognized represents the cumulative catch-up adjustment for the long-term aspirational awards which became probable of vesting during the third quarter of 2020. The awards are subject to a remaining service vesting condition which will lapse in December 2020. Additionally, we expect to reach the maximum payout for our 2020 annual incentive and performance-based stock compensation plans, which increased operating expense in the third quarter of 2020. We will record additional amortization related to these compensation plans and the aspirational plan in the fourth quarter of 2020. For information regarding our aspirational plan refer to Note 9, "Stock-Based Compensation," of the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1, "Financial Statements" of this Report.

Research and development expenses for the three months ended September 30, 2020 were $6.1 million compared to $5.6 million for the three months ended September 30, 2019, a increase of $0.5 million, or 8.9%.

OPERATING INCOME

	Three Months Ended September 30,
	2020		2019
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$231.5	23.7%	$119.8	17.6%	6.1%
International	44.8	28.8%	27.3	19.6%	9.2%
	276.3		147.1
Corporate expenses	(96.1)		(26.5)
Total operating income	$180.2	15.9%	$120.6	14.7%	1.2%

Operating income increased $59.6 million and operating margin improved 120 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $111.7 million and operating margin improved 610 basis points. The improvement in operating margin was primarily driven by improved operating expense leverage of 330 basis points and the improvement in gross margin of 280 basis points.

•International operating income increased $17.5 million and operating margin improved 920 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 570 basis points and improved operating expense leverage of 320 basis points.

•Corporate operating expenses increased $69.6 million, which negatively impacted our consolidated operating margin by 610 basis points. The increase in operating expenses was primarily driven by $45.2 million of amortization for our long-term aspirational plan stock-based compensation. The amount recognized represents the cumulative catch-up adjustment for the long-term aspirational awards which became probable of vesting during the third quarter of 2020. The awards are subject to a remaining service vesting condition which will lapse in December 2020. Additionally, we expect to reach the maximum payout for our 2020 annual incentive and performance-based stock compensation plans, which increased operating expense in the third quarter of 2020. We will record additional amortization related to these compensation plans and the aspirational plan in the fourth quarter of 2020. For information regarding our aspirational plan refer to Note 9, "Stock-Based Compensation," of the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1, "Financial Statements" of this Report.

INTEREST EXPENSE, NET

	Three Months Ended September 30,
(in millions, except percentages)	2020	2019	% Change
Interest expense, net	$20.1	$20.8	(3.4)%

Interest expense, net, decreased $0.7 million, or 3.4%. The decrease in interest expense, net, was primarily driven by reduced average levels of outstanding debt and lower interest rates on our variable rate debt.

INCOME TAX PROVISION

	Three Months Ended September 30,
(in millions, except percentages)	2020	2019	% Change
Income tax provision	$40.3	$26.1	54.4%
Effective tax rate	25.2%	26.5%
Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $14.2 million due to an increase in income before income taxes. Our effective tax rate for the three months ended September 30, 2020 as compared to the same prior year period decreased by 130 basis points. The effective tax rate as compared to the U.S. federal statutory tax rate for the three months ended September 30, 2020 and 2019 included a net favorable impact of discrete items.

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2019

    The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Nine Months Ended September 30,
(in millions, except percentages and per share amounts)	2020		2019
Net sales	$2,619.9	100.0%	$2,234.7	100.0%
Cost of sales	1,466.7	56.0	1,278.9	57.2
Gross profit	1,153.2	44.0	955.8	42.8
Selling and marketing expenses	535.8	20.5	485.4	21.7
General, administrative and other expenses	288.1	11.0	218.7	9.8
Equity income in earnings of unconsolidated affiliates	(9.6)	(0.4)	(10.4)	(0.5)
Operating income	338.9	12.9	262.1	11.7

Other expense, net:
Interest expense, net	61.0	2.3	65.7	2.9
Loss on extinguishment of debt	0.9	—	—	—
Other expense (income), net	0.3	—	(6.5)	(0.3)
Total other expense, net	62.2	2.4	59.2	2.6

Income from continuing operations before income taxes	276.7	10.6	202.9	9.1
Income tax provision	(73.2)	(2.8)	(58.8)	(2.6)
Income from continuing operations	203.5	7.8	144.1	6.4
Income (loss) from discontinued operations, net of tax	1.3	—	(0.8)	—
Net income before non-controlling interests	204.8	7.8	143.3	6.4
Less: Net income attributable to non-controlling interests	0.7	—	—	—
Net income attributable to Tempur Sealy International, Inc.	$204.1	7.8%	$143.3	6.4%

Earnings per common share:

Basic
Earnings per share for continuing operations	$3.89		$2.63
Earnings (loss) per share for discontinued operations	0.02		(0.01)
Earnings per share	$3.91		$2.62

Diluted
Earnings per share for continuing operations	$3.83		$2.57
Earnings (loss) per share for discontinued operations	0.03		(0.01)
Earnings per share	$3.86		$2.56

Weighted average common shares outstanding:
Basic	52.2		54.7
Diluted	52.9		56.0

NET SALES

	Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$2,273.3	$1,958.2	$1,973.3	$1,632.5	$300.0	$325.7
Direct	346.6	276.5	250.9	181.6	95.7	94.9
Total net sales	$2,619.9	$2,234.7	$2,224.2	$1,814.1	$395.7	$420.6

    Net sales increased 17.2%, and on a constant currency basis increased 17.6%. The change in net sales was driven by the following:

•North America net sales increased $410.1 million, or 22.6%. Net sales in the Wholesale channel increased $340.8 million, or 20.9%, primarily driven by broad-based demand across both existing and new distribution. Net sales in the Direct channel increased $69.3 million, or 38.2%, primarily driven by growth from our e-commerce business.

•International net sales decreased $24.9 million, or 5.9%. On a constant currency basis, International net sales decreased 4.6% as a result of the global pandemic. Net sales in the Wholesale channel decreased 6.1% on a constant currency basis. Net sales in the Direct channel increased 0.7% on a constant currency basis.

GROSS PROFIT

	Nine Months Ended September 30,
	2020		2019
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$932.0	41.9%	$731.2	40.3%	1.6%
International	221.2	55.9%	224.6	53.4%	2.5%
Consolidated gross margin	$1,153.2	44.0%	$955.8	42.8%	1.2%

    Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

    Gross margin improved 120 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 160 basis points. The improvement in gross margin was primarily driven by fixed cost leverage and productivity on higher unit volume of 190 basis points, decreased floor model expenses of 70 basis points and lower commodity costs of 70 basis points. These improvements were partially offset by unfavorable product and brand mix of 170 basis points. Additionally, we incurred $4.0 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items and $0.6 million of operational expansion costs related to the opening of a Sealy manufacturing facility, which partially offset the improvement in gross margin.

•International gross margin improved 250 basis points. The improvement in gross margin was primarily driven by favorable mix of 110 basis points, fixed cost leverage and productivity on higher unit volumes of 60 basis points and lower commodity costs. Additionally, we incurred $0.5 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which partially offset the improvement in gross margin.

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

	Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$229.8	$203.0	$204.7	$174.6	$25.1	$28.4	$—	$—
Other selling and marketing expenses	306.0	282.4	182.6	180.6	86.6	93.4	36.8	8.4
General, administrative and other expenses	288.1	218.7	142.4	111.8	38.1	33.3	107.6	73.6
Total operating expenses	$823.9	$704.1	$529.7	$467.0	$149.8	$155.1	$144.4	$82.0

    Operating expenses increased $119.8 million, or 17.0%, and decreased 10 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $62.7 million, or 13.4%, and decreased 190 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and incremental bad debt expense primarily related to the bankruptcy of one department store in the U.S. Additionally, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account and $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the macro-economic environment.

•International operating expenses decreased $5.3 million, or 3.4%, and increased 100 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by lower advertising and other selling and marketing investments, partially offset by increased bad debt expense. Additionally, we incurred $3.8 million of restructuring costs associated with headcount reductions driven by the macro-economic environment and $2.6 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items.

•Corporate operating expenses increased $62.4 million, or 76.1%. The increase in operating expenses was primarily driven by $45.2 million of amortization for our long-term aspirational plan stock-based compensation. The amount recognized represents the cumulative catch-up adjustment for the long-term aspirational awards which became probable of vesting during the third quarter of 2020. The awards are subject to a remaining service vesting condition which will lapse in December 2020. Additionally, we expect to reach the maximum payout for our 2020 annual incentive and performance-based stock compensation plans, which increased operating expense in the third quarter of 2020. We will record additional amortization related to these compensation plans and the aspirational plan in the fourth quarter of 2020. This increase was partially offset by $4.1 million of professional fees recorded in the first half of 2019 related to the acquisition of Sleep Outfitters, which were not repeated in 2020. For information regarding our aspirational plan refer to Note 9, "Stock-Based Compensation," of the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1, "Financial Statements" of this Report.

    Research and development expenses were $17.1 million for the nine months ended September 30, 2020 as compared to $16.8 million for the nine months ended September 30, 2019.

OPERATING INCOME

	Nine Months Ended September 30,
	2020		2019
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$402.3	18.1%	$264.2	14.6%	3.5%
International	81.0	20.5%	79.9	19.0%	1.5%
	483.3		344.1
Corporate expenses	(144.4)		(82.0)
Total operating income	$338.9	12.9%	$262.1	11.7%	1.2%

    Operating income increased $76.8 million and operating margin improved 120 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $138.1 million and operating margin improved 350 basis points. The improvement in operating margin was primarily driven by improved operating expense leverage of 310 basis points and the improvement in gross margin of 160 basis points. These improvements were offset by $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account. Additionally, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the macro-economic environment and incurred $4.1 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items.

•International operating income increased $1.1 million and operating margin improved 150 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 250 basis points and improved operating expense leverage. These improvements were offset by $3.8 million of restructuring costs associated with headcount reductions driven by the macro-economic environment and $3.1 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items.

•Corporate operating expenses increased $62.4 million, which negatively impacted our consolidated operating margin by 240 basis points. The increase in operating expenses was primarily driven by $45.2 million of amortization for our long-term aspirational plan stock-based compensation. The amount recognized represents the cumulative catch-up adjustment for the long-term aspirational awards which became probable of vesting during the third quarter of 2020. The awards are subject to a remaining service vesting condition which will lapse in December 2020. Additionally, we expect to reach the maximum payout for our 2020 annual incentive and performance-based stock compensation plans, which increased operating expense in the third quarter of 2020. We will record additional amortization related to these compensation plans and the aspirational plan in the fourth quarter of 2020. This increase was partially offset by $4.1 million of professional fees recorded in the first half of 2019 related to the acquisition of Sleep Outfitters, which were not repeated in 2020. For information regarding our aspirational plan refer to Note 9, "Stock-Based Compensation," of the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1, "Financial Statements" of this Report.

INTEREST EXPENSE, NET

	Nine Months Ended September 30,
(in millions, except percentages)	2020	2019	% Change
Interest expense, net	$61.0	$65.7	(7.2)%

Interest expense, net, decreased $4.7 million, or 7.2%. The decrease in interest expense, net, was primarily driven by reduced average levels of outstanding debt and lower interest rates on our variable rate debt.

INCOME TAX PROVISION

	Nine Months Ended September 30,
(in millions, except percentages)	2020	2019	% Change
Income tax provision	$73.2	$58.8	24.5%
Effective tax rate	26.5%	29.0%

    Our income tax provision increased $14.4 million due to an increase in income before income taxes. Our effective tax rate for the nine months ended September 30, 2020 as compared to the same prior year period decreased 250 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the nine months ended September 30, 2020 included a net unfavorable impact of discrete items, primarily related to the impact of the likelihood of realization of certain deferred tax assets. The effective tax rate as compared to the U.S. federal statutory rate for the for the nine months ended September 30, 2019 included a net unfavorable impact of discrete items primarily related to the sale of a certain interest in our Asia-Pacific joint venture and the impact of certain stock compensation.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, capital expenditures and working capital needs. As of September 30, 2020, we had net working capital of $121.4 million, including cash and cash equivalents of $229.2 million, as compared to $126.9 million, including cash and cash equivalents of $64.9 million, as of December 31, 2019.

At September 30, 2020, total cash and cash equivalents were $229.2 million, of which $186.3 million was held in the U.S. and $42.9 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2020	2019
Net cash provided by (used in) continuing operations:
Operating activities	$497.9	$201.7
Investing activities	(111.4)	(64.0)
Financing activities	(228.5)	(124.8)

Cash provided by operating activities from continuing operations increased $296.2 million in the nine months ended September 30, 2020 as compared to the same period in 2019. The increase in cash provided by operating activities was driven by strong operational performance in the period.

Cash used in investing activities from continuing operations increased $47.4 million in the nine months ended September 30, 2020 as compared to the same period in 2019. The increase in cash used in investing activities was primarily due to cash used to acquire the Sherwood Bedding business and planned capital expenditures.

Cash used in financing activities from continuing operations increased $103.7 million in the nine months ended September 30, 2020 as compared to the same period in 2019. For the nine months ended September 30, 2020, we had net repayments of $21.0 million on our credit facilities, as compared to net repayments of $76.0 million in 2019. During the nine months ended September 30, 2020 and 2019, respectively, we repurchased $187.5 million and $52.3 million of our common stock under our share repurchase program. In 2020, these repurchases were largely made in the first quarter prior to the impact of COVID-19 on our business. Additionally, we repurchased $12.1 million and $3.2 million of our common stock which was withheld to satisfy tax withholding obligations related to stock compensation during the nine months ended September 30, 2020 and 2019, respectively.

Cash Provided by (Used in) Discontinued Operations

Net cash provided by (used in) operating, investing and financing activities from discontinued operations for the periods ended September 30, 2020 and 2019 was not material.

Capital Expenditures

Capital expenditures totaled $73.6 million and $61.9 million for the nine months ended September 30, 2020 and 2019, respectively. We currently expect our 2020 capital expenditures to be approximately $110 to $115 million, which includes investments in our U.S. enterprise resource planning projects and domestic manufacturing facilities.

Indebtedness

Our total debt decreased to $1,535.3 million as of September 30, 2020 from $1,547.0 million as of December 31, 2019. During the first quarter of 2020, we took initial actions to mitigate the impact of the material slowdown in business activity resulting from COVID-19 and to provide greater financial flexibility. As a result, we entered into a new $200.0 million 364-day term loan (the "364-Day Loan") in the second quarter of 2020. As industry trends improved in the third quarter of 2020, we generated record operating cash flow which allowed us to repay the 364-Day Loan referred to below. Total availability under our revolving senior secured credit facility was $424.9 million as of September 30, 2020, which matures in 2024.

As of September 30, 2020, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, in accordance with our 2019 Credit Agreement was 1.92 times. Our leverage ratio as of September 30, 2020 was the lowest in our history. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of September 30, 2020, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

Our debt agreements contain certain covenants that limit restricted payments, including share repurchases and dividends. The 2019 Credit Agreement, 2023 Senior Notes and 2026 Senior Notes contain similar limitations which, subject to other conditions, allow unlimited restricted payments at times when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, remains below 3.5 times. In addition, these agreements permit limited restricted payments under certain conditions when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility is above 3.5 times. The limit on restricted payments under the 2019 Credit Agreement, 2023 Senior Notes and 2026 Senior Notes is in part determined by a basket that grows at 50% of adjusted net income each quarter, reduced by restricted payments that are not otherwise permitted.

On May 13, 2020, we entered into an amendment to the existing 2019 Credit Agreement, which provided for the $200.0 million 364-Day Loan. We used the proceeds of the 364-Day Loan to repay borrowings under the existing $425.0 million revolving credit facility and to pay fees and expenses in connection with the amendment. On September 14, 2020, we repaid the 364-Day Loan. Repayment of the 364-Day Loan lifted certain restrictions on dividends, share repurchases and our ability to make certain investments.

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

Nine Months Ended
September 30, 2020
Obligor Group
(in millions)
Net sales to unrelated parties	$2,089.1
Net sales to non-obligor subsidiaries	$43.8
Gross profit	$908.8
Income from continuing operations	$147.1
Net income attributable to Tempur Sealy International, Inc.	$146.4

	Obligor Group	Obligor Group
	September 30, 2020	December 31, 2019
(in millions)
ASSETS

Receivables due from non-obligor subsidiaries	$17.4	$9.6
Other current assets	528.2	314.6
Total current assets	545.6	324.2
Loan receivable from non-obligor subsidiaries	250.0	310.1
Goodwill and other intangible assets, net	1,096.0	1,075.5
Other non-current assets	738.7	624.6
Total non-current assets	2,084.7	2,010.2

LIABILITIES

Payables due to non-obligor subsidiaries	18.4	11.4
Other current liabilities	650.7	490.5
Total current liabilities	669.1	501.9
Loan payable to non-obligor subsidiaries	23.8	8.3
Other non-current liabilities	1,892.6	1,832.8
Total non-current liabilities	$1,916.4	$1,841.1

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock for a total repurchase price of not more than $800.0 million. During the nine months ended September 30, 2020, we repurchased 2.6 million shares for approximately $187.5 million. As of September 30, 2020, we had approximately $131.3 million remaining under our existing share repurchase authorization. In October 2020, the Board of Directors authorized an additional increase, of $168.7 million, to the existing share repurchase authorization of Tempur Sealy International's common stock to $300.0 million. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deems appropriate. These repurchases may be funded by operating cash flows and/or borrowings under our debt arrangements. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing and regulatory requirements and other market conditions. The program is subject to certain limitations under our debt agreements. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Repurchases may be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under federal securities laws.

In connection with the 364-Day Loan, we agreed to certain limitations on our ability to repurchase shares and make investments while the 364-Day Loan was outstanding. These limitations were lifted upon repayment of the 364-Day Loan in the third quarter of 2020. In the near term, subject to market conditions, we expect to repurchase at least 3% of shares outstanding per year. We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," in the 2019 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

Future Liquidity Sources and Uses

As of September 30, 2020, we had $737.7 million of liquidity, including $229.2 million of cash on hand and $424.9 million available under our revolving senior secured credit facility. We also had availability of $83.6 million under our securitization facility. In addition, we expect to generate additional cash flow from operations in the fourth quarter of 2020. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures and debt service obligations.

Operating cash flow and liquidity exceeded our expectations in 2020. As a result, we have developed a new capital allocation plan to drive shareholder value over time. Our plan is focused on the following:

•Invest approximately $70 million annually for capital expenditures to invest in our people, products and processes.
•Initiate a quarterly cash dividend beginning in early 2021, subject to approval by the Board of Directors, targeting an annual distribution to our stockholders of approximately 15% of net income.
•Resume our share repurchase program and target to repurchase at least 3% of shares outstanding per year in the near-term, depending on market conditions.
•Evaluate acquisition opportunities with a focus on strategic acquisitions similar to those we have completed over the past few years.
•Execute a four-for-one stock split, which will be effected through a stock dividend in the fourth quarter of 2020, to make our common stock more accessible and improve trading liquidity.

As of September 30, 2020, we had $1,535.3 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $1,335.3 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, was 1.92 times for the trailing twelve months ended September 30, 2020, the lowest in our history. Our target range for our ratio of consolidated indebtedness less netted cash, which is a non-GAAP financial measure, is 2.0 to 3.0 times. Total cash interest payments related to our borrowings are expected to be approximately $75 to $80 million in 2020.

On October 8, 2020, we announced our election to conditionally redeem $200.0 million of our $450.0 million of our issued and outstanding 2023 Senior Notes on November 9, 2020 (the "Redemption Date"). The 2023 Senior Notes selected for redemption will be redeemed at 101.406% of their principal amount, plus the accrued and unpaid interest. The redemption is conditioned on the determination by our Chief Financial Officer, in his sole discretion, as of the second business day before the Redemption Date, that the redemption continues to be reasonably prudent and consistent with our objectives concerning liquidity, financing needs and funding costs.

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

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (expense), adjusted operating margin, EBITDA, adjusted EBITDA per credit facility, consolidated indebtedness and consolidated indebtedness less netted cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income, earnings per share, gross profit, gross margin, operating income (expense), operating margin or an alternative to total debt as a measure of liquidity. We believe these non-GAAP financial measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income, gross profit, gross margin, operating income (expense) and operating margin. The adjustments we make to derive the non-GAAP financial measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP financial measure, but which we do not consider to be the fundamental attributes or primary drivers of our business.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended September 30, 2020 and 2019:

	Three Months Ended
(in millions, except per share amounts)	September 30, 2020	September 30, 2019
Net income	$121.4	$73.3
Income from discontinued operations, net of tax (1)	(2.4)	(0.8)
Aspirational plan amortization (2)	45.2	—
Loss on extinguishment of debt (3)	0.9	—
Accounting standard adoption (4)	0.8	—
Facility expansion costs (5)	0.6	—
Restructuring costs (6)	0.4	—
Tax adjustments (7)	(11.5)	—
Adjusted net income	$155.4	$72.5

Adjusted earnings per share, diluted	$2.94	$1.30

Diluted shares outstanding	52.9	55.8

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the third quarter of 2020, we recognized $45.2 million of performance-based stock compensation amortization related to our long-term aspirational awards. The amount recognized represents the cumulative catch-up adjustment for the long-term aspirational awards that became probable of vesting during the third quarter of 2020. The awards are subject to a remaining service vesting condition which will lapse in December 2020.

(3)	In the third quarter of 2020, loss on extinguishment of debt represents costs associated with the early repayment of the 364-Day Loan.
(4)
In the third quarter of 2020, we recorded $0.8 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.

(5)	In the third quarter of 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(6)	We incurred $0.4 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment, in the third quarter of 2020.
(7)	Adjusted income tax provision represents the tax effects associated with the aforementioned items and other discrete income tax events.

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

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended September 30, 2020.

	Three Months Ended September 30, 2020
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,132.3		$976.5		$155.8		$—

Gross profit	$530.2	46.8%	$438.6	44.9%	$91.6	58.8%	$—
Adjustments:
Facility expansion costs (1)	0.6		0.6		—		—
Adjusted gross profit	$530.8	46.9%	$439.2	45.0%	$91.6	58.8%	$—

Operating income (expense)	$180.2	15.9%	$231.5	23.7%	$44.8	28.8%	$(96.1)
Adjustments:
Aspirational plan amortization (2)	45.2		—		—		45.2
Accounting standard adoption (3)	0.8		0.8		—		—
Facility expansion costs (1)	0.6		0.6		—		—
Restructuring costs (4)	0.4		—		0.4		—
Total adjustments	47.0		1.4		0.4		45.2

Adjusted operating income (expense)	$227.2	20.1%	$232.9	23.9%	$45.2	29.0%	$(50.9)

The following table sets forth our reported gross profit and operating income (expense) for the three months ended September 30, 2019. We had no adjustments to gross profit and operating income (expense) for the three months ended September 30, 2019.

	Three Months Ended September 30, 2019
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$821.0		$682.0		$139.0		$—

Gross profit	$360.6	43.9%	$286.8	42.1%	$73.8	53.1%	$—

Operating income (expense)	$120.6	14.7%	$119.8	17.6%	$27.3	19.6%	$(26.5)

(1)	In the third quarter of 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(2)
In the third quarter of 2020, we recognized $45.2 million of performance-based stock compensation amortization related to our long-term aspirational awards. The amount recognized represents the cumulative catch-up adjustment for the long-term aspirational awards that became probable of vesting during the third quarter of 2020. The awards are subject to a remaining service vesting condition which will lapse in December 2020.

(3)
In the third quarter of 2020, we recorded $0.8 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.

(4)	We incurred $0.4 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment, in the third quarter of 2020.

EBITDA, Adjusted EBITDA per Credit Facility and Consolidated Indebtedness less Netted Cash

The following reconciliations are provided below:

•Net income to EBITDA and adjusted EBITDA per credit facility
•Ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility
•Total debt, net to consolidated indebtedness less netted cash

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA per credit facility for the three months ended September 30, 2020 and 2019:

	Three Months Ended
(in millions)	September 30, 2020	September 30, 2019
Net income	$121.4	$73.3
Interest expense, net	20.1	20.8
Loss on extinguishment of debt (1)	0.9	—
Income taxes	40.3	26.1
Depreciation and amortization	52.0	30.5
Aspirational plan amortization (2)	45.2	—
EBITDA	$279.9	$150.7
Adjustments:
Income from discontinued operations, net of tax (3)	(2.4)	(0.8)
Accounting standard adoption (4)	0.8	—
Facility expansion costs (5)	0.6	—
Restructuring costs (6)	0.4	—
Adjusted EBITDA per credit facility	$279.3	$149.9

(1)	In the third quarter of 2020, loss on extinguishment of debt represents costs associated with the early repayment of the 364-Day Loan.
(2)
In the third quarter of 2020, we recognized $45.2 million of performance-based stock compensation amortization related to our long-term aspirational awards. The amount recognized represents the cumulative catch-up adjustment for the long-term aspirational awards that became probable of vesting during the third quarter of 2020. The awards are subject to a remaining service vesting condition which will lapse in December 2020.

(3)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(4)
In the third quarter of 2020, we recorded $0.8 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.

(5)	In the third quarter of 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(6)	We incurred $0.4 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment, in the third quarter of 2020.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA per credit facility for the trailing twelve months ended September 30, 2020:

Trailing Twelve Months Ended
(in millions)	September 30, 2020
Net income	$250.3
Interest expense, net	81.0
Loss on extinguishment of debt (1)	0.9
Income tax provision	89.1
Depreciation and amortization	145.5
Aspirational plan amortization (2)	45.2
EBITDA	$612.0
Adjustments:
Income from discontinued operations, net of tax (3)	(0.7)
Customer-related charges (4)	41.5
Charitable stock donation and other (5)	9.6
COVID-19 charges (6)	7.9
Incremental operating costs (7)	7.2
Asset impairments (8)	7.0
Restructuring costs (9)	3.8
Accounting standard adoption (10)	3.6
Earnings from Sherwood prior to acquisition (11)	1.7
Facility expansion costs (12)	0.6
Adjusted EBITDA per credit facility	$694.2

Consolidated indebtedness less netted cash	$1,335.3

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility	1.92 times

(1)	In the third quarter of 2020, loss on extinguishment of debt represents costs associated with the early repayment of the 364-Day Loan.
(2)
In the third quarter of 2020, we recognized $45.2 million of performance-based stock compensation amortization related to our long-term aspirational awards. The amount recognized represents the cumulative catch-up adjustment for the long-term aspirational awards that became probable of vesting during the third quarter of 2020. The awards are subject to a remaining service vesting condition through December 2020.

(3)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(4)	In the first quarter of 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account. In the fourth quarter of 2019, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL Holding, LLC ("Mattress PAL") and resulting significant liquidity issues of Mattress PAL's affiliates to fully reserve trade receivables and other assets associated with this account.
(5)	In 2019, we recorded a $9.6 million charge for charitable stock donation and other costs. These costs included an $8.9 million charge related to the donation of common stock at fair market value to certain public charities and $0.7 million of professional fees in connection with the amendment of the 2019 Credit Agreement.
(6)
In the second quarter of 2020, adjusted EBITDA per credit facility excluded $7.9 million of COVID-19 charges associated with temporarily closed company-owned retail stores and sales force retention costs.

(7)
In the second quarter of 2020, we recorded $4.9 million of incremental operating costs associated with the global pandemic. In the first quarter of 2020, we recorded $2.3 million of charges related to the global pandemic.

(8)	In the second quarter of 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the macro-economic environment.
(9)
We incurred $0.4 million and $3.4 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment, in the third and second quarter of 2020, respectively.

(10)
In the third quarter of 2020, we recorded $0.8 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". In the first half of 2020, we recorded $2.8 million of charges related to the adoption. As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.

(11)	We completed the acquisition of Sherwood Bedding on January 31, 2020 and designated this subsidiary as restricted under the 2019 Credit Agreement. For covenant compliance purposes, we included $1.7 million of EBITDA from this subsidiary for the four months prior to acquisition in our calculation of adjusted EBITDA per credit facility for the trailing twelve months ended September 30, 2020.
(12)	In the third quarter of 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.

Under the 2019 Credit Agreement, the definition of adjusted EBITDA (which we refer to as "adjusted EBITDA per credit facility") contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the trailing twelve months ended September 30, 2020, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility is 1.92 times for the trailing twelve months ended September 30, 2020. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of September 30, 2020. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	September 30, 2020
Total debt, net	$1,530.0
Plus: Deferred financing costs (1)	5.3
Consolidated indebtedness	1,535.3
Less: Netted cash (2)	200.0
Consolidated indebtedness less netted cash	$1,335.3

(1)	We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Condensed Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we have added these costs back to total debt, net as calculated per the Condensed Consolidated Balance Sheets.
(2)	Netted cash includes cash and cash equivalents for domestic and foreign subsidiaries designated as restricted subsidiaries in the 2019 Credit Agreement. For purposes of determining netted cash for financial covenant purposes under the 2019 Credit Agreement, the aggregate amount of netted cash is not permitted to exceed $200.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposures

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes positively impacted our adjusted EBITDA per credit facility, which is a non-GAAP financial measure, by 0.1% in the three months ended September 30, 2020 and negatively impacted our adjusted EBITDA per credit facility, which is a non-GAAP financial measure, by 0.1% in the nine months ended September 30, 2020.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at September 30, 2020, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $1.6 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

As of September 30, 2020, we had variable-rate debt of approximately $412.2 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $4.1 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2020, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Although we recently announced our intention to initiate a quarterly cash dividend beginning in 2021, there can be no assurance as to the declaration or amount of future dividends.

We recently announced our intention to begin paying a quarterly cash dividend beginning in 2021. Any decision to declare and pay dividends, and the amount of any such dividends, will be dependent on a variety of factors, including compliance with Section 170 of the Delaware General Corporation Law; changes to our capital allocation policies; our results of operation, liquidity and cash flows; contractual restrictions in our debt agreements; economic conditions, including the impact of COVID-19 on our business and financial condition; and other factors the Board of Directors may deem relevant. There can be no assurance that we will declare dividends in any particular amounts or at all, and changes in our dividend policy could adversely affect the market price for our stock.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2020:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1, 2020 - July 31, 2020	—	(1)	$—	—	$131.3
August 1, 2020 - August 31, 2020	—	(1)	$—	—	$131.3
September 1, 2020 - September 30, 2020	1,919	(1)	$82.69	—	$131.3
Total	1,919			—

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

3.1
Certificate of Elimination of Second Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Tempur Sealy International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on September 14, 2020)

4.1
Third Supplemental Indenture, dated as of October 14, 2020, by and among Tempur Sealy International, Inc., the guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee re 5.625% Senior Notes due 2023

4.2
Third Supplemental Indenture, dated as of October 14, 2020, by and among Tempur Sealy International, Inc., the guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee re 5.500% Senior Notes due 2026

10.1	2020 Non-Employee Director Compensation Plan.(1)
22	List of Subsidiary Guarantors
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

(1)	Indicates management contract or compensatory plan or arrangement.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: November 5, 2020	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer