Form 10-K
period 2020-12-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2021-02-19
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Large Accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes ☒ No
The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2020, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was approximately $3,724,966,404.
The number of shares outstanding of the registrant’s common stock as of February 15, 2021 was 205,345,003 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the "Report"), including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which includes information concerning one or more of our plans; objectives; goals; strategies and other information that is not historical information. Many of these statements appear, in particular, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, ITEM 7 of this Report. When used in this Report, the words "assumes," "estimates," "expects," "guidance," "anticipates," "might," "projects," "predicts," "plans," "proposed," "targets," "intends," "believes," “will,” "may," "could," and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and beliefs and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.
Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events, natural disasters or pandemics; risks associated with the duration, scope and severity of COVID-19 and its effects on our business and operations, including the disruption or delay of production and delivery of materials and products in our supply chain; the impact of travel bans, work-from-home policies, or shelter-in-place orders; a temporary or prolonged shutdown of manufacturing facilities or retail stores and decreased retail traffic; the effects of strategic investments on our operations, including our efforts to expand our global market share; the ability to develop and successfully launch new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches, and the related expenses and life cycles of such products; the ability to continuously improve and expand our product line; the effects of consolidation of retailers on revenues and costs; competition in our industry; consumer acceptance of our products; general economic, financial and industry conditions, particularly conditions relating to liquidity, the financial performance and related credit issues present in the retail sector; financial distress among our business partners, customers and competitors, and financial solvency and related problems experienced by other market participants, any of which may be amplified by the effects of COVID-19; our reliance on information technology and the associated risks involving potential security lapses and/or cyber-based attacks; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; market disruptions related to COVID-19 which may frustrate our ability to access financing on acceptable terms or at all; our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; changing commodity costs; disruptions in the supply of raw materials, or loss of suppliers; expectations regarding our target leverage and our share repurchase program; our ability to protect our intellectual property; and disruptions to the implementation of our strategic priorities and business plan caused by changes in our executive management team.
Other potential risk factors include the risk factors discussed under the heading "Risk Factors" under Part I, ITEM 1A of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.
All forward-looking statements attributable to us apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise.
When used in this Report, except as specifically noted otherwise, the term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the terms "Tempur Sealy," "Company," "we," "our," "ours" and "us" refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. In addition, when used in this Report, "2019 Credit Agreement" refers to the Company's senior credit facility entered into in 2019; "2016 Credit Agreement" refers to the Company's prior senior credit facility entered into in 2016; "2012 Credit Agreement" refers to the Company's prior senior credit facility entered into in 2012; "2023 Senior Notes" refers to the 5.625% senior notes due 2023 issued in 2015; "2026 Senior Notes" refers to the 5.50% senior notes due 2026 issued in 2016; and "2020 Senior Notes" refers to the 6.875% senior notes due 2020 retired in 2016.

PART I

ITEM 1. BUSINESS

General

We are committed to improving the sleep of more people, every night, all around the world. As a global leader in the design, manufacture and distribution of bedding products, we know how crucial a good night of sleep is to overall health and wellness. Utilizing over a century of knowledge and industry-leading innovation, we deliver award-winning products that provide breakthrough sleep solutions to consumers in over 100 countries.

Tempur Sealy has strong brands across a portfolio of bedding products serving a wide range of price points. Our highly recognized brands include Tempur-Pedic®, Sealy® featuring Posturepedic® Technology and Stearns & Foster® and our non-branded offerings include private label and original equipment manufacturer ("OEM") products. Our distinct brands allow for complementary merchandising strategies.

Our powerful distribution model operates through an omni-channel strategy. Our products are sold across wholesale and direct channels through brick and mortar retail stores and e-commerce platforms. We have a global manufacturing footprint with approximately 9,000 employees around the world. Tempur Sealy has a strong competitive presence in the bedding marketplace with a leadership position that comes from product and service quality, culture, strategy and people, backed with financial strength and a disciplined approach to returning value to shareholders.

Our long-term strategy is to drive earnings growth with high return on invested capital and strong free cash flow, which is a non-GAAP financial measure. In order to achieve our long-term strategy while managing the current economic and competitive environments, we focus on developing the most innovative bedding products in all the markets we serve, making significant investments in our iconic global brands and optimizing our worldwide omni-channel distribution. We also intend to generate earnings growth through ongoing investments in research and development and productivity initiatives, which will improve our profitability and create long-term stockholder value.

We operate in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. In the fourth quarter of 2020, we realigned our business segment reporting to include Mexico within the North America segment, which was previously included in the International segment. The change in segment reporting aligned with changes in how our global operations are managed. Our North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. Our International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico).

On January 31, 2020, we acquired an 80% ownership interest in a newly formed limited liability company containing substantially all of the assets of the Sherwood Bedding business. Sherwood Bedding is a major manufacturer in the U.S. private label and OEM bedding market, and this acquisition of a majority interest marks our entrance into the private label category.

Our principal executive office is located at 1000 Tempur Way, Lexington, Kentucky 40511 and our telephone number is (800) 878-8889. Tempur Sealy International, Inc. was incorporated under the laws of the State of Delaware in September 2002. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission ("SEC") pursuant to Sections 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at www.tempursealy.com as soon as reasonably practicable after such reports are electronically filed with the SEC. Our website and its contents are not deemed incorporated by reference into this Report.

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

In order to achieve our goal to improve the sleep of more people, every night, all around the world, one of our strategic initiatives is to leverage and strengthen our comprehensive portfolio of iconic brands and products. Our portfolio of product brands includes many highly recognized brands, including Tempur®, Tempur-Pedic®, Sealy® featuring Posturepedic® Technology, Stearns & Foster® and Comfort Revolution®, which are described below:

•Tempur-Pedic® - Founded in 1991, the Tempur brand is our specialty innovation category leader designed to provide life changing sleep for our wellness-seeking consumers. Our proprietary Tempur material precisely adapts to the shape, weight and temperature of the consumer and creates fewer pressure points, reduces motion transfer and provides personalized comfort and support. Tempur-Pedic was awarded #1 in Customer Satisfaction for the retail mattress segment in the J.D. Power 2020 Mattress Satisfaction Report. In addition to earning the highest score for overall customer satisfaction, Tempur-Pedic was ranked highest for support, durability, comfort, value, warranty and contact with customer service.

•Stearns & Foster® - The Stearns & Foster brand offers our consumers high quality mattresses built by certified craftsmen who have been specially trained. Founded in 1846, the brand is designed and built with precise engineering and relentless attention to detail and fuses new innovative technologies with time-honored techniques, creating supremely comfortable beds.

•Sealy® featuring Posturepedic® Technology - The Sealy brand originated in 1881 in Sealy, Texas, and for over a century has focused on offering trusted comfort, durability and excellent value while maintaining contemporary styles and great support. The Sealy Posturepedic™ brand, introduced in 1950, was engineered to provide all-over support and body alignment to allow full relaxation and deliver a comfortable night's sleep. In 2017, we united all of our Sealy products under one masterbrand, which features the Posturepedic Technology™ in the Sealy Performance™, Sealy Posturepedic Plus and Sealy Premium™ collections.

•Cocoon by SealyTM - The Cocoon by Sealy brand, introduced in 2016, is our offering in the below $1,000 e-commerce space, made with the high quality materials that consumers expect from Sealy, sold online at www.cocoonbysealy.com and delivered in a box directly to consumers' doorsteps.

•Comfort Revolution® - Comfort Revolution originated in 1986 in West Long Beach, New Jersey. The brand develops, produces, markets and distributes bedding products.

•Non-Branded - Our non-branded product offerings include private label and OEM products, including mattresses, pillows and other bedding products and components at a wide range of price points. The addition of non-branded offerings expands our capabilities to service third-party retailers to capture manufacturing profits from bedding brands outside our own.

Our portfolio of retail brands includes Tempur-Pedic® retail stores, Sleep Outfitters®, Sleep Solutions OutletTM, SOVA and a variety of other retail brands internationally, which operate in various countries. The retail brands named above are described below:

•Tempur-Pedic® retail stores - Tempur-Pedic® retail stores are designed for the approximately one in five of U.S. consumers, based on our research, that prefer to purchase directly from the manufacturer, and for those seeking a more personalized and educational sales experience. These retail boutiques are strategically located in high traffic, premium retail centers with customer demographics that closely align to the Tempur-Pedic customer profile.

•Sleep Outfitters® - Sleep Outfitters is a regional bedding retailer with locations across five states in the U.S. Sleep Outfitters is a specialty mattress retailer that serves consumers across a wide range of price points with its extensive selection of Tempur-Pedic®, Sealy® and Stearns & Foster® products.

•Sleep Solutions OutletTM - Sleep Solutions Outlet stores serve as a channel of high-quality comfort returns, as well as discontinued or factory close-out mattresses and bases. There are a limited number of stores across the U.S. that sell these products, which reduces our disposal costs, and helps reduce the volume of products disposed of via landfill, thereby favorably impacting the environment.

•SOVA - SOVA is a highly respected and well established premium bedding chain in Sweden. Our stores are connected to the urban areas of Stockholm, Gothenburg and Malmö. The assortment primarily focuses on premium to ultra premium brands and well trained sales staff targeting to sell quality beds with a very high average selling price.

In 2021, we are planning to launch a complete refresh of our North American Sealy portfolio. The updated Sealy portfolio features new models in our Posturepedic PlusTM, Posturepedic® and Essentials product lines. These models offer superior support and feature Sealy ChillTM and Surface-Guard TechnologyTM, making this product the ideal choice for the consumer searching for high quality sleep.

In 2020, we completed the national launch of the innovative Tempur-Ergo® Smart Base Collection with Sleeptracker® technology. The smart base collection is our solution for those that want to improve their sleep through technology. The Tempur-Ergo Smart Base with Sleeptracker® technology is a completely integrated sleep system that features sense and respond technology, personalized sleep analytics and coaching, smart home connectivity and voice control.

Omni-Channel Distribution

Our primary selling channels are Wholesale and Direct. These channels align to the operating margin characteristics of our business and our marketplace.

One of Tempur Sealy's long-term initiatives is to be wherever the consumer wants to shop, and our wholesale business strategy brings this key business initiative to life by growing our share with existing customers, gaining new business and expanding into new channels of distribution. In 2019, we announced three new or expanded third-party retail relationships in the U.S. and Europe. This resulted in the largest expansion of stores in our history. In 2020, we successfully completed product rollout to our expanded distribution relationships, realizing robust wholesale channel growth as a result. We also invested in our direct business, generating triple-digit growth in North American web sales while supporting our company-owned stores and third-party retailers throughout difficulties resulting from the global COVID-19 pandemic.

We are continuing to expand our Direct channel to strengthen our distribution footprint and provide alternatives to allow the customer to shop on their preferred terms - whether online or in-store. Our Direct channel includes company-owned stores, online and call centers and represented 13.4% of net sales in 2020. The Direct channel growth rate has surpassed the Wholesale growth rate over the last few years, and we anticipate the Direct channel to continue to grow as a percentage of net sales in future years. Our expanded direct channel distribution complements our wholesale business, and we believe this balanced approach enhances the overall sales potential and profitability of Tempur Sealy.

For consumers that prefer to purchase directly from the manufacturer and for those seeking a more personalized and educational sales experience, we appeal to this consumer through our Tempur-Pedic retail stores. As of December 31, 2020, we had 76 stores throughout the U.S. that provide a low-pressure environment to explore the comprehensive line up of our Tempur-Pedic products. Each showroom features knowledgeable, non-commissioned Brand Ambassadors who educate potential customers on Tempur-Pedic products in a relaxed, comfortable environment. Going forward, our strategy for opening additional locations of Tempur-Pedic retail stores will remain consistent with our previous expansion approach.

In addition to our high-end Tempur-Pedic retail stores, we operate Sleep Outfitters, a regional bedding retailer that had 99 stores across Kentucky, Tennessee, Ohio, West Virginia and Alabama in 2020. Sleep Outfitters is a specialty mattress retailer that serves consumers across all price points with its extensive selection of Tempur-Pedic®, Sealy® and Stearns & Foster® products.

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

Marketing

Our overall marketing strategy is to drive consumer demand through the use of effective marketing. We invest across multiple media platforms to build brand awareness and drive consumer interest in our products. The majority of our advertising programs are created on a centralized basis through our in-house marketing team. We plan to drive net sales through continued investments in new products, marketing and other initiatives.

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

Raw materials for Sealy, Sherwood and Comfort Revolution products consist mainly of polyethylene foam, textiles and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we source the majority of our requirements for polyurethane foam components and spring components for our Sealy and Stearns & Foster mattress units and adjustable bed bases from a key supplier for each component. We also purchase a significant portion of our Sealy foundation parts from third party sources. All critical components are purchased under supply agreements. We do not consider ourselves to be dependent in the long term upon any single outside vendor as a source of supply to our bedding business, and we believe over time that sufficient alternate sources of supply for the same, similar or alternate components are available. Beginning in the second quarter of 2020, one key supplier's inability to supply components in the amount we required, as well as industry supply constraints generally, limited our production levels. Additionally, the U.S. government has mandated that domestic suppliers of certain materials used in the production of bedding products redirect such materials towards the production of personal protective equipment. This has constrained production for certain products and has increased our production costs in the near term.

Research and Development

We have four research and development centers, three in the U.S. and one in Denmark, that conduct technology and product development. Additionally, we have a product testing facility that conducts hundreds of consumer tests annually. We believe our consumer-research driven approach to innovation results in best-in-class products that benefit the consumer.

Industry and Competition

We compete in the global bedding industry. The bedding industry is comprised of mattresses and foundations, pillows and accessories. The mattress category is comprised of traditional innerspring mattresses and non-innerspring mattresses, which includes visco-elastic and foam mattresses, innerspring/foam hybrid mattresses, airbeds and latex mattresses. The foundation category is comprised of traditional foundations and adjustable foundations. Additionally, the pillow market is comprised of traditional foam and feather pillows, as well as pillows made of visco-elastic, latex, foam, sponge, rubber and down. The primary distribution channels for bedding products are retail furniture and bedding stores, department stores, wholesale clubs and online.

We encounter competition from a number of bedding manufacturers in both the highly concentrated domestic and highly fragmented international markets. Participants in each of these markets compete primarily on price, quality, brand name recognition, product availability and product performance. Mattress and pillow manufacturers and retailers are seeking to increase their channels of distribution and are looking for new ways to reach the consumer, including the recent expansion in the number of U.S. and international companies pursuing online direct-to-consumer models for mattresses. In addition, retailers in both the U.S. and internationally are increasingly seeking to integrate vertically in the furniture and bedding industries, including by offering their own brands of mattresses and pillows.

The international market is served by a large number of manufacturers, primarily operating on a regional and local basis. These manufacturers offer a broad range of mattress and pillow products. Entry-level bedding imports from Asia began to significantly increase during 2018 and are competing against certain of our products in the U.S. market. In September 2018 and again in December 2019, petitions were filed with the U.S. International Trade Commission and the U.S. Department of Commerce, alleging that many of these imports were being dumped into the U.S. market at prices less than fair value. The U.S. Department of Commerce issued an anti-dumping duty order regarding the 2018 petition on December 16, 2019 and the U.S. International Trade Commission affirmed a range of tariffs on these imports from 57% to 1,731%. Regarding the 2019 petition, the U.S. International Trade Commission reached an affirmative preliminary determination in May 2020 that there was a reasonable indication that imports of mattresses from some of the countries at issue negatively impact, or threaten to negatively impact, the domestic mattress industry. The U.S. Department of Commerce reached an affirmative preliminary determination in October 2020 regarding the 2019 petition. The U.S. Department of Commerce and the U.S. International Trade Commission are scheduled to announce final determinations on the 2019 petition in 2021.

Intellectual Property

Patents, Trademarks and Licensing

We hold U.S. and foreign patents and patent applications regarding certain elements of the design and function of many of our mattress and pillow products.

As of December 31, 2020, we held trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. Tempur® and Tempur-Pedic® are trademarks registered with the U.S. Patent and Trademark Office. In addition, we have U.S. applications pending for additional trademarks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the trademark remains in use. We also own numerous trademarks, trade names, service marks, logos and design marks, including Sealy®, Stearns & Foster® and Sealy Posturepedic®. In addition, we license the Bassett® trade name in various territories under a long-term agreement.

We derive income from royalties by licensing Sealy® and Tempur brands®, technology and trademarks to other manufacturers. Under the license arrangements, licensees have the right to use certain trademarks and current proprietary and/or patented technology. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. For the year ended December 31, 2020, our licensing activities as a whole generated net royalties of approximately $21.9 million.

Governmental Regulation

Our operations are subject to international, federal, state, and local consumer protection and other regulations, primarily relating to the mattress and pillow industry. These regulations vary among the states, countries, and localities in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission ("CPSC") has adopted rules relating to fire retardancy standards for the mattress industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these standards may require modifications to our products to comply with such changes. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products and the conduct of our operations and facilities. We have made and will continue to make expenditures necessary to comply with these requirements. Currently these expenditures are immaterial to our financial results. For a discussion of the risks associated with our compliance programs in connection with these regulations, please refer to "Risk Factors" under Part I, Item 1A of this Report.

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

In connection with sales of our products, we often collect and process personal data from our customers. As such, we are subject to certain regulations relating to information technology security and personal data protection and privacy. For example, in 2018, the European Union adopted the General Data Protection Regulation ("GDPR"), which took effect in May 2018. The GDPR imposed a new and expanded set of ongoing compliance requirements on companies, including us, that process personal data from citizens living in the European Union ("EU"). In addition, there are country-specific data privacy laws in Europe which tend to follow the principles laid out in the GDPR, but in some cases, impose additional requirements on data controllers. In addition, several U.S. states have recently introduced legislation that mirror some of the protections provided by the GDPR. California’s Consumer Privacy Act ("CCPA") came into effect on January 1, 2020 and granted consumers in California certain rights related to the access to, deletion of, and sharing of their personal information that is collected by businesses, including us. We have implemented a global compliance system and have put reasonable measures in place to facilitate adherence to the continuing compliance requirements of data privacy laws such as the GDPR and CCPA.

Environmental, Social and Corporate Governance (“ESG”)

We recognize that as a corporate citizen we have a responsibility to protect our communities and environment. Our executive leadership and board members believe that our success as an organization must be inclusive of our impact on our communities and environment.

We delivered significant progress on our environmental initiatives in 2020. We transitioned to sourcing renewable energy from wind farms to fully power our wholly-owned U.S. and European manufacturing operations and began the installation of solar panels to partially power our largest manufacturing operations. In 2020, we also improved the percent of waste recycled from our North American wholly-owned manufacturing operations to 91.0% and achieved a 28.0% reduction in greenhouse gas emissions per unit produced at our wholly-owned manufacturing and logistics operations.

Our progress in 2020 represents a significant step towards achieving our new, long-term sustainability goal. We expect to achieve carbon neutrality by fully reducing or offsetting our greenhouse gas emissions from our wholly-owned manufacturing, logistics and retail operations by 2040. This will reduce both Scope 1 emissions (direct emissions from sources we own or control) and Scope 2 emissions (emissions attributable to the electricity we consume). We plan to achieve this long-term goal through absolute emission reductions from the continued use of renewable energy and operational efficiency improvements, as well as the funding of carbon offsets.

In addition, we intend to extend our sustainability efforts to our global supply chain by encouraging our suppliers to establish their own sustainability goals. Through this initiative, we aim to increase sustainability awareness and initiatives within our supplier base with the goal of reducing our Scope 3 emissions (emissions from sources we do not directly own or control) and reducing the environmental footprint of our supply chain.

In 2020, we also delivered on our social and corporate governance initiatives. We established a qualitative ESG performance metric in executive leadership's compensation beginning in 2021. We also increased the wages of U.S. salaried employees and created new jobs in an uncertain economy, increasing our global employee headcount by 21%.

Amid the global pandemic, keeping our employees and consumers safe and healthy was and continues to be our top priority. In addition to many employee safety initiatives, we also developed and launched our Clean Shop PromiseTM protocol which focused on providing customers a comfortable and hygienic experience as they returned to shopping in stores. These industry-leading cleanliness guidelines were implemented at all of our own stores and offered to retailers.

Throughout the year, we also utilized our extensive operations and expertise to manufacture medical grade mattresses and other products for use by medical facilities and professionals on the frontline of the global COVID-19 pandemic. We actively engaged with numerous government and healthcare organizations to assess product need and timing, donating a significant amount of product to COVID-19 workers, healthcare facilities, field hospitals and homeless shelters. These donations marked a continuation of our legacy of charitable giving, with the Company donating over $100 million in products, cash and stock over the last ten years.

Human Capital Management

As a global organization, our workforce is important to us. We believe a key driver of long-term success is the strength of our workforce and we are committed to investing in our workforce. As part of our commitment to our workforce, we focus on the following key areas noted below:

Global Workforce and Diversity. As of December 31, 2020, we had approximately 9,000 Tempur Sealy employees, approximately 6,300 of which are located in the U.S. and 2,700 in the rest of the world. We are committed to continuing our efforts to ensure that we have a diverse workforce in terms of demographic, thought and experience. To realize our commitment to equal opportunity employment we promote a diverse slate of qualified candidates during the hiring process; outreach with organizations in each of our local communities to increase the flow of minority, female, veteran and disabled applicants for employment; conduct an annual gender and minority pay equity analysis; and attend external, community-based activities sponsored by local organizations assisting women, minorities, veterans and other demographic groups. Women represent 25% of our Board of Directors and minorities represent 13% of our Board of Directors.

Freedom of Association and Collective Bargaining. Approximately 26% of our employees are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our workforce to be satisfactory. Our current collective bargaining agreements, which are typically one to three years in length, expire at various times beginning in 2021 through 2023. As of December 31, 2020, our North America segment employed approximately 300 individuals covered under collective bargaining agreements expiring in 2021 and our International segment employed approximately 500 individuals covered under collective bargaining agreements expiring in 2021.

Employee Retention. Employee retention helps us operate efficiently and achieve our Company goals. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Report should be carefully considered. Please also see “Special Note Regarding Forward-Looking Statements” on page 3.

Set forth below are descriptions of certain risks relating to our business.

Risks related to our business and industry

The outbreak of COVID-19 has significantly impacted the global economy which could have a material adverse effect on our business, operations, or financial results in future periods.

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

The COVID-19 crisis has already had several significant effects on our business and our financial condition, including the impact of the pandemic on the economies and financial markets of the regions in which we operate. "Shelter-in-place" and other similar mandated or suggested isolation protocols have disrupted third-party retail stores in our Wholesale channel and company-owned stores in our Direct channel, via store closures or reduced operating hours in the U.S. and around the world, which has decreased retail traffic and which also, in turn, decreased sales of our products in March and April when COVID-19 began materially impacting our North America business segment.

At this time, most third-party retail stores and our company-owned stores have reopened. However, we cannot reasonably estimate the length of time these stores will remain open, or if they will be mandated to close again as the COVID-19 crisis continues to evolve. Our e-commerce operations remain open globally, as do the e-commerce operations for many of our third-party retailers.

The effects of the COVID-19 crisis could be aggravated if the crisis continues, and we could see additional impacts such as the following:

•a continuing global recession, a decline in consumer confidence and spending, or a further increase in unemployment could continue to impact consumers' disposable income and, in turn, decreased sales of our products;
•general economic, financial and industry conditions, particularly conditions relating to liquidity, financial performance, and related credit issues in the retail sector, which may be amplified by the effects of COVID-19;
•the continued disruption to third-party retail stores and company-owned stores resulting from "shelter-in-place" and similar protocols, which, even though largely rolled back, could be reinstated as the pandemic continues to evolve;
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
•we have experienced and may continue to experience disruptions in our supply chain, as the outbreak has disrupted travel, manufacturing and distribution throughout the world;
•staffing shortages;
•we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations; and
•our success in attempting to reduce operating costs and conserve cash, which could require further actions to improve our cash position, including but not limited to, implementing expanded employee furloughs and foregoing capital expenditures and other discretionary expenses.

The rapid development and uncertainty of the pandemic precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time but could be material.

We operate in a highly competitive industry and if we are unable to compete successfully, we may lose customers and our sales may decline.

Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance across a range of distribution channels.

A number of our significant competitors offer mattress and pillow products that compete directly with our products. The effectiveness of our competition relative to our performance, including by established manufacturers or new entrants into the market, could have a material adverse effect on our business, financial condition and/or operating results. For example, market participants continue to improve their channels of distribution to optimize their reach to the consumer, including by pursuing online direct-to-consumer models. In addition, retailers in the U.S. and internationally have integrated vertically in the furniture and bedding industries, and it is possible that such vertical integration may provide conditions that would negatively impact our net sales and results of operations. The pillow industry in particular is characterized by a large number of competitors, none of which is dominant. As such, conditions that substantially increase a single participant's market share could be detrimental to our financial performance. The highly competitive nature of the mattress and pillow industries means we are continually subject to the risk of loss of market share, loss of significant customers, reductions in margins, and the inability to acquire new customers.

Loss of suppliers and disruptions in the supply of our raw materials could increase our costs of sales and reduce our ability to compete effectively.

We acquire raw materials and certain components from a number of suppliers with manufacturing locations around the world. If we were unable to obtain raw materials and certain components from these suppliers for any reason, we would have to find replacement suppliers. Any substitute arrangements for raw materials and certain components might not be on terms as favorable to us. In addition, we outsource the procurement of certain goods and services from suppliers in foreign countries. If we were no longer able to outsource through these suppliers, we would need to source them elsewhere, potentially at a higher cost. We maintain relatively small supplies of our raw materials and outsourced goods at our manufacturing facilities, and any disruption in the on-going shipment of supplies could interrupt production of our products, which in turn could result in a decrease of our sales or could cause an increase in our cost of sales, either of which could decrease our liquidity and profitability.

Raw materials for Sealy, Sherwood Bedding and Comfort Revolution products consist mainly of polyethylene foam, textiles and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we source the majority of our requirements for polyurethane foam components and spring components for our Sealy and Stearns & Foster mattress units and adjustable bed bases from a key supplier for each component. We also purchase a significant portion of our Sealy foundation parts from third party sources under supply agreements. All critical components are purchased under supply agreements. We do not consider ourselves to be dependent in the long term upon any single outside vendor as a source of supply to our bedding business, and we believe over time that sufficient alternate sources of supply for the same, similar or alternate components are available. However, if a key supplier for an applicable component failed to supply components in the amount we require this could significantly interrupt production of our products and increase our production costs in the near term. Such a disruption could occur for a variety of reasons, including changes in international trade duties and other aspects of international trade policy, natural disasters, pandemics and political events. Beginning in the second quarter of 2020, one key supplier's inability to supply components in the amount we required, as well as industry supply constraints generally, limited our production levels. This has constrained production for certain products and has increased our production costs in the near term as further discussed herein.

We are subject to fluctuations in the cost of raw materials, and increases in these costs could reduce our liquidity and profitability.

The bedding industry is subject to volatility in the price of petroleum-based and steel products, which affects the cost of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Given the significance of the cost of these materials to our products, volatility in the prices of the underlying commodities can significantly affect profitability. We currently expect commodity costs and inflation to increase into 2021. During the fourth quarter of 2020, we implemented pricing actions that fully mitigated the anticipated commodity costs increases expected for 2021. In the first quarter of 2021, commodity costs have increased greater than expected and we will consider additional pricing actions as needed. To the extent we are unable to absorb higher costs, or pass any such higher costs to our customers, our gross margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

Risks related to operating our business

The performance of our business depends on our ability to implement strategic initiatives and actions taken to increase sales growth may not be effective.

The performance of our business depends upon a number of factors, including the following:

•our ability to continuously improve our products to offer new and enhanced consumer benefits and better quality;
•the ability of our current and future product launches to increase net sales;
•the effectiveness of our advertising campaigns and other marketing programs to build product and brand awareness, driving traffic to our distribution channels and increasing sales;
•our ability to successfully launch new products;
•our ability to compete in the mattress and pillow industry;
•our ability to continue to expand into new distribution channels and optimize our existing channels;
•our ability to continue to successfully execute our strategic initiatives;
•our ability to manage growth and limit cannibalization associated with new or expanded supply agreements;
•our ability to reduce costs, including the level of consumer acceptance of our products at optimal price points;
•our ability to successfully mitigate the impact of headwinds facing our business, including increased commodity prices and the influx of low-end, imported beds that compete with certain of our products;
•our ability to successfully integrate potential acquisition opportunities; and
•general economic factors that impact consumer confidence, disposable income or the availability of consumer financing.

Our new product launches may not be successful due to development delays, failure of new products to achieve anticipated levels of market acceptance and significant costs associated with failed product introductions, which could adversely affect our revenues and profitability.

Each year we invest significant time and resources in research and development to improve our product offerings and launch new products. In 2020, we introduced the Tempur-Ergo Smart Base Collection with Sleeptracker® technology in our North America segment. In 2021, we are refreshing our Sealy portfolio with the launch of new models in our Posturepedic PlusTM, Posturepedic® and Essentials product lines. There are a number of risks that are inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Further, introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, each of which could impact profitability.

Because we depend on certain significant customers, a decrease or interruption in their business with us would reduce our sales and results of operations.

Our top five customers, collectively, accounted for approximately 36% of our net sales in 2020, and of these, there was one customer that contributed 10% to 15%. The credit environment in which our customers operate has been relatively stable over the past few years. However, there have been signs of deterioration in the U.S. retail sector, both nationally and regionally. Department store and regional retail customers in the U.S. continue to file for bankruptcy protection. We expect that some additional retailers that carry our products may consolidate, undergo restructurings or reorganizations, experience financial difficulty, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the impact of volume and other incentive programs related to these customers. Furthermore, if sales to our large customers grow, our credit exposure to these customers may also increase. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell products to them on favorable terms, if at all. A substantial decrease or interruption in business from these significant customers could result in the loss of future business and could reduce revenue, liquidity and profitability.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including cyber-based attacks, could harm our ability to effectively operate our business.

Consistent with other manufacturing and retail operations, we are dependent on information technology, including the Internet, for the storage, processing, and transmission of our electronic, business-related information assets. We leverage our internal information technology, infrastructures, and those of our service providers, to enable, sustain and support our global business interests. As such, our ability to effectively manage our business depends significantly on our information systems. The failure of our current systems, or future upgrades, to operate effectively or to integrate with other systems, or a breach in security of these systems could cause reduced efficiency of our operations, and remediation of any such failure, problem or breach could reduce our liquidity and profitability. Any disruptions caused by the failure of these systems could adversely impact our day-to-day business and decision making and could have a material adverse effect on our performance.

We are subject to laws and regulations relating to information technology security and personal data protection and privacy. For example, the GDPR, which took effect in May 2018, and the CCPA, which took effect in January 2020, have imposed new and expanded compliance requirements on companies, including us, that process personal data from citizens living in the EU and California. In addition, there are country-specific data privacy laws in Europe and elsewhere in the world, and state-specific data privacy laws forthcoming in the U.S., which broadly follow the principles laid out in the GDPR and the CCPA, but in some cases, impose additional requirements on businesses like ours. We are actively working to ensure ongoing compliance with all data privacy regulations to which we are subject, which involves substantial costs. Despite our ongoing efforts to maintain compliance with the GDPR and the CCPA, we may not be successful due to various factors within or outside of our control. Failure to comply with GDPR, CCPA, country-specific or U.S. state-specific laws could result in costly investigations and litigation, expose us to potentially significant penalties, and result in negative publicity that could damage our reputation and credibility.

Prior to 2020, we successfully implemented a new enterprise resource planning, or “ERP,” system across several of our global subsidiaries. We successfully implemented new ERP systems in certain significant U.S. subsidiaries in 2020 and January 2021 and are continuing to implement this ERP system in other significant U.S. subsidiaries with key go-live dates in 2022. This new system replaces a substantial portion of our legacy systems that have historically supported our operations. If we are unable to successfully continue the implementation of the replacement system, it could lead to a disruption in our business and unanticipated additional use of capital and other resources, which may adversely impact our results of operations. In addition, if the cost of implementing this ERP system increases above our estimates, this could have a significant adverse effect on our profitability.

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

As of December 31, 2020, we had approximately 9,000 full-time employees. Our Asia joint venture also employs approximately 1,350 full-time employees. Approximately 26% of our employees are represented by various labor unions with separate collective bargaining agreements or government labor union contracts for certain international locations. Our North American collective bargaining agreements, which are typically three years in length, expire at various times during any given three year period. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew our various collective bargaining agreements on a timely basis or on favorable terms, or at all. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our intellectual property rights, and this loss of a competitive advantage could decrease our profitability and liquidity.

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

Regulatory, Legal and Financial Risks

We entered into the Advance Pricing Agreement Program to resolve a tax matter in Denmark, and a failure to resolve the matter or a change in factors or circumstances could adversely impact our income tax expense, effective tax rate and cash flows.

We are a participant in the Advance Pricing Agreement Program (the "APA Program") for the tax years 2012 through 2022, under which the U.S. Internal Revenue Service ("IRS"), on our behalf, will negotiate directly with the Danish Tax Authority ("SKAT") with respect to the royalty to be paid by a U.S. subsidiary of the Company to the Company's Danish subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary. If this matter is not resolved successfully or there is a change in facts or circumstances, we may be required to further increase our uncertain income tax provision or decrease our deferred tax asset related to this matter, which could have a material impact on the Company's reported earnings. For a description of these matters and additional information please refer to Note 12, "Income Taxes," to the accompanying Consolidated Financial Statements.

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 21.5% of our net sales were generated outside of the U.S. in 2020. We conduct our business in a wide variety of currencies and are therefore subject to market risk relating to changes in foreign exchange rates. If the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, for example, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. In 2020, foreign currency exchange rate changes positively impacted our net income by approximately 0.3% and positively impacted adjusted EBITDA per credit facility, which is a non-U.S. GAAP financial measure, by approximately 0.2%. In 2021, we expect that foreign exchange translation may provide a small benefit to our results of operations. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. Except for the use of foreign exchange forwards contracts described immediately below, we do not hedge the translation of foreign currency operating results into the U.S. dollar.

We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions among certain subsidiaries. These hedging transactions may not succeed or may be only partially successful in managing our foreign currency exchange rate risk.

Refer to "Management's Discussion and Analysis" included in Part II, ITEM 7 of this Report and "Quantitative and Qualitative Disclosures About Market Risk" included in Part II, ITEM 7A of this Report for further discussion on the impact of foreign exchange rates on our operations.

Our leverage affects how we manage our business and may limit our flexibility.

We operate in the ordinary course of our business with a certain amount of leverage. Our degree of leverage could have important consequences, such as:

•increasing our vulnerability to adverse economic, industry or competitive developments;
•requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and other business opportunities;
•making it more difficult for us to satisfy the obligations related to our indebtedness;
•restricting us from making strategic acquisitions or investments or causing us to make non-strategic divestitures;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•exposing us to variability in interest rates, as a substantial portion of our indebtedness is and will be at variable rates; and
•limiting our ability to return capital to our stockholders, including through share repurchases and dividends.

In addition, the instruments governing our debt contain customary financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities and reduce our flexibility to respond to changing business and economic conditions. Failure to comply with our debt covenants may result in a default or event of default under the related credit document. If such default or event of default is not cured or waived, as applicable, we may suffer adverse effects on our operations, business or financial condition, including acceleration of the maturity date of all amounts outstanding under our debt facilities. For further discussion regarding our debt covenants and compliance, refer to "Management’s Discussion and Analysis" included in Part II, ITEM 7 of this Report and Note 5, "Debt," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

Our variable rate debt agreements, including our 2019 Credit Agreement, use LIBOR, which is subject to uncertainty. If LIBOR ceases to exist or is no longer representative of the underlying market at some point in the future, our variable rate debt agreements with interest rates that are indexed to LIBOR will use various alternative methods to calculate the applicable interest rate, which could result in increases in interest rates on such debt and adversely impact our interest expense, results of operations and cash flows. Further, we may need to amend our variable rate debt agreements to replace LIBOR with a new reference rate. As of December 31, 2020, we do not utilize any derivatives or hedging strategies that have a LIBOR component. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. Dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (SOFR). Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. Because of this uncertainty, we cannot reasonably estimate the expected impact of a transition away from LIBOR to our business. For information regarding our sensitivity to changes in interest rates, refer to "Quantitative and Qualitative Disclosures About Market Risk" included in Part II, ITEM 7A of this Report.

We are subject to risks from our international operations, such as complying with U.S. and foreign laws, foreign exchange exposure, tariffs, increased costs, political risks and our ability to expand in certain international markets, which could impair our ability to compete and our profitability.

We are a global company, selling our products in approximately 100 countries worldwide. We generated approximately 21.5% of our net sales outside of the U.S. in the year ended December 31, 2020. We operate through multiple wholly owned subsidiaries and we also participate in international license and joint venture arrangements with independent third parties.

Our international operations are subject to the customary risks of operating in an international environment, including complying with U.S. laws affecting operations outside of the U.S. such as the Foreign Corrupt Practices Act; complying with foreign laws and regulations, including disparate anti-corruption laws and regulations; and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, inflation and unstable political situations and labor issues. We are also limited in our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy® bedding products. Fluctuations in the rate of exchange between currencies in which we do business may affect our financial condition or results of operations. Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact our business.

Our business operations and financial results may be impacted by the United Kingdom’s ("UK") departure from the EU, on January 31, 2020, commonly referred to as "Brexit". The full effect of Brexit is uncertain and may, among other things, result in short term supply chain disruption and certain adverse tax consequences for us relating to the movement of products and related matters between the UK and EU.

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

We have made and will continue to make expenditures to comply with environmental and health and safety requirements. In the event contamination is discovered with respect to one or more of our current or former properties, government authorities or third parties may bring claims related to these properties, which could have a material effect on our profitability.

Our pension plans are currently underfunded and we may be required to make cash payments to the plans, reducing our available cash.

We maintain certain single employer defined benefit pension plans at certain of our manufacturing facilities. These plans cover both active employees and retirees. The plans are currently underfunded, and under certain circumstances, including the decision to close or sell a facility, we could be required to pay amounts with respect to this underfunding. Such events may significantly impair our profitability and liquidity and the possibility of having to make these payments could affect our decision on whether to close or sell a particular facility.

We also contribute to multi-employer pension plans according to collective bargaining agreements that cover certain union-represented employees. Participating in these multi-employer plans exposes us to potential liabilities if the multi-employer plan is unable to pay its underfunded obligations or we trigger a withdrawal event. The withdrawal liability is an exit fee for employers who cease contributions to multi-employer defined benefit pension plans with unfunded vested benefits. We participate in several plans which are in the Red Zone for 2020. A plan is in the Red Zone (Critical) if it has a current funded percentage of less than 65.0%. The following risks of participating in these multi-employer plans differ from single employer pension plan risks:

•Employer contributions to a multi-employer plan may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to a multi-employer plan, the remaining participating employers assume the unfunded obligations of the plan.
•If the multi-employer plan becomes significantly underfunded or is unable to pay its benefits, we may be required to contribute additional amounts in excess of the rate required by the collective bargaining agreements.

For more information, refer to Note 7, "Retirement Plans," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

Risks related to ownership of our common stock

Although we recently announced a quarterly cash dividend, there can be no assurance as to the declaration or amount of future dividends.

We recently declared a dividend of $0.07 per share for the first quarter of 2021 and announced our intention to begin paying a quarterly cash dividend beginning in 2021. Any decision to declare and pay dividends, and the amount of any such dividends, will be dependent on a variety of factors, including compliance with Section 170 of the Delaware General Corporation Law; changes to our capital allocation policies; our results of operation, liquidity and cash flows; contractual restrictions in our debt agreements; economic conditions, including the impact of COVID-19 on our business and financial condition; and other factors the Board of Directors may deem relevant. There can be no assurance that we will declare dividends in any particular amounts or at all, and changes in our dividend policy could adversely affect the market price for our stock.

Our share repurchase program could be suspended or terminated, and may not enhance long-term stockholder value.

Our Board of Directors has authorized a share repurchase program in 2016 pursuant to which we are authorized to repurchase shares of our common stock. Since 2016 and through December 31, 2020, we had repurchased an aggregate of 17.0 million shares for approximately $961.3 million under our share repurchase program. As of December 31, 2020, we had approximately $201.6 million remaining under the share repurchase authorization. The share repurchase program may be suspended or terminated at any time. Shares may be repurchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. Repurchases of our common stock pursuant to our share repurchase program could affect the market price of our common stock or increase its volatility. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program's effectiveness.

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions, any of which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors that some stockholders may consider favorable.

Provisions of Delaware law and our certificate of incorporation and by-laws could hamper a third party's acquisition of us, or discourage a third party from attempting to acquire control of us. You may not have the opportunity to participate in these transactions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•our ability to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of our common stock;
•the requirements that our stockholders provide advance notice and certain disclosures when nominating our directors; and
•the inability of our stockholders to convene a stockholders' meeting without the chairperson of the Board of Directors, the president, or a majority of the Board of Directors first calling the meeting.

Our Board of Directors could determine in the future that adoption of a stockholder rights agreement is in the best interest of our stockholders and any such stockholder rights agreement, if adopted, could render more difficult, or discourage, a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding our principal facilities by segment, which have been aggregated by principal manufacturing and distribution entity, at December 31, 2020.

Name	Location	Approximate Square Footage	Type of Facility
North America
Sealy Mattress Manufacturing Co., LLC	United States	4,255,265	Manufacturing
Tempur Production USA, LLC	United States	1,591,000	Manufacturing
Sherwood Bedding	United States	690,700	Manufacturing
Comfort Revolution, LLC	United States	432,000	Manufacturing
Sealy Canada, Ltd	Canada	352,325	Manufacturing
Sealy Mattress Company Mexico, S. de R.L. de C.V.	Mexico	130,500	Manufacturing

International
Dan-Foam ApS	Denmark	523,000	Manufacturing

In addition to the properties listed above, we have other facilities in the U.S. and other countries, the majority under leases with one to ten year terms. We lease the land that our manufacturing facility in Albuquerque, New Mexico is located, as part of the related industrial revenue bond financing. We have an option to repurchase the land for one dollar upon termination of the lease.

We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and will be adequate to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings can be found in Note 11, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, "Financial Statements and Supplementary Data," and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our sole class of common equity is our $0.01 par value common stock, which trades on the New York Stock Exchange ("NYSE") under the symbol "TPX." Trading of our common stock commenced on the NYSE on December 18, 2003. Prior to that time, there was no public trading market for our common stock.

As of February 15, 2021, we had approximately 67 stockholders of record of our common stock.

Common Stock Split

On November 24, 2020, the Company effected a four-for-one stock split to shareholders of record as of November 10, 2020. All share, restricted stock unit ("RSU"), performance restricted stock unit ("PRSU") and per share information has been retroactively adjusted to reflect the stock split within this Annual Report on Form 10-K.

Dividends

In February 2021, our Board of Directors declared a cash dividend of $0.07 per share on our common stock. The dividend is payable on March 12, 2021 to shareholders of record on the close of business February 25, 2021. However, payment of future dividends, and the timing and amount thereof, will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements, legal requirements and other factors that our Board of Directors deems relevant. Further, we are subject to certain customary restrictions on dividends under our 2019 Credit Agreement and Indentures. See Note 5, "Debt," in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a discussion of the 2019 Credit Agreement and Indentures.

Issuer Purchases of Equity Securities

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock. During 2020, the Board of Directors authorized increases to our share repurchase authorization of $194.2 million and $168.7 million during February and October 2020, respectively. During the year ended December 31, 2020, we had repurchased 6.5 million shares, under the share repurchase program, for approximately $285.9 million and had approximately $201.6 million remaining under the program. In February 2021, our Board of Directors increased the share repurchase authorization to $400.0 million.

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

    The following table sets forth purchases of our common stock for the three months ended December 31, 2020:

Period	(a) Total number of shares purchased		(b) Average price paid per share		(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
October 1, 2020 - October 31, 2020	1,395	(1)	$93.06		—	$300.0
November 1, 2020 - November 30, 2020	1,793,250	(1)	$24.43	(2)	1,791,447	$256.3
December 1, 2020 - December 31, 2020	3,309,673	(1)	$26.67		2,083,732	$201.6
Total	5,104,318				3,875,179

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.
(2)	As noted above, on November 24, 2020, the Company effected a four-for-one stock split, which accordingly reduced the Company's price per share subsequent to that date.

Equity Compensation Plan Information

Equity compensation plan information required by this Item is incorporated by reference from Part III, ITEM 12 of this Report.

Performance Graph

The following Performance Graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following table compares cumulative stockholder returns for us over the last five years to the Standard & Poor’s ("S&P") 500 Stock Composite Index and a peer group. The S&P 500 Composite Index is a capitalization weighted index of 500 stocks intended to be a representative sample of leading companies in leading industries within the U.S. economy. We selected these stocks based on market size, liquidity and industry group representation. We believe the peer group discussed below closely reflects our business and, as a result, provides a meaningful comparison of stock performance.

The peer issuers included in this graph are set forth below in the table.

2020 Peer Group

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$250
$200
$150
$100
$50
12/15
12/16
12/17
12/18
12/19
12/20
Tempur Sealy International, Inc.
S&P 500
Peer Group

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Tempur Sealy International, Inc.	$100.00	$96.91	$88.97	$58.76	$123.56	$153.28
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	100.26	115.98	104.32	135.67	146.84

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" and Part I, ITEM 1A of this Report. Our actual results may differ materially from those contained in any forward-looking statements. For results of operations comparisons relating to years ending December 31, 2019 and 2018, refer to our annual report on Form 10-K, Part II, ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the Securities and Exchange Commission on February 21, 2020.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the years ended December 31, 2020 and 2019, including the following topics:

•an overview of our business and strategy;
•results of operations, including our net sales and costs in the periods presented as well as changes between periods;
•expected sources of liquidity for future operations; and
•our use of certain non-GAAP financial measures.

Business Overview

General

We are committed to improving the sleep of more people, every night, all around the world. As a global leader in the design, manufacture and distribution of bedding products, we know how crucial a good night of sleep is to overall health and wellness. Utilizing over a century of knowledge and industry-leading innovation, we deliver award-winning products that provide breakthrough sleep solutions to consumers in over 100 countries.

We operate in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. In the fourth quarter of 2020, we realigned our business segment reporting to include Mexico within our North America segment, which was previously included in our International segment. The change in segment reporting aligned with changes in how our global operations are managed. Our North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. In 2020, we acquired an 80% ownership interest in a newly formed limited liability company containing substantially all of the assets of the Sherwood Bedding business, which is included in the North America segment. Our International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). We evaluate segment performance based on net sales, gross profit and operating income. For additional information refer to Note 14, "Business Segment Information," included in Part II, ITEM 8 "Financial Statements and Supplementary Data", of this Report.

Our product brand portfolio includes many highly recognized and iconic brands in the industry, including Tempur-Pedic®, Sealy® featuring Posturepedic® Technology and Stearns & Foster® and our non-branded offerings include value-focused private label OEM products. Our distinct brands allow for complementary merchandising strategies.

Our distribution model operates through an omni-channel strategy. We distribute through two channels in each operating business segment: Wholesale and Direct. Our Wholesale channel consists of third-party retailers, including third-party distribution, hospitality and healthcare. Our Direct channel includes company-owned stores, online and call centers. We have a global manufacturing footprint with approximately 9,000 employees worldwide.

Full year net income for 2020 increased 84.1% and full year diluted earnings per share ("EPS") increased 90.7% to $1.64. Our growth has been driven by strong demand during the COVID-19 global pandemic as more people are investing in their homes and overall wellness. We also maintain a strong competitive position within the industry. We believe the investments that we have made over the past five years have strengthened the long-term foundation of our company and enhanced our competitive position. The combination of our product superiority, brand strength, manufacturing efficiency and quality, powerful omni-channel distribution platform and substantial cash flow and balance sheet continue to drive market share gains and solid financial performance.

General Business and Economic Conditions

We believe the bedding industry is now structured for sustained growth. The industry is no longer engaged in uneconomical retail store expansion, startups have shifted from uneconomical strategies to becoming profitable and legacy retailers and manufacturers have become skilled in producing profitable online sales.

In 2020, we began rapidly expanding organically with new distribution partners through our direct channel and the initiation of our OEM business. We experienced a reduction in total net sales at the outset of the COVID-19 global pandemic within our International business segment in the first quarter. Order trends reached their lowest point in early April when they had declined approximately 80% as compared to the prior year. North American order trends significantly improved beginning in late May, and this improvement continued throughout the remainder of the year. This improvement was primarily due to the reopening of brick-and-mortar stores on a reduced or appointment only basis as restrictions were lifted; the acceleration of e-commerce business trends; and a shift in consumer spending habits towards in-home products, including bedding products. We believe this may be a long-term shift in consumer spending habits, which could continue to favorably impact our industry.

The rapid increase in demand for bedding products has challenged the entire bedding industry and supply chain, including our business. Additionally, the U.S. government has mandated that domestic suppliers of certain materials used in the production of bedding products redirect such materials towards the production of personal protective equipment. The broad-based increase in demand coupled with supply chain constraints, primarily related to an encased innerspring component, has created operational challenges in the production of Sealy and Sherwood products in the U.S. As a result, the sales growth of Sealy and Sherwood in the second half of 2020 was unfavorably impacted by these supply chain constraints, as we could not fulfill the entire domestic demand for these products. We expect these supply chain constraints to mitigate significantly by early second quarter of 2021. The Tempur-Pedic manufacturing process has not been as impacted by supply chain constraints.

Sales trends for early 2021 indicate that growth in the U.S. and Asia-Pacific has accelerated from the fourth quarter of 2020. However, sales within certain of our European markets have decelerated from the fourth quarter of 2020 as a result of significant restrictions on retail activity due to renewed government restrictions related to the global COVID-19 pandemic.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where the Company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses. For further information regarding the potential impacts of COVID-19 on the Company, please refer to "Risk Factors" in ITEM 1A of Part I of this Report.

Product Launches

In our North America segment in 2020, we introduced the Tempur-Ergo Smart Base Collection with Sleeptracker® technology. In 2021, we are refreshing our Sealy portfolio and launching new models in our Posturepedic Plus™, Posturepedic® and Essentials product lines. We expect to complete the launch of our Essentials and Posturepedic lines in the second quarter of 2021. Additionally, we expect to complete the launch of the higher margin Posturepedic Plus line in the second half of the year.

Our global 2021 marketing plan is to aggressively support our innovative bedding products through investing significant marketing dollars to promote our worldwide brands. We expect to spend a record amount of marketing dollars in 2021 for Tempur-Pedic, Sealy and Stearns & Foster.

Omni-Channel Distribution Expansion

We have a diversified group of strong retail partners and a rapidly growing direct business. In 2019, we announced three new or expanded third-party retail relationships in the U.S. and Europe. This resulted in the largest expansion of stores in our history. In 2020, we successfully completed the product rollout to our expanded distribution relationships, realizing robust wholesale channel growth as a result. We continue to increase our network of third-party retail partners and recently added new distribution at several established retail chains.

We have been focused on building our direct channel, both online and company-owned retail stores. The development of our online business has been particularly important as consumers have grown more comfortable shopping for bedding products online. Online purchases accelerated during the pandemic and we expect that consumers will continue to lean into this channel in the future. In 2020, we estimate that 20% of our U.S. sales occurred online, either through our own website in our direct channel or through our third-party retailer websites in our wholesale channel. The direct channel growth rate has surpassed the wholesale growth rate over the last few years, and we anticipate the direct channel to continue to grow as a percentage of net sales in future years.

Our North America distribution network expanded in 2020 as we opened 21 new Tempur-Pedic retail stores. As of December 31, 2020, we had 76 Tempur-Pedic retail stores in operation. We plan to expand our network to 125 to 150 new retail stores in the long-term. We expect these retail stores to complement our existing third-party retail partners by increasing our products' brand awareness in the local markets.

In 2020, we expanded our presence into the OEM market by offering non-branded products, including mattresses, pillows, and other bedding products and components at a wide range of price points. The addition of non-branded offerings expands our capabilities to service third-party retailers and creates opportunity to capture manufacturing profits from bedding brands outside our own. In 2020, we sold approximately $150 million of OEM bedding products. In 2021, we plan to grow our sales in the North American OEM business.

Commodities

Future changes in raw material prices could have an unfavorable impact on our gross margin. For the year ended December 31, 2020, commodity costs were flat as compared to the same period in the prior year, but were higher than expected for the second half of 2020. We currently expect commodity costs and inflation to increase into 2021. During the fourth quarter of 2020, we implemented pricing actions that fully mitigated the anticipated commodity costs increases expected for 2021. In the first quarter of 2021, commodity costs have increased greater than expected and we will consider additional pricing actions as needed.

Acquisition of Sherwood Bedding

On January 31, 2020, we acquired an 80% ownership interest in a newly formed limited liability company containing substantially all of the assets of the Sherwood Bedding business for a cash purchase price of $39.1 million. Sherwood Bedding is a major manufacturer in the U.S. private label and OEM bedding market, and this acquisition of a majority interest marks our entrance into the private label category. During the first quarter of 2020, we completed the integration of Sherwood Bedding into our portfolio of product brands. Since the acquisition, we have leveraged our overall brand portfolio to gain additional distribution for Sherwood products.

Acquisition of Innovative Mattress Solutions, LLC ("iMS")

On April 1, 2019, we acquired substantially all of the net assets of iMS in a transaction valued at approximately $24.0 million, including assumed liabilities of $11.0 million as of March 31, 2019 (referred to as the "Sleep Outfitters Acquisition"). The acquisition of this regional bedding retailer furthers our North American retail strategy, which is focused on meeting customer demand through geographic representation and sales expertise. During the second quarter of 2019, we completed the integration of Sleep Outfitters into the North America segment. Sleep Outfitters, previously a third party retailer, had historically been part of our Wholesale channel. Sleep Outfitters' sales have been reclassified into our Direct channel beginning in the second quarter of 2019.

2020 Results of Operations

A summary of our results for the year ended December 31, 2020 include:

•Total net sales increased 18.4% to $3,676.9 million as compared to $3,106.0 million in 2019.

•Gross margin was 44.6% in 2020 as compared to 43.2% in 2019. Adjusted gross margin, which is a non-GAAP financial measure, was 44.7% in 2020. There were no adjustments to gross margin in 2019.

•Operating income was $532.1 million, or 14.5% of net sales, as compared to $346.7 million, or 11.2% of net sales, in 2019. Adjusted operating income, which is a non-GAAP financial measure, was $617.7 million, or 16.8% of net sales, as compared to $392.2 million, or 12.6% of net sales, in 2019. Operating income and adjusted operating income, which is a non-GAAP financial measure, included $7.9 million of costs associated with temporarily closed company-owned retail stores and sales force retention costs as a result of the novel coronavirus ("COVID-19 charges").

•Net income was $348.8 million as compared to $189.5 million in 2019. Adjusted net income, which is a non-GAAP financial measure, was $405.7 million as compared to $221.9 million in 2019.

•EBITDA, which is a non-GAAP financial measure, increased 57.5% to $737.8 million as compared to $468.4 million in 2019. Adjusted EBITDA per credit facility, which is a non-GAAP financial measure, increased 53.5% to $779.9 million as compared to $508.1 million in 2019.

•EPS increased to $1.64 as compared to $0.86 in 2019. Adjusted EPS, which is a non-GAAP financial measure, increased 91.0% to $1.91 as compared to $1.00 in 2019. Adjusted EPS, which is a non-GAAP financial measure, included $0.03 of COVID-19 charges.

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

The following table sets forth the various components of our Consolidated Statements of Income and expresses each component as a percentage of net sales:

(in millions, except percentages and	Year Ended December 31,
per common share amounts)	2020		2019
Net sales	$3,676.9	100.0%	$3,106.0	100.0%
Cost of sales	2,038.5	55.4	1,763.8	56.8
Gross profit	1,638.4	44.6	1,342.2	43.2
Selling and marketing expenses	740.2	20.1	666.3	21.5
General, administrative and other expenses	382.5	10.4	345.1	11.1
Equity income in earnings of unconsolidated affiliates	(16.4)	(0.4)	(15.9)	(0.5)
Operating income	532.1	14.5	346.7	11.2

Other expense, net:
Interest expense, net	77.0	2.1	85.7	2.8
Loss on extinguishment of debt	5.1	0.1	—	—
Other income, net	(2.4)	(0.1)	(4.5)	(0.1)
Total other expense, net	79.7	2.2	81.2	2.6

Income from continuing operations before income taxes	452.4	12.3	265.5	8.5
Income tax provision	(102.6)	(2.8)	(74.7)	(2.4)
Income from continuing operations	349.8	9.5	190.8	6.1
Loss from discontinued operations, net of tax	—	—	(1.4)	—
Net income before non-controlling interests	349.8	9.5	189.4	6.1
Less: Net income (loss) attributable to non-controlling interests	1.0	—	(0.1)	—
Net income attributable to Tempur Sealy International, Inc.	$348.8	9.5%	$189.5	6.1%

Earnings per common share:

Basic
Earnings per share for continuing operations	$1.68		$0.87
Loss per share for discontinued operations	—		—
Earnings per share	$1.68		$0.87

Diluted
Earnings per share for continuing operations	$1.64		$0.86
Loss per share for discontinued operations	—		—
Earnings per share	$1.64		$0.86

Weighted average common shares outstanding:
Basic	207.9		218.0
Diluted	212.3		221.6

NET SALES

	Year Ended December 31,
	Consolidated		North America		International
(in millions)	2020	2019	2020	2019	2020	2019
Net sales by channel
Wholesale	$3,185.8	$2,717.1	$2,806.7	$2,343.5	$379.1	$373.6
Direct	491.1	388.9	352.5	260.0	138.6	128.9
Total net sales	$3,676.9	$3,106.0	$3,159.2	$2,603.5	$517.7	$502.5

Year ended December 31, 2020 compared to year ended December 31, 2019

    Net sales increased 18.4%, and on a constant currency basis increased 18.3%. The change in net sales was driven by the following:

•North America net sales increased $555.7 million, or 21.3%. Net sales in the Wholesale channel increased $463.2 million, or 19.8%, primarily driven by broad-based demand across our retail partners and new distribution. Net sales in our Direct channel increased $92.5 million, or 35.6%, primarily driven by growth from our e-commerce business. On a constant currency basis, North America net sales increased 21.6%.

•International net sales increased $15.2 million, or 3.0%. On a constant currency basis, our International net sales increased 1.4%. Net sales in the Wholesale channel were flat on a constant currency basis, which reflects the uneven re-opening of retail in many jurisdictions. Net sales in the Direct channel increased 5.6% on a constant currency basis, driven by growth from our e-commerce business.

GROSS PROFIT

	Year Ended December 31,
	2020		2019		Margin Change
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	2020 vs 2019
North America	$1,332.0	42.2%	$1,055.2	40.5%	1.7%
International	306.4	59.2%	287.0	57.1%	2.1%
Consolidated gross margin	$1,638.4	44.6%	$1,342.2	43.2%	1.4%

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

    Our gross margin is also impacted by fixed cost leverage based on manufacturing unit volumes; the cost of raw materials; operational efficiencies due to the utilization in our manufacturing facilities; product, channel and geographic mix; foreign exchange fluctuations; volume incentives offered to certain retail accounts; participation in our retail cooperative advertising programs; and costs associated with new product introductions. Future changes in raw material prices could have a significant impact on our gross margin. In 2021, we expect commodity cost inflation to negatively impact gross margin. Our margins are also impacted by the growth in our Wholesale channel as sales in our Wholesale channel are at wholesale prices whereas sales in our Direct channel are at retail prices.

Year ended December 31, 2020 compared to year ended December 31, 2019

    Gross margin improved 140 basis points. The principal factors impacting gross margin for each segment are discussed below.

•North America gross margin improved 170 basis points. The improvement in gross margin was primarily driven by improved fixed cost leverage and productivity on higher unit volumes of 160 basis points and favorable floor model costs of 90 basis points. These improvements were partially offset by unfavorable product and brand mix of 100 basis points. Additionally, we incurred $4.0 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items and $0.6 million of operational expansion costs related to the opening of a Sealy manufacturing facility, which partially offset the improvement in gross margin

•International gross margin improved 210 basis points. The improvement in gross margin was primarily driven by improved fixed cost leverage and productivity on higher unit volumes of 120 basis points and favorable mix of 80 basis points. Additionally, we incurred $0.5 million of incremental costs related to the global pandemic relief efforts, sanitation supplies and services and other items, which partially offset the improvement in gross margin.

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

Year ended December 31, 2020 compared to year ended December 31, 2019

	Year Ended December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising	$332.5	$280.5	$297.7	$246.6	$34.8	$33.9	$—	$—
Other selling and marketing	407.7	385.8	251.0	258.9	112.2	115.7	44.5	11.2
General, administrative and other	382.5	345.1	191.9	199.8	48.2	43.0	142.4	102.3
Total operating expense	$1,122.7	$1,011.4	$740.6	$705.3	$195.2	$192.6	$186.9	$113.5

    Operating expenses increased $111.3 million, or 11.0%, and decreased 210 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are discussed below.

•North America operating expenses increased $35.3 million, or 5.0%, and decreased 370 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by higher advertising investments, partially offset by decreased customer-related charges. In 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates, whereas in the same prior year period, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL and resulting liquidity issues of Mattress PAL's affiliates.

•International operating expenses increased $2.6 million and decreased 60 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by $3.8 million of restructuring costs associated with headcount reductions driven by the macro-economic environment and $2.9 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items. These incremental costs were offset by decreased other selling and marketing investments.

•Corporate operating expenses increased $73.4 million, or 64.7%. The increase in operating expenses was primarily driven by $49.4 million of non-recurring amortization for our long-term aspirational plan stock-based compensation. The amount recognized represents the third quarter 2020 cumulative catch-up adjustment and fourth quarter 2020 expense for the long-term aspirational awards, which became probable of vesting during the third quarter of 2020 and vested in the fourth quarter of 2020. Additionally, we reached the maximum payout for our 2020 performance-based stock compensation and annual incentive compensation plans.

    Research and development expenses for the year ended December 31, 2020 were $23.1 million compared to $23.0 million for the year ended December 31, 2019, an increase of $0.1 million, or 0.4%.

OPERATING INCOME

	Year Ended December 31,
	2020		2019		Margin Change
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	2020 vs 2019
North America	$591.4	18.7%	$349.9	13.4%	5.3%
International	127.6	24.6%	110.3	22.0%	2.6%
	719.0		460.2
Corporate expenses	(186.9)		(113.5)
Total operating income	$532.1	14.5%	$346.7	11.2%	3.3%

Year ended December 31, 2020 compared to year ended December 31, 2019

    Operating income increased $185.4 million and operating margin improved 330 basis points. The increase was driven by the following:

•North America operating income increased $241.5 million and operating margin improved 530 basis points. The improvement in operating margin was primarily driven by improved operating expense leverage of 310 basis points, the improvement in gross margin of 170 basis points and lower customer-related charges. In 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates, whereas in the same prior year period, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL and resulting liquidity issues of Mattress PAL's affiliates.

•International operating income increased $17.3 million and operating margin improved 260 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 210 basis points and improved operating expense leverage of 180 basis points. These improvements were offset by $3.8 million of restructuring costs associated with headcount reductions driven by the macro-economic environment and $2.9 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items.

•Corporate operating expenses increased $73.4 million, which negatively impacted our consolidated operating margin by 200 basis points. The increase in operating expenses was primarily driven by $49.4 million of non-recurring amortization for our long-term aspirational plan stock-based compensation. Additionally, we reached the maximum payout for our 2020 performance-based stock compensation and annual incentive compensation plans.

INTEREST EXPENSE, NET

	Year Ended December 31,		Percent change
(in millions, except percentages)	2020	2019	2020 vs 2019
Interest expense, net	$77.0	$85.7	(10.2)%

Year ended December 31, 2020 compared to year ended December 31, 2019

Interest expense, net, decreased $8.7 million, or 10.2%. The decrease in interest expense, net, was primarily driven by reduced average levels of outstanding debt and lower interest rates on our variable rate debt.

INCOME TAX PROVISION

	Year Ended December 31,		Percent change
(in millions, except percentages)	2020	2019	2020 vs 2019
Income tax provision	$102.6	$74.7	37.3%
Effective tax rate	22.7%	28.1%	(5.4)%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Year ended December 31, 2020 compared to year ended December 31, 2019

Our income tax provision increased $27.9 million due to an increase in income before income taxes, net of the favorable impact of discrete items. Our 2020 effective tax rate decreased as compared to 2019 by 540 basis points. The effective tax rate as compared to the U.S. federal statutory tax rate for the year ending December 31, 2020 included a net favorable impact of discrete items, primarily related to the implementation of income tax regulations in 2020 that favorably impacted our taxable global intangible low-taxed income ("GILTI") starting from the year ending December 31, 2018 onward and the vesting of certain stock compensation under our incentive stock compensation plan. The effective tax rate as compared to the U.S. federal statutory tax rate for the year ended December 31, 2019 included net unfavorable discrete items primarily related to the sale of a certain interest in our Asia-Pacific joint venture and the impact of certain stock compensation.

Refer to Note 12, “Income Taxes,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further information.

Liquidity and Capital Resources

Liquidity
Our principal sources of funds are cash flows from operations, supplemented with borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, capital expenditures and working capital needs.

At December 31, 2020, total cash and cash equivalents were $65.0 million, of which $32.1 million was held in the U.S. and $32.9 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
(in millions)	2020	2019
Net cash provided by (used in) continuing operations:
Operating activities	$654.7	$314.8
Investing activities	(146.6)	(90.2)
Financing activities	(522.6)	(203.2)
Cash provided by operating activities from continuing operations increased $339.9 million in 2020 as compared to 2019. The increase in cash provided by operating activities was driven by strong operational performance in the period.

Cash used in investing activities from continuing operations increased $56.4 million in 2020 as compared to 2019. The increase in cash used in investing activities was primarily due to cash used to acquire the Sherwood Bedding business and planned capital expenditures.

Cash used in financing activities from continuing operations increased $319.4 million in 2020 as compared to 2019. In 2020, we repurchased $331.8 million of our common stock, which included repurchases of $285.9 million under our share repurchase program and $45.9 million which was withheld to satisfy tax withholding obligations related to stock compensation. In 2019, we repurchased $105.7 million of our common stock, which included repurchases of $102.3 million under our share repurchase program and $3.4 million which was withheld to satisfy tax withholding obligations related to stock compensation. In 2020, we had net repayments of $184.5 million on our credit facilities, as compared to net repayments of $104.3 million in 2019.
Cash Used in Discontinued Operations

Net cash provided by (used in) operating, investing and financing activities from discontinued operations for the years ended December 31, 2020 and 2019 was not material.

Capital Expenditures

Capital expenditures totaled $111.3 million and $88.2 million for the year ended December 31, 2020 and 2019, respectively. We currently expect our 2021 capital expenditures to be approximately $125 million to $140 million, which includes investments in our OEM business and other growth initiatives and maintenance capital expenditures of $75 million.

Indebtedness

Our total debt decreased to $1,370.3 million as of December 31, 2020 from $1,547.0 million as of December 31, 2019. Total availability under our revolving senior secured credit facility was $424.9 million as of December 31, 2020, which matures in 2024. Refer to Note 5, “Debt,” in our Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of our debt.

As of December 31, 2020, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure defined in the 2019 Credit Agreement was 1.68 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of December 31, 2020, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

Our debt agreements contain certain covenants that limit restricted payments, including share repurchases and dividends.  The 2019 Credit Agreement, 2023 Senior Notes and 2026 Senior Notes contain similar limitations which, subject to other conditions, allow unlimited restricted payments at times when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility remains below 3.5 times. In addition, these agreements permit limited restricted payments under certain conditions when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility is above 3.5 times. The limit on restricted payments under the 2019 Credit Agreement, 2023 Senior Notes and 2026 Senior Notes is in part determined by a basket that grows at 50% of adjusted net income each quarter, reduced by restricted payments that are not otherwise permitted.

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

The summarized financial information for the Obligor Group follows.

Year Ended
December 31, 2020
Obligor Group
(in millions)
Net sales to unrelated parties	$2,902.6
Net sales to non-obligor subsidiaries	67.0
Gross profit	1,274.4
Income from continuing operations	253.6
Net income attributable to Tempur Sealy International, Inc.	252.6

Obligor Group
December 31, 2020
(in millions)
ASSETS

Receivables due from non-obligor subsidiaries	$13.8
Other current assets	418.4
Total current assets	432.2
Loan receivable from non-obligor subsidiaries	184.8
Goodwill and other intangible assets, net	1,092.5
Other non-current assets	741.5
Total non-current assets	2,018.8

LIABILITIES

Payables due to non-obligor subsidiaries	15.2
Other current liabilities	618.5
Total current liabilities	633.7
Loan payable to non-obligor subsidiaries	14.5
Other non-current liabilities	1,689.2
Total non-current liabilities	$1,703.7

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock. The Board of Directors authorized increases to our share repurchase authorization of $194.2 million and $168.7 million during February and October 2020, respectively. For the year ended December 31, 2020, we had repurchased 6.5 million shares under our share repurchase program for approximately $285.9 million and had approximately $201.6 million remaining under our share repurchase program. In February 2021, the Board of Directors authorized an increase to our share repurchase authorization to bring the total authorization to $400.0 million. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deems appropriate. These repurchases may be funded by operating cash flows and/or borrowings under our debt arrangements. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing and regulatory requirements and other market conditions. The program is subject to certain limitations under our debt agreements. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Repurchases may be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under federal securities laws.

In 2021, subject to market conditions, we expect to repurchase 6.0% of common shares outstanding. We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," of this Report.

Future Liquidity Sources and Uses

As of December 31, 2020, we had $519.2 million of liquidity, including $65.0 million of cash on hand and $424.9 million available under our revolving senior secured credit facility. We also had availability of $29.3 million under our securitization facility. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures and debt service obligations.

Our capital allocation plan is focused on the following to drive shareholder value:

•Invest an incremental $150 million of capital expenditures by 2023 to support our OEM business;
•Initiate a quarterly cash dividend beginning in early 2021, subject to approval by the Board of Directors. For the first quarter of 2021, the Board of Directors has declared a dividend of $0.07 per share. The dividend is payable on March 12, 2021 to shareholders of record as of February 25, 2021;
•Repurchase 6.0% of our common stock outstanding per year in the near-term, depending on market conditions; and
•Evaluate acquisition opportunities with a focus on strategic acquisitions similar to those we have completed over the past few years.

As of December 31, 2020, we had $1,370.3 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $1,306.7 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, was 1.68 times for the year ended December 31, 2020, the lowest in our history. Our target range for our ratio of consolidated indebtedness less netted cash, which is a non-GAAP financial measure, is 2.0 to 3.0 times. Total cash interest payments related to our borrowings are expected to be between approximately $55 million to $60 million in 2021.

On November 9, 2020, we redeemed $200.0 million of our $450.0 million issued and outstanding 2023 Senior Notes at 101.406% of their principal amount, plus the accrued and unpaid interest. Additionally, we redeemed the remaining $250.0 million at 101.406% of their principal amount, plus the accrued and unpaid interest in the first quarter of 2021.

The 2019 Credit Agreement provides for a $425.0 million revolving credit facility, a $425.0 million term loan facility, and an incremental facility in an aggregate amount of up to $550.0 million plus the amount of certain prepayments plus an additional unlimited amount subject to compliance with a maximum consolidated secured leverage ratio test. The 2019 Credit Agreement has a $60.0 million sub-facility for the issuance of letters of credit. On February 2, 2021 we entered into an amendment to our 2019 Credit Agreement, which provides for an increase in the aggregate commitments under our revolving credit facility from $425.0 million to $725.0 million. We expect to use the revolving credit facility from time to time to finance working capital needs and for general corporate purposes.

Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Similarly, our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements and debt service obligations. For information regarding the impact of COVID-19 on our business, including our liquidity and capital resources, please refer to "Risk Factors" in ITEM 1A of Part I of this Report.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2020 are summarized below:

(in millions)	Payment Due By Period
Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total Obligations
Debt (1)	$66.4	$21.3	$31.9	$579.3	$—	$600.0	$1,298.9
Letters of credit	23.4	—	—	—	—	—	23.4
Interest payments (2)	42.4	40.0	39.1	38.0	31.6	15.1	206.2
Operating lease obligations	74.1	67.9	55.5	46.0	39.3	112.3	395.1
Finance lease obligations (3)	11.4	10.2	8.1	6.4	5.8	29.5	71.4
Pension obligations	1.0	1.1	1.2	1.2	1.3	36.7	42.5
Total (4)	$218.7	$140.5	$135.8	$670.9	$78.0	$793.6	$2,037.5

(1)Debt excludes finance lease obligations and deferred financing costs. In the first quarter of 2021, we redeemed the remaining $250.0 million of the 2023 Notes, principally funded by our revolving credit facility. Accordingly, we have re-characterized the outstanding balance of the 2023 Notes as maturing in 2024, consistent with the maturity date of our revolving credit facility.
(2)Interest payments represent obligations under our debt outstanding as of December 31, 2020, applying December 31, 2020 interest rates and assuming scheduled payments are paid as contractually required through maturity.
(3)The payments due for finance lease obligations excludes $18.5 million in future payments for interest.
(4)Uncertain tax positions are excluded from this table given the timing of payments cannot be reasonably estimated.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We believe that exclusion of these items assists in providing a more complete understanding of our underlying results from continuing operations and trends, and we use these measures along with the corresponding GAAP financial measures to manage our business, to evaluate our consolidated and business segment performance compared to prior periods and the marketplace, to establish operational goals and to provide continuity to investors for comparability purposes. Limitations associated with the use of these non-GAAP financial measures include that these measures do not present all of the amounts associated with our results as determined in accordance with GAAP. These non-GAAP financial measures should be considered supplemental in nature and should not be construed as more significant than comparable financial measures defined by GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. For more information about these non-GAAP financial measures and a reconciliation to the nearest GAAP financial measure, please refer to the reconciliations on the following pages.

Key Highlights

	Year Ended December 31,
(in millions, except percentages and per common share amounts)	2020	2019	% Change	% Change Constant Currency (1)
Net sales	$3,676.9	$3,106.0	18.4%	18.3%
Net income	$348.8	$189.5	84.1%	83.5%
Adjusted EBITDA per credit facility (1)	$779.9	$508.1	53.5%	53.2%
EPS	$1.64	$0.86	90.7%	90.7%
Adjusted EPS (1)	$1.91	$1.00	91.0%	91.0%

(1)	Non-GAAP financial measure. Please refer to the reconciliations in the following tables.

Adjusted Net Income and Adjusted EPS

A reconciliation of net income to adjusted net income and the calculation of adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
(in millions, except per common share amounts)	2020	2019
Net income	$348.8	$189.5
Loss from discontinued operations, net of tax (1)	—	1.4
Aspirational plan amortization (2)	49.4	—
Customer-related charges (3)	11.7	29.8
Incremental operating costs (4)	7.2	—
Asset impairments (5)	7.0	—
Loss on extinguishment of debt (6)	5.1	—
Restructuring costs (7)	3.8	—
Accounting standard adoption (8)	3.6	—
Aspirational plan employer costs (9)	2.3	—
Facility expansion costs (10)	0.6	—
Charitable stock donation (11)	—	8.9
Acquisition-related costs and other (12)	—	6.1
Credit facility amendment (13)	—	0.7
Other income (14)	(2.3)	(7.2)
Tax adjustments (15)	(31.5)	(7.3)
Adjusted net income	$405.7	$221.9

Adjusted earnings per share, diluted	$1.91	$1.00

Diluted shares outstanding	212.3	221.6

Adjusted net income included COVID-19 charges of $5.8 million, net of tax, and adjusted earnings per share of $0.03.

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the third quarter of 2020, we recognized $45.2 million of performance-based stock compensation amortization related to our long-term aspirational awards. The amount recognized represents the cumulative catch-up adjustment for the long-term aspirational awards that became probable of vesting during the third quarter of 2020. We recognized an additional $4.2 million in the fourth quarter commensurate with the remaining requisite service period.

(3)
In the first quarter of 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account. In the fourth quarter of 2019, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL Holding, LLC ("Mattress PAL") and resulting liquidity issues with Mattress PAL's affiliates.

(4)
In the second quarter of 2020, we recorded $4.9 million of incremental operating costs associated with the global pandemic. In the first quarter of 2020, we recorded $2.3 million of charges related to the global pandemic.

(5)	In the second quarter of 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets.
(6)	In the fourth quarter of 2020, we recognized $4.2 million of loss on extinguishment of debt associated with the redemption of the 2023 senior notes. In the third quarter of 2020, we recognized $0.9 million of loss on extinguishment of debt associated with the early repayment of the 364-day term loan.
(7)
We incurred $0.4 million and $3.4 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment, in the third and second quarter of 2020, respectively.

(8)	In 2020, we recorded $3.6 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.
(9)	In the fourth quarter of 2020, we recognized $2.3 million of employer-related tax costs related to the aspirational plan compensation.
(10)	In the third quarter of 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(11)	In the fourth quarter of 2019, we recorded an $8.9 million charge related to the donation of common stock at fair market value to certain public charities.
(12)	In the first half of 2019, we recorded $6.1 million of acquisition-related and other costs, primarily related to post acquisition restructuring charges and professional fees incurred in connection with the acquisition of substantially all of the net assets of iMS by an affiliate of ours.
(13)	In 2019, we recorded $0.7 million of professional fees in connection with the amendment of the 2019 Credit Agreement.
(14)	In the fourth quarter of 2020, we recorded $2.3 million of other income related to the sale of a manufacturing facility. In the first quarter of 2019, we recorded $7.2 million of other income related to the sale of our interest in a subsidiary of the Asia-Pacific joint venture.
(15)	Adjusted income tax provision represents the tax effects associated with the aforementioned items and discrete income tax events. In 2020, we recorded a $9.5 million discrete income tax benefit upon the vesting of our long-term aspirational plan awards.

Adjusted Gross Profit and Gross Margin and Adjusted Operating Income (Expense) and Operating Margin

A reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin, respectively, and operating income (expense) and operating margin to adjusted operating income (expense) and adjusted operating margin, respectively, are provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the year ended December 31, 2020.

	FULL YEAR 2020
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$3,676.9		$3,159.2		$517.7		$—

Gross profit	$1,638.4	44.6%	$1,332.0	42.2%	$306.4	59.2%	$—
Adjustments:
Incremental operating costs (1)	4.5		4.0		0.5		—
Facility expansion costs (2)	0.6		0.6		—		—
Total adjustments	5.1		4.6		0.5		—

Adjusted gross profit	$1,643.5	44.7%	$1,336.6	42.3%	$306.9	59.3%	$—

Operating income (expense)	$532.1	14.5%	$591.4	18.7%	$127.6	24.6%	$(186.9)
Adjustments:
Aspirational plan amortization (3)	49.4		—		—		49.4
Customer-related charges (4)	11.7		11.7		—		—
Incremental operating costs (1)	7.2		4.3		2.9		—
Asset impairments (5)	7.0		7.0		—		—
Restructuring costs (6)	3.8		—		3.8		—
Accounting standard adoption (7)	3.6		3.6		—		—
Aspirational plan employer costs (8)	2.3		—		—		2.3
Facility expansion costs (2)	0.6		0.6		—		—
Total adjustments	85.6		27.2		6.7		51.7

Adjusted operating income (expense)	$617.7	16.8%	$618.6	19.6%	$134.3	25.9%	$(135.2)

Operating income and adjusted operating income included $7.9 million of COVID-19 charges. The North America and International business segments included $6.3 million and $1.6 million of these charges, respectively.

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

(2)	In the third quarter of 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(3)
In the third quarter of 2020, we recognized $45.2 million of performance-based stock compensation amortization related to our long-term aspirational awards. The amount recognized represents the cumulative catch-up adjustment for the long-term aspirational awards that became probable of vesting during the third quarter of 2020. We recognized an additional $4.2 million in the fourth quarter commensurate with the remaining requisite service period.

(4)
In the first quarter of 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account.

(5)	In the second quarter of 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets.
(6)	In 2020, we incurred $3.8 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment.
(7)	In 2020, we recorded $3.6 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.
(8)	In the fourth quarter of 2020, we recognized $2.3 million of employer-related tax costs related to the aspirational plan compensation.

The following table sets forth the reconciliation of our operating income (expense) and operating margin to the calculation of adjusted operating income (expense) and adjusted operating margin for the year ended December 31, 2019:

	FULL YEAR 2019
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$3,106.0		$2,603.5		$502.5		$—

Gross profit	$1,342.2	43.2%	$1,055.2	40.5%	$287.0	57.1%	$—

Operating income (expense)	$346.7	11.2%	$349.9	13.4%	$110.3	22.0%	$(113.5)
Adjustments:
Customer-related charges (1)	29.8		29.8		—		—
Charitable stock donation (2)	8.9		8.9		—		—
Acquisition-related costs and other (3)	6.1		1.7		0.3		4.1
Credit facility amendment (4)	0.7		—		—		0.7
Total adjustments	45.5		40.4		0.3		4.8

Adjusted operating income (expense)	$392.2	12.6%	$390.3	15.0%	$110.6	22.0%	$(108.7)

(1)
In the fourth quarter of 2019, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL and resulting liquidity issues of Mattress PAL's affiliates to fully reserve trade receivables and other assets associated with this account.

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

The 2019 Credit Agreement provides the definition of adjusted EBITDA ("adjusted EBITDA per credit facility"). Accordingly, we present adjusted EBITDA per credit facility to provide information regarding our compliance with requirements under the 2019 Credit Agreement.

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA per credit facility for the years ended December 31, 2020 and 2019:

	Year Ended
(in millions)	December 31, 2020	December 31, 2019
Net income	$348.8	$189.5
Interest expense, net	77.0	85.7
Loss on extinguishment of debt (1)	5.1	—
Income tax provision	102.6	74.7
Depreciation and amortization	154.9	118.5
Aspirational plan amortization (2)	49.4	—
EBITDA	$737.8	$468.4
Adjustments:
Loss from discontinued operations, net of tax (3)	—	1.4
Customer-related charges (4)	11.7	29.8
COVID-19 charges (5)	7.9	—
Incremental operating costs (6)	7.2	—
Asset impairments (7)	7.0	—
Restructuring costs (8)	3.8	—
Accounting standard adoption (9)	3.6	—
Aspirational plan employer costs (10)	2.3	—
Facility expansion costs (11)	0.6	—
Earnings from Sherwood prior to acquisition (12)	0.3	—
Charitable stock donation (13)	—	8.9
Acquisition-related costs and other (14)	—	6.1
Credit facility amendment (15)	—	0.7
Other income (16)	(2.3)	(7.2)
Adjusted EBITDA per credit facility	$779.9	$508.1

Consolidated indebtedness less netted cash	$1,306.7	$1,483.6

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility	1.68 times	2.92 times

(1)	In the fourth quarter of 2020, we recognized $4.2 million of loss on extinguishment of debt associated with the redemption of the 2023 senior notes. In the third quarter of 2020, we recognized $0.9 million of loss on extinguishment of debt associated with the early repayment of the 364-day term loan.
(2)
In the third quarter of 2020, we recognized $45.2 million of performance-based stock compensation amortization related to our long-term aspirational awards. The amount recognized represents the cumulative catch-up adjustment for the long-term aspirational awards that became probable of vesting during the third quarter of 2020. We recognized an additional $4.2 million in the fourth quarter commensurate with the remaining requisite service period.

(3)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(4)
In the first quarter of 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account. In the fourth quarter of 2019, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL and resulting liquidity issues with Mattress PAL's affiliates.

(5)	In the second quarter of 2020, adjusted EBITDA per credit facility excluded $7.9 million of COVID-19 charges associated with temporarily closed company-owned retail stores and sales force retention costs.
(6)
In the second quarter of 2020, we recorded $4.9 million of incremental operating costs associated with the global pandemic. In the first quarter of 2020, we recorded $2.3 million of charges related to the global pandemic.

(7)	In the second quarter of 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets.
(8)	In 2020, we incurred $3.8 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment.
(9)	In 2020, we recorded $3.6 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.
(10)	In the fourth quarter of 2020, we recognized $2.3 million of employer-related tax costs related to the aspirational plan compensation.
(11)	In the third quarter of 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(12)	We completed the acquisition of Sherwood Bedding on January 31, 2020 and designated this subsidiary as restricted under the 2019 Credit Agreement. For covenant compliance purposes, the Company included $0.3 million of EBITDA from this subsidiary for the one month prior to acquisition in our calculation of adjusted EBITDA per credit facility for the trailing twelve months ended December 31, 2020.
(13)	In the fourth quarter of 2019, we recorded an $8.9 million charge related to the donation of common stock at fair market value to certain public charities.
(14)	In the first half of 2019, we recorded $6.1 million of acquisition-related and other costs, primarily related to post acquisition restructuring charges and professional fees incurred in connection with the acquisition of substantially all of the net assets of iMS by an affiliate of ours.
(15)	In the fourth quarter of 2019, we incurred $0.7 million of professional fees in connection with the amendment of the senior secured credit facility.
(16)	In the fourth quarter of 2020, we recorded $2.3 million of other income related to the sale of a manufacturing facility. In the first quarter of 2019, we recorded $7.2 million of other income related to the sale of our interest in a subsidiary of the Asia-Pacific joint venture.

Under the 2019 Credit Agreement, the definition of adjusted EBITDA (which we refer to as "adjusted EBITDA per credit facility") contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the year ended December 31, 2020, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility was 1.68 times for the trailing twelve months ended December 31, 2020. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of December 31, 2020 and 2019. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	December 31, 2020	December 31, 2019
Total debt, net	$1,366.9	$1,540.0
Plus: Deferred financing costs (1)	3.4	7.0
Consolidated indebtedness	1,370.3	1,547.0
Less: Netted cash (2)	63.6	63.4
Consolidated indebtedness less netted cash	$1,306.7	$1,483.6

(1)	We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we added these costs back to total debt, net as calculated per the Consolidated Balance Sheets.
(2)	Netted cash includes cash and cash equivalents for domestic and foreign subsidiaries designated as restricted subsidiaries in the 2019 Credit Agreement.

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

We record an allowance for credit losses for amounts due from third parties that we do not expect to collect. We estimate the losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Other factors considered included historical write-off experience, current and projected economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms.

The credit environment in which our customers operate has been relatively stable over the past few years. Historically, less than 1.0% of net sales ultimately prove to be uncollectible. However, there have been signs of deterioration in the U.S. retail sector, with certain key retailer bankruptcies over the last few years. Total bad debt expense was $35.8 million in 2020, $29.3 million in 2019 and $31.3 million in 2018.

We regularly review the adequacy of our allowance for credit losses based on the latest information available and accrue losses from uncollectible receivables when such losses can reasonably be estimated. The allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. Our accounts receivable are substantially current and there were no significant changes to the aging of receivables as a result of the impact of the global pandemic. The allowance for credit losses included in accounts receivable, net in the accompanying Consolidated Balance Sheets was $71.6 million and $71.9 million as of December 31, 2020 and 2019, respectively. If circumstances change, for example, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer’s ability to meet our financial obligations, estimates of the recoverability of receivable amounts due could be reduced.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount and timing of future sales returns and uncollectible accounts. Our estimate of the amount and timing of sales returns and uncollectible accounts is based primarily on historical transaction experience.

We have not made any material changes in the accounting methodology we use to measure the estimated liability for sales returns and exchanges or credit losses during the past three fiscal years. On January 1, 2020, we adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which requires entities to estimate expected lifetime credit losses on financial assets and provide expanded disclosures. The adoption of this standard did not have a material impact on our consolidated financial statements.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to establish the liability for sales returns and exchanges and credit losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Income Taxes. Accounting for income taxes requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities.

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. A valuation allowance is recorded against certain deferred tax assets to reduce the consolidated deferred tax asset to an amount that will, more likely than not, be realized in future periods. At December 31, 2020 the valuation allowance of $33.5 million was primarily related to certain tax attributes and various foreign jurisdictions. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of foreign and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards.

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2020, our estimated gross unrecognized tax benefits were $118.6 million of which $106.0 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

We have been involved in a dispute with SKAT regarding the Danish Tax Matter for tax years 2001 through current. The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production process.

During 2018, we negotiated a settlement with SKAT (the "Settlement") for the tax years 2001 through 2011 (the "Settlement Years"). The Company and SKAT are currently discussing the appropriate administrative process required to implement the Settlement as it relates to the computation of interest. During this process, the Company continues to maintain an uncertain income tax liability on its balance sheet for tax and interest under the terms of the Settlement. In addition, we have entered into the APA Program for the tax years 2012 through 2022 in which the IRS, on our behalf, will negotiate directly with SKAT the royalty to be paid by the U.S. subsidiary to the Danish Subsidiary. We maintain an uncertain income tax liability the tax years 2012 through 2020 that are included in the APA Program. If we are required to further increase the uncertain tax liability for either or both periods based on a change in facts and circumstances, it could have a material impact on our reported earnings. Further, if the IRS and SKAT are unable to reach a mutually acceptable agreement with respect to the tax years included in the APA Program, we could be required to make a significant payment to SKAT for Danish tax related to such years, which could have a material adverse effect on our results of operations and liquidity.

Our liability for the Danish Tax Matter uncertain tax position is derived using a cumulative probability analysis with possible outcomes based on an evaluation of the facts and circumstances and applying the technical requirements applicable to U.S., Danish, and the international transfer pricing standards, taking into account both the U.S. and Danish income tax implications of such outcomes. For a description of these matters and additional information please refer to Note 12, "Income Taxes," to the accompanying Consolidated Financial Statements.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred or when required by accounting standards.

We test goodwill for impairment by comparing the book values to the fair value at the reporting unit level. Our reporting units are equivalent to our North America and International segments. We test individual indefinite-lived intangible assets by comparing the book values of each asset to the estimated fair value. If the fair value exceeds the carrying amount, then no impairment exists.

Using the quantitative approach, we make various estimates and assumptions in determining the estimated fair value of each reporting unit using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group, when externally quoted market prices are not readily available. Discounted cash flow models are reliant on various assumptions, including projected business results, long-term growth factors and weighted-average cost of capital. Management judgement is involved in estimating these variables, and they include inherent uncertainties as they are forecasting future events. We perform sensitivity analyses by using a range of inputs to confirm the reasonableness of the long-term growth rate and weighted average cost of capital. Additionally, we compare the indicated equity value to our market capitalization and evaluate the resulting implied control premium/discount to determine if the estimated enterprise value is reasonable compared to external market indicators.

We have not made any material changes in 2020 to our reporting units or the accounting methodology we use to assess impairment loss on goodwill and indefinite-lived intangible assets.

The most recent annual impairment tests performed as of October 1, 2020 indicated that the fair values of each of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic event were made or occurred with respect to one of our reporting units. Subsequent to our October 1, 2020 annual impairment test, no indications of impairment were identified.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1(f), "Derivative Financial Instruments," to the accompanying Consolidated Financial Statements for a summary of our foreign exchange forward contracts as of December 31, 2020.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes positively impacted our adjusted EBITDA per credit facility, which is a non-GAAP financial measure, by approximately 0.2% in the year ended December 31, 2020. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at December 31, 2020, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $8.0 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Effective June 30, 2018, we determined that the economy in Argentina is highly inflationary. Beginning July 1, 2018, the U.S. Dollar is the functional currency for our subsidiaries in Argentina. Remeasurement adjustments in a highly inflationary economy and other transactional gains and losses are reflected in net earnings and were not material for the year ended December 31, 2020. These subsidiaries are included in loss from discontinued operations, net of tax, on our Consolidated Statements of Income and are not material as of December 31, 2020.

Interest Rate Risk

On December 31, 2020, we had variable-rate debt of $448.9 million. A sensitivity analysis using a one hundred basis point increase in interest rates on our variable-rate debt as of December 31, 2020, and holding other variables consistent, would cause an estimated reduction in income before income taxes of $4.5 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize our interest rate risk and expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tempur Sealy International, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 19, 2021, expressed an unqualified opinion thereon.

Adoption of Accounting Standards

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.

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

Danish Tax Matter Uncertain Tax Position

Description of the Matter
As described in Note 12 to the consolidated financial statements, the Company’s liability for the Danish Tax Matter uncertain tax position, including interest and penalties, was approximately $187.5 million as of December 31, 2020. The Company's liability for the Danish Tax Matter uncertain tax position is derived using the cumulative probability analysis with possible outcomes based on an evaluation of the facts and circumstances and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards, taking into account both the U.S. and Danish income tax implications of such outcomes.

Auditing the measurement of the liability for the Danish Tax Matter uncertain tax position was complex and highly judgmental due to the significant judgment to measure the largest amount of benefit that is more likely than not to be realized upon ultimate settlement.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to measure the liability for the Danish Tax Matter uncertain tax position. For example, we tested management's review of inputs and calculations of the liability for the Danish Tax Matter uncertain tax position.

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
February 19, 2021

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)

	Year Ended December 31,
	2020	2019	2018
Net sales	$3,676.9	$3,106.0	$2,702.9
Cost of sales	2,038.5	1,763.8	1,582.2
Gross profit	1,638.4	1,342.2	1,120.7
Selling and marketing expenses	740.2	666.3	587.8
General, administrative and other expenses	382.5	345.1	294.2
Equity income in earnings of unconsolidated affiliates	(16.4)	(15.9)	(17.6)
Operating income	532.1	346.7	256.3

Other expense, net:
Interest expense, net	77.0	85.7	92.3
Loss on extinguishment of debt	5.1	—	—
Other income, net	(2.4)	(4.5)	(1.0)
Total other expense, net	79.7	81.2	91.3

Income from continuing operations before income taxes	452.4	265.5	165.0
Income tax provision	(102.6)	(74.7)	(49.6)
Income from continuing operations	349.8	190.8	115.4
Loss from discontinued operations, net of tax	—	(1.4)	(17.8)
Net income before non-controlling interests	349.8	189.4	97.6
Less: Net income (loss) attributable to non-controlling interests	1.0	(0.1)	(2.9)
Net income attributable to Tempur Sealy International, Inc.	$348.8	$189.5	$100.5

Earnings per common share:

Basic
Earnings per share for continuing operations	$1.68	$0.87	$0.54
Loss per share for discontinued operations	—	—	(0.08)
Earnings per share	$1.68	$0.87	$0.46

Diluted
Earnings per share for continuing operations	$1.64	$0.86	$0.54
Loss per share for discontinued operations	—	—	(0.08)
Earnings per share	$1.64	$0.86	$0.46

Weighted average common shares outstanding:
Basic	207.9	218.0	217.6
Diluted	212.3	221.6	220.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income before non-controlling interests	$349.8	$189.4	$97.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23.6	9.5	(18.9)
Net change in pension benefits, net of tax	(1.4)	(1.9)	(0.9)
Other comprehensive income (loss), net of tax	22.2	7.6	(19.8)
Comprehensive income	372.0	197.0	77.8
Less: Comprehensive income (loss) attributable to non-controlling interests	1.0	(0.1)	(2.9)
Comprehensive income attributable to Tempur Sealy International, Inc.	$371.0	$197.1	$80.7

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2020	December 31, 2019
ASSETS

Current Assets:
Cash and cash equivalents	$65.0	$64.9
Accounts receivable, net	383.7	372.0
Inventories	312.1	260.5
Prepaid expenses and other current assets	207.6	202.8
Total Current Assets	968.4	900.2
Property, plant and equipment, net	507.9	435.8
Goodwill	766.3	732.3
Other intangible assets, net	630.1	641.4
Operating lease right-of-use assets	304.3	245.4
Deferred income taxes	13.5	14.1
Other non-current assets	118.1	92.6
Total Assets	$3,308.6	$3,061.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$324.1	$251.7
Accrued expenses and other current liabilities	585.1	473.2
Income taxes payable	21.7	11.0
Current portion of long-term debt	43.9	37.4
Total Current Liabilities	974.8	773.3
Long-term debt, net	1,323.0	1,502.6
Long-term operating lease obligations	275.1	205.4
Deferred income taxes	90.4	102.1
Other non-current liabilities	131.8	118.0
Total Liabilities	2,795.1	2,701.4

Redeemable non-controlling interest	8.9	—

Stockholders' Equity:
Common stock, $0.01 par value, 300.0 million shares authorized; 283.8 million shares issued as of December 31, 2020 and 2019	2.8	2.8
Additional paid in capital	617.5	573.9
Retained earnings	2,045.6	1,703.3
Accumulated other comprehensive loss	(65.5)	(87.7)
Treasury stock at cost; 78.9 million and 75.1 million shares as of December 31, 2020 and 2019, respectively	(2,096.8)	(1,832.8)
Total stockholders' equity, net of non-controlling interests in subsidiaries	503.6	359.5
Non-controlling interests in subsidiaries	1.0	0.9
Total Stockholders' Equity	504.6	360.4
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$3,308.6	$3,061.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, December 31, 2017	$2.2	283.8	$2.8	74.7	$(1,737.2)	$506.2	$1,416.2	$(75.5)	$—	$112.5
Adoption of accounting standards effective January 1, 2018							(2.9)	(0.5)		(3.4)
Net income							100.5			100.5
Net loss attributable to non-controlling interests	(2.7)								(0.2)	(0.2)
Acquisition of non-controlling interest in subsidiary						—			3.1	3.1
Adjustment to pension liability, net of tax of $(0.1)								(0.4)		(0.4)
Foreign currency translation adjustments								(18.9)		(18.9)
Exercise of stock options				(0.2)	2.1	2.5				4.6
Issuances of PRSUs, RSUs, and DSUs				(0.2)	2.7	(2.7)				—
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(4.6)					(4.6)
Amortization of unearned stock-based compensation						24.8				24.8
Acquisition of non-controlling interest	0.5					(0.5)				(0.5)
Balance, December 31, 2018	$—	283.8	$2.8	74.4	$(1,737.0)	$530.3	$1,513.8	$(95.3)	$2.9	$217.5
Net income							189.5			189.5
Net loss attributable to non-controlling interests									(0.1)	(0.1)
Repurchase of interest in subsidiary									(1.9)	(1.9)
Adjustment to pension liability, net of tax of $(0.7)								(1.9)		(1.9)
Foreign currency translation adjustments								9.5		9.5
Exercise of stock options				(0.3)	4.8	13.0				17.8
Issuances of PRSUs, RSUs, and DSUs				(0.3)	3.7	(3.7)				—
Treasury stock repurchased				1.3	(102.3)					(102.3)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(3.4)					(3.4)
Amortization of unearned stock-based compensation						26.8				26.8
Charitable stock donation				(0.1)	1.4	7.5				8.9
Balance, December 31, 2019	$—	283.8	$2.8	75.1	$(1,832.8)	$573.9	$1,703.3	$(87.7)	$0.9	$360.4
Adoption of accounting standard effective January 1, 2020, net of tax							(6.5)			(6.5)
Net income							348.8			348.8
Net income attributable to non-controlling interests	0.9								0.1	0.1
Acquisition of non-controlling interest in subsidiary	8.4									—
Dividend paid to non-controlling interest in subsidiary	(0.4)									—
Adjustment to pension liability, net of tax of $(0.4)								(1.4)		(1.4)
Foreign currency translation adjustments								23.6		23.6
Exercise of stock options				(0.5)	9.6	(2.7)				6.9
Issuances of PRSUs, RSUs, and DSUs				(3.6)	58.2	(58.2)				—
Treasury stock repurchased				6.5	(285.9)					(285.9)
Treasury stock repurchased - PRSU/RSU/DSU releases				1.4	(45.9)					(45.9)
Amortization of unearned stock-based compensation						104.5				104.5
Balance, December 31, 2020	$8.9	283.8	$2.8	78.9	$(2,096.8)	$617.5	$2,045.6	$(65.5)	$1.0	$504.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$349.8	$189.4	$97.6
Loss from discontinued operations, net of tax	—	1.4	17.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98.0	89.7	87.1
Amortization of stock-based compensation	104.5	26.8	24.8
Amortization of deferred financing costs	3.2	2.4	2.3
Bad debt expense	35.8	29.3	31.3
Charitable stock donation	—	8.9	—
Deferred income taxes	(8.6)	(7.1)	6.0
Dividends received from unconsolidated affiliates	19.3	13.4	14.8
Equity income in earnings of unconsolidated affiliates	(16.4)	(15.9)	(17.6)
Loss on extinguishment of debt	2.3	—	—
Loss on sale of assets	(1.7)	1.0	3.3
Foreign currency adjustments and other	(0.5)	(5.2)	(2.1)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(55.7)	(76.0)	(46.3)
Inventories	(42.5)	(28.2)	(44.6)
Prepaid expenses and other assets	(19.4)	11.3	(14.4)
Operating leases, net	21.9	8.6	—
Accounts payable	63.0	(4.8)	28.7
Accrued expenses and other liabilities	90.5	67.3	43.2
Income taxes, net	11.2	2.5	(24.4)
Net cash provided by operating activities from continuing operations	654.7	314.8	207.5

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(111.3)	(88.2)	(73.6)
Acquisitions, net of cash acquired	(41.2)	(17.1)	—
Other	5.9	15.1	2.4
Net cash used in investing activities from continuing operations	(146.6)	(90.2)	(71.2)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	1,175.8	1,242.8	1,094.9
Repayments of borrowings under long-term debt obligations	(1,360.3)	(1,347.1)	(1,195.8)
Proceeds from exercise of stock options	6.9	17.8	4.6
Treasury stock repurchased	(331.8)	(105.7)	(4.6)
Payment of deferred financing costs	(1.3)	(3.2)	—
Repayments of finance lease obligations and other	(11.9)	(7.8)	(6.1)
Net cash used in financing activities from continuing operations	(522.6)	(203.2)	(107.0)

Net cash (used in) provided by continuing operations	(14.5)	21.4	29.3

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Operating cash flows	0.3	(2.0)	(24.4)
Investing cash flows	—	—	2.1
Net cash provided by (used in) discontinued operations	0.3	(2.0)	(22.3)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	14.3	(0.3)	(3.1)
Increase in cash and cash equivalents	0.1	19.1	3.9
CASH AND CASH EQUIVALENTS, beginning of period	64.9	45.8	41.9
CASH AND CASH EQUIVALENTS, end of period	65.0	64.9	45.8

Supplemental cash flow information:
Cash paid during the period for:
Interest	$79.0	$89.0	$91.8
Income taxes, net of refunds	$93.8	$73.8	$32.5
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

The Company designs, manufactures and distributes bedding products, which include mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company also derives income from royalties by licensing Sealy® and Stearns & Foster® brands, technology and trademarks to other manufacturers. The Company sells its products through two sales channels: Wholesale and Direct.

On November 24, 2020, the Company effected a four-for-one stock split to shareholders of record on November 10, 2020. All share and per share information (including share and per share information related to share-based compensation) has been retroactively adjusted to reflect the stock split, except for certain shares held as treasury stock that were not subject to the split.

(b) Basis of Consolidation. The accompanying financial statements include the accounts of Tempur Sealy International and its controlled subsidiaries. Intercompany balances and transactions have been eliminated.

The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have effective control, and consolidation is not otherwise required. The Company's equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income. Additionally, in October 2020, the Company entered into a 50.0% ownership joint venture to reacquire the rights and acquire the assets to manufacture, market and distribute Sealy® and Stearns & Foster® branded products in the United Kingdom.

(c) Use of Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies and changes in the prices of raw materials, can have a significant effect on operations.

(d) Adoption of New Accounting Standards.

Leases. Effective January 1, 2019, the Company adopted Accounting Standards Codification 842, Leases ("ASC 842"). ASC 842 consists of a comprehensive lease accounting standard requiring most leases to be recognized on the Consolidated Balance Sheet and significant new disclosures. The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed it to carry forward the historical lease classification.

Operating lease right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded within the Consolidated Balance Sheet and are expensed on a straight-line basis over the lease term within the Consolidated Statement of Income. The lease term is determined by assuming the exercise of renewal options that are reasonably certain. As most leases do not provide an implicit interest rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. When contracts contain lease and non-lease components, the Company generally accounts for both components as a single lease component.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The adoption of ASC 842 resulted in the recognition of right-of-use assets, net of prepaid lease payments and lease incentives, of $197.2 million and operating lease liabilities of $203.3 million as of January 1, 2019. Results for reporting periods beginning prior to January 1, 2019 continue to be reported in accordance with our historical accounting treatment. The adoption of ASC 842 did not have a material impact on the Company's results of operations, cash flows or debt covenants. For additional information, see Note 6, "Leases" of the Consolidated Financial Statements

Goodwill. Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2017-04, "Intangibles - Goodwill and Other (Topic 350)." The ASU simplifies the test for goodwill impairment, by eliminating Step 2 of the impairment test. Under ASU 2017-04, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill for the reporting unit. Adoption of this guidance did not have an impact on the Company's financial statements.

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

    (e) Foreign Currency. Assets and liabilities of non-U.S. subsidiaries, whose functional currency is the local currency, are translated into U.S. Dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the financial statements of foreign subsidiaries are included in accumulated other comprehensive loss ("AOCL"), a component of stockholders' equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and on the settlement date. These amounts are not considered material to the Consolidated Financial Statements.

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

The Company records derivative financial instruments on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in a derivative's fair value (i.e. unrealized gains or losses) are recorded each period in earnings unless the derivative qualifies as a hedge on future cash flows or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders' equity section of the Consolidated Balance Sheets as a component of AOCL and subsequently recognized in the Consolidated Statements of Comprehensive Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately.

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

The forward exchange contract assets and liabilities as of December 31, 2020 and 2019 were not material in any period presented.

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

(h) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method and consist of the following:

	December 31,
(in millions)	2020	2019
Finished goods	$170.2	$157.4
Work-in-process	12.6	10.8
Raw materials and supplies	129.3	92.3
	$312.1	$260.5

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

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2020	2019
Machinery and equipment	$419.6	$350.7
Land and buildings	359.7	317.8
Computer equipment and software	182.0	155.2
Furniture and fixtures	57.6	52.5
Construction in progress	72.0	65.0
Total property, plant and equipment	1,090.9	941.2
Accumulated depreciation	(583.0)	(505.4)
Total property, plant and equipment, net	$507.9	$435.8

Depreciation expense, which includes depreciation expense for finance and capital lease assets, for the Company was $80.5 million, $73.8 million and $71.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(j) Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not identify any impairments for the years ended December 31, 2020, 2019 and 2018.

(k) Goodwill and Other Intangible Assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate impairment may have occurred. The Company performs an annual impairment test on goodwill and indefinite-lived intangible assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. In conducting the impairment test for the North America and International reporting units, the fair value of each of the Company's reporting units is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, the goodwill is written down for the amount by which the carrying amount exceeds the fair value. However, the loss recognized cannot exceed the carrying amount of goodwill.

Using the quantitative approach, the Company makes various estimates and assumptions in determining the estimated fair value of each reporting unit using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group, when externally quoted market prices are not readily available. Discounted cash flow models are reliant on various assumptions, including projected business results, long-term growth factors and weighted-average cost of capital. Management judgement is involved in estimating these variables, and they include inherent uncertainties as they are forecasting future events. The Company performs sensitivity analyses by using a range of inputs to confirm the reasonableness of the long-term growth rate and weighted average cost of capital. Additionally, the Company compares the indicated equity value to its market capitalization and evaluates the resulting implied control premium/discount to determine if the estimated enterprise value is reasonable compared to external market indicators.

The Company also tests its indefinite-lived intangible assets, principally the Tempur and Sealy trade names. The Company tested both trade names for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates.

The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2020, 2019 and 2018, none of which resulted in the recognition of impairment charges. The most recent annual impairment tests performed as of October 1, 2020, indicated that the fair values of each of the Company's reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. For further information on goodwill and other intangible assets, refer to Note 4, "Goodwill and Other Intangible Assets."

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(l) Accrued Sales Returns. The Company allows product returns through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. The Company considers the impact of recoverable salvage value on sales returns by product in determining its estimate of future sales returns. The Company recognizes a return asset for the right to recover the goods returned by the customer. The right of return asset is recognized on a gross basis outside of the accrued sales returns and is not material to the Company's Consolidated Balance Sheets.

The Company had the following activity for accrued sales returns from December 31, 2018 to December 31, 2020:

(in millions)
Balance as of December 31, 2018	$34.3
Amounts accrued	112.4
Returns charged to accrual	(107.4)
Balance as of December 31, 2019	39.3
Amounts accrued	111.9
Returns charged to accrual	(106.3)
Balance as of December 31, 2020	$44.9

As of December 31, 2020 and 2019, $31.6 million and $26.2 million of accrued sales returns is included as a component of accrued expenses and other current liabilities and $13.3 million and $13.1 million of accrued sales returns is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

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

The Company had the following activity for its accrued warranty expense from December 31, 2018 to December 31, 2020:

(in millions)
Balance as of December 31, 2018	$36.4
Amounts accrued	29.4
Warranties charged to accrual	(24.2)
Balance as of December 31, 2019	41.6
Amounts accrued	24.3
Warranties charged to accrual	(21.7)
Balance as of December 31, 2020	$44.2

As of December 31, 2020 and 2019, $20.3 million and $19.4 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $23.9 million and $22.2 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(n) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of estimated lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2020, the Company's accounts receivable were substantially current, and there were no significant changes to the aging of receivables as a result of the impact of the global pandemic. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2018 to December 31, 2020.

(in millions)
Balance as of December 31, 2018	$47.6
Amounts accrued	29.3
Write-offs charged against the allowance	(5.0)
Balance as of December 31, 2019	71.9
ASU 2016-13 adoption impact (before tax)	8.9
Balance as of January 1, 2020	80.8
Amounts accrued	35.8
Write-offs charged against the allowance	(45.0)
Balance as of December 31, 2020	$71.6

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

(p) Cost of Sales. Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes shipping and handling costs associated with the delivery of goods to customers and costs associated with internal transfers between plant locations. Amounts included in cost of sales for shipping and handling were $223.1 million, $192.2 million and $169.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, cost of sales include royalties that the Company pays to other entities for the use of their names on products produced by the Company. For additional information, please refer to Note 2, "Net Sales." Royalty expense is not material to the Company's Consolidated Statements of Income.

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

(r) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $332.5 million, $280.5 million and $259.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Advertising costs include expenditures for shared advertising costs that the Company reimburses to customers under its integrated and cooperative advertising programs. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $4.7 million and $3.6 million as of December 31, 2020 and 2019, respectively.

(s) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were $23.1 million, $23.0 million and $21.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(t) Stock-based Compensation. The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation cost for restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and deferred stock units ("DSUs") is measured based on the closing fair market value of the Company's common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option's fair value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense for awards other than its PRSUs ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its PRSUs over the requisite service period if it is probable that the performance conditions will be satisfied. The Company recognizes forfeitures of awards as they occur. Further information regarding stock-based compensation can be found in Note 10, ":Stock-based Compensation."

(u) Treasury Stock. Subject to Delaware law, and the limitations in the 2019 Credit Agreement (as defined in Note 5, "Debt") and the Company's other debt agreements, the Board of Directors may authorize share repurchases of the Company’s common stock. Purchases made pursuant to these authorizations may be carried out through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company deems appropriate. Shares repurchased under such authorizations are held in treasury for general corporate purposes, including issuances under various employee stock-based award plans. On February 1, 2016, the Board of Directors authorized a share repurchase program pursuant to which the Company was permitted to repurchase shares of Tempur Sealy International's common stock. Treasury stock is accounted for under the cost method and reported as a reduction of stockholders’ equity. The authority provided under the share repurchase program may be suspended, limited or terminated at any time without notice. Please refer to Note 8, "Stockholders' Equity", for additional information.

(v) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at two of its active Sealy plants and ten previously-closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation ("PBO"). The PBO represents the actuarial present value of benefits expected to be paid upon

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company's estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.

(2) Net Sales

    The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the years ended December 31.

	Twelve Months Ended December 31, 2020
(in millions)	North America	International	Consolidated
Channel
Wholesale	$2,806.7	$379.1	$3,185.8
Direct	352.5	138.6	491.1
Net sales	$3,159.2	$517.7	$3,676.9

	North America	International	Consolidated
Product
Bedding	$2,956.3	$397.5	$3,353.8
Other	202.9	120.2	323.1
Net sales	$3,159.2	$517.7	$3,676.9

	North America	International	Consolidated
Geographical region
United States	$2,886.6	$—	$2,886.6
All other	272.6	517.7	790.3
Net sales	$3,159.2	$517.7	$3,676.9

	Twelve Months Ended December 31, 2019
(in millions)	North America	International	Consolidated
Channel
Wholesale	$2,343.5	$373.6	$2,717.1
Direct	260.0	128.9	388.9
Net sales	$2,603.5	$502.5	$3,106.0

	North America	International	Consolidated
Product
Bedding	$2,448.8	$388.2	$2,837.0
Other	154.7	114.3	269.0
Net sales	$2,603.5	$502.5	$3,106.0

	North America	International	Consolidated
Geographical region
United States	$2,312.1	$—	$2,312.1
All other	291.4	502.5	793.9
Net sales	$2,603.5	$502.5	$3,106.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Twelve Months Ended December 31, 2018
(in millions)	North America	International	Consolidated
Channel
Wholesale	$2,059.5	$392.6	$2,452.1
Direct	147.5	103.3	250.8
Net sales	$2,207.0	$495.9	$2,702.9

	North America	International	Consolidated
Product
Bedding	$2,069.5	$385.8	$2,455.3
Other	137.5	110.1	247.6
Net sales	$2,207.0	$495.9	$2,702.9

	North America	International	Consolidated
Geographical region
United States	$1,928.8	$—	$1,928.8
All Other	278.2	495.9	774.1
Net sales	$2,207.0	$495.9	$2,702.9

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

The Wholesale channel also includes income from royalties derived by licensing Sealy® and Stearns & Foster® brands, technology and trademarks to other manufacturers. The licenses include rights for the licensees to use trademarks as well as current proprietary or patented technology that the Company utilizes. The Company also provides its licensees with product specifications, research and development, statistical services and marketing programs. The Company recognizes royalty income based on the occurrence of sales of Sealy® and Stearns & Foster® branded products by various licensees. Royalty income was $21.9 million, $22.6 million and $20.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In certain jurisdictions, the Company is subject to certain non-income taxes including, but not limited to, sales tax, value added tax, excise tax and other taxes. These taxes are excluded from the transaction price, and therefore, excluded from revenue. The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by Topic 606. Accordingly, the Company reflects all amounts billed to customers for shipping and handling in revenue and the costs of fulfillment in cost of sales. Amounts included in net sales for shipping and handling were $14.4 million, $19.3 million and $13.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(3) Acquisitions and Divestitures

Acquisition of Sherwood Bedding

On January 31, 2020, the Company acquired an 80% ownership interest in a newly formed limited liability company containing substantially all of the assets of the Sherwood Bedding business for a cash purchase price of $39.1 million, which included $1.2 million of cash acquired. The Company accounted for this transaction as a business combination. The final allocation of the purchase price is based on the fair values of the assets acquired and liabilities assumed as of January 31, 2020, which included the following:

(in millions)
Working capital (accounts receivable and inventory, net of accounts payable and accrued liabilities)	$5.8
Property and equipment	10.1
Goodwill	26.7
Customer relationships intangible assets	3.7
Operating lease right-of-use assets	19.9
Operating lease liabilities	(19.9)
Non-controlling interest	(8.4)
Purchase price, net of cash acquired	$37.9

Goodwill is calculated as the excess of the purchase price over the net assets acquired and primarily represents the private label product growth opportunities and expected synergistic manufacturing benefits to be realized from the acquisition. The goodwill is deductible for income tax purposes and is included within the North American reporting unit for goodwill impairment assessments.

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

Goodwill is calculated as the excess of the purchase price over the net assets acquired and primarily represents the growth opportunities and expected retail synergistic benefits to be realized from the acquisition.  The goodwill is deductible for income tax purposes and is included within the North American reporting unit for goodwill impairment assessments.
As a result of the acquisition, the Company acquired trade names and customer database of $2.1 million.

(4) Goodwill and Other Intangible Assets

The following summarizes the Company's goodwill by reportable segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2018	$576.7	$146.3	$723.0
Goodwill resulting from acquisitions	2.4	5.4	7.8
Foreign currency translation adjustments and other	2.8	(1.3)	1.5
Balance as of December 31, 2019	$581.9	$150.4	$732.3
Goodwill resulting from acquisition	26.7	—	26.7
Foreign currency translation adjustments and other	1.7	5.6	7.3
Balance as of December 31, 2020	$610.3	$156.0	$766.3

The following table summarizes information relating to the Company’s other intangible assets, net:

($ in millions)		December 31, 2020			December 31, 2019
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade names		$560.7		$560.7	$559.5		$559.5
Amortized intangible assets:
Contractual distributor relationships	15	85.7	44.5	41.2	85.5	38.7	46.8
Technology and other	4-10	91.3	75.9	15.4	91.1	68.7	22.4
Patents, other trademarks and other trade names	5-20	28.7	21.3	7.4	27.9	18.6	9.3
Customer databases, relationships and reacquired rights	2-5	35.1	29.7	5.4	30.9	27.5	3.4
Total		$801.5	$171.4	$630.1	$794.9	$153.5	$641.4

Amortization expense relating to intangible assets for the Company was $17.5 million, $15.9 million and $15.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is recorded in general, administrative and other expenses in the Company's Consolidated Statements of Income. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Estimated annual amortization of intangible assets is expected to be as follows for the years ending December 31:

(in millions)
2021	$20.0
2022	14.2
2023	8.2
2024	6.6
2025	6.5
Thereafter	13.9
Total	$69.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(5) Debt

Debt for the Company consists of the following:

(in millions)	December 31, 2020		December 31, 2019
Debt:	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$409.1	(1)	$425.0	(2)	October 16, 2024
Revolver	—	(1)	—	(2)	October 16, 2024
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	250.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	33.9	(3)	—	(3)	April 6, 2021
Finance lease obligations (4)	71.4		64.1		Various
Other	5.9		7.9		Various
Total debt	1,370.3		1,547.0
Less: Deferred financing costs	3.4		7.0
Total debt, net	1,366.9		1,540.0
Less: Current portion	43.9		37.4
Total long-term debt, net	$1,323.0		$1,502.6

(1)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2020.
(2)	Interest at LIBOR plus applicable margin of 1.625% as of December 31, 2019.
(3)	Interest at one month LIBOR index plus 80 basis points.
(4)	Finance lease obligations are a non-cash financing activity. Refer to Note 6, "Leases."

2019 Credit Agreement

On October 16, 2019, the Company entered into the 2019 Credit Agreement with a syndicate of banks. The 2019 Credit Agreement replaced the Company's 2016 Credit Agreement. The 2019 Credit Agreement provides for a $425.0 million revolving credit facility, a $425.0 million term loan facility and an incremental facility in an aggregate amount of up to $550.0 million plus the amount of certain prepayments plus an additional unlimited amount subject to compliance with a maximum consolidated secured leverage ratio test. The 2019 Credit Agreement has a $60.0 million sub-facility for the issuance of letters of credit. Total availability under the revolving facility was $424.9 million, after a $0.1 million reduction for outstanding letters of credit.

Borrowings under the 2019 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other subsidiary borrowers, at either Base Rate or LIBOR plus the applicable margin. For the revolving credit facility and the term loan facility (a) the initial applicable margin for Base Rate advances was 0.625% per annum and the initial applicable margin for LIBOR advances was 1.625% per annum, and (b) following the delivery of financial statements for the fiscal quarter ending December 31, 2020, such applicable margins that are determined by a pricing grid based on the consolidated total net leverage ratio of the Company.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The 2019 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated indebtedness less netted cash (as defined below). Consolidated indebtedness includes debt recorded on the Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding in excess of $40.0 million and other short-term debt. The Company is allowed to subtract from consolidated indebtedness an amount equal to 100.0% of the domestic and foreign unrestricted cash ("netted cash"), the aggregate of which cannot exceed $200.0 million at the end of the reporting period. As of December 31, 2020, netted cash was $63.6 million. As of December 31, 2020, the Company's consolidated total net leverage ratio was 1.68 times, within the covenant in the Company's debt agreements which limits this ratio to 5.00 times.

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

The Company was in compliance with all applicable covenants in the 2019 Credit Agreement at December 31, 2020.

The maturity date of the 2019 Credit Agreement is October 16, 2024. On February 2, 2021 the Company entered into an amendment to the 2019 Credit Agreement. The amendment provides for an increase to the revolving credit facility from $425.0 million to $725.0 million. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed from time to time until the maturity date. The term loan facility is subject to quarterly amortization as set forth in the 2019 Credit Agreement. In addition, the term loan facility is subject to mandatory prepayment in connection with certain debt issuances, asset sales and casualty events, subject to certain reinvestment rights. Voluntary prepayments and commitment reductions under the 2019 Credit Agreement are permitted at any time without payment of any prepayment premiums.

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

    2023 Senior Notes

On September 24, 2015, Tempur Sealy International issued $450.0 million aggregate principal amount of 5.625% 2023 Senior Notes in a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2023 Senior Notes were issued pursuant to an indenture, dated as of September 24, 2015 (the "2023 Indenture"), among Tempur Sealy International, the Combined Guarantor Subsidiaries (the Combined Guarantor Subsidiaries are the same under the 2026 Indenture, the 2023 Indenture and the 2020 Indenture), and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2023 Senior Notes are general unsecured senior obligations of Tempur Sealy International and are guaranteed on a senior unsecured basis by the Combined Guarantor Subsidiaries. The 2023 Senior Notes mature on October 15, 2023, and interest is payable semi-annually in arrears on each April 15 and October 15, which began on April 15, 2016. The gross proceeds from the 2023 Senior Notes were used to refinance a portion of the term loan debt under the 2012 Credit Agreement and to pay related fees and expenses.

Since October 15, 2018, Tempur Sealy International has had the option to redeem all or a portion of the 2023 Senior Notes at any time. The initial redemption price is 104.219% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2018 until it becomes 100.0% of the principal amount beginning on October 15, 2021. On November 9, 2020, the Company redeemed the first $200.0 million of the issued and outstanding 2023 Notes at 101.406% of the principal amount, plus the accrued and unpaid interest. On January 13, 2021, the Company redeemed $125.0 million of the remaining $250.0 million issued and outstanding 2023 Senior Notes at 101.406% of the principal amount, plus the accrued and unpaid interest. On February 8, 2021 the Company redeemed the remaining $125.0 million of its 2023 Senior Notes at 101.406% of the principal amount, plus the accrued and unpaid interest.

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

Securitized Debt

On April 12, 2017, the Company and certain of its subsidiaries entered into a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended the "Accounts Receivable Securitization"). In connection with this transaction, Tempur Sealy International and its wholly-owned special purpose subsidiary, Tempur Sealy Receivables, LLC, entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on the seasonality of the Company's accounts receivable and is subject to an overall limit of $120.0 million. The Accounts Receivable Securitization matures April 6, 2021. The Company is in the process of refinancing this facility. Borrowings under this facility are classified as long-term debt within

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the Consolidated Balance Sheets at December 31, 2020, based on the Company's ability and intent to refinance on a long-term basis.

The obligations of the Company and its relevant subsidiaries under the Accounts Receivable Securitization are secured by the accounts receivable and certain related rights and the facility agreements contain customary events of default. The accounts receivable continue to be owned by the Company and its subsidiaries and continue to be reflected as assets on the Company's Consolidated Balance Sheets and represent collateral up to the amount of the borrowings under this facility.

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

	Fair Value
(in millions)	December 31, 2020	December 31, 2019
2023 Senior Notes	$255.1	$464.2
2026 Senior Notes	625.4	634.9

Deferred Financing Costs

The Company capitalizes costs associated with the issuance of debt and amortizes these costs as additional interest expense over the lives of the debt instruments using the effective interest method. These costs are recorded as deferred financing costs as a direct reduction from the carrying amount of the corresponding debt liability in the accompanying Consolidated Balance Sheets and the related amortization is included in interest expense, net in the accompanying Consolidated Statements of Income. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs. As a result of the redemption of $200.0 million of the 2023 Senior Notes, the Company expensed $2.3 million of deferred financing costs, which are included within loss on extinguishment of debt in the Consolidated Statement of Income for the twelve months ended December 31, 2020.

Future Obligations

As of December 31, 2020, the scheduled maturities of long-term debt outstanding, excluding finance lease obligations, for each of the next five years and thereafter are as follows:

(in millions)
2021	$66.4
2022	21.3
2023	281.9
2024	329.3
2025	—
Thereafter	600.0
Total	$1,298.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(6) Leases

The Company leases retail stores, manufacturing and distribution facilities, office space and equipment under operating and finance lease agreements. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to several years, with the longest renewal period extending through 2034. The exercise of lease renewal options are at the Company's sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Consolidated Balance Sheet as of December 31, 2020 and 2019:

(in millions)		December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$304.3	$245.4
Finance lease assets	Property, plant and equipment, net	61.2	54.4
Total leased assets		$365.5	$299.8

Liabilities
Short-term:
Operating lease obligations	Accrued expenses and other current liabilities	$61.0	$50.8
Finance lease obligations	Current portion of long-term debt	11.4	8.2
Long-term:
Operating lease obligations	Long-term operating lease obligations	275.1	205.4
Finance lease obligations	Long-term debt, net	60.0	55.9
Total lease obligations		$407.5	$320.3

The following table summarizes the classification of lease expense in the Company's Consolidated Statements of Income for the years ended December 31, 2020 and 2019:

	Twelve Months Ended
(in millions)	December 31, 2020	December 31, 2019
Operating lease expense:
Operating lease expense	$75.4	$63.8
Short-term lease expense	11.1	9.0
Variable lease expense	22.2	18.8
Finance lease expense:
Amortization of right-of-use assets	9.3	8.5
Interest on lease obligations	4.7	4.7
Total lease expense	$122.7	$104.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the scheduled maturities of lease obligations as of December 31, 2020:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2021	$74.1	$15.3	$89.4
2022	67.9	13.4	81.3
2023	55.5	10.7	66.2
2024	46.0	8.6	54.6
2025	39.3	7.7	47.0
Thereafter	112.3	34.2	146.5
Total lease payments	395.1	89.9	485.0
Less: Interest	(59.0)	(18.5)	(77.5)
Present value of lease obligations	$336.1	$71.4	$407.5

The following table provides lease term and discount rate information related to operating and finance leases as of December 31, 2020:

December 31, 2020
Weighted average remaining lease term (years):
Operating leases	6.66
Finance leases	7.91

Weighted average discount rate:
Operating leases	4.90%
Finance leases	5.80%

The following table provides supplemental information related to the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019:

	Twelve Months Ended
(in millions)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases (a)	$70.1	$62.7
Operating cash flows paid for finance leases	$4.7	$3.7
Financing cash flows paid for finance leases	$10.2	$7.7

Right-of-use assets obtained in exchange for new operating lease obligations	$109.4	$60.9
Right-of-use assets obtained in exchange for new finance lease obligations	$17.6	$4.1
(a)Operating cash flows paid for operating leases are included within the change in other assets and liabilities within the Consolidated Statement of Cash Flows offset by non-cash right-of-use asset amortization and lease liability accretion.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(7) Retirement Plans

401(k) Plan

The Company has a defined contribution plan ("the 401(k) Plan") whereby eligible employees may contribute up to 85.0% of their pay subject to certain limitations as defined by the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan upon hire and are eligible to receive matching contributions upon six months of continuous employment with the Company. The 401(k) Plan provides a 100.0% match of the first 3.0% and 50.0% of the next 2.0% of eligible employee contributions. The match for union employees is based on the applicable collective bargaining arrangement. All matching contributions vest immediately. The Company incurred $5.8 million, $6.0 million and $5.8 million of expenses associated with the 401(k) Plan for the years ended December 31, 2020, 2019 and 2018, respectively, which are included in the Consolidated Statements of Income.

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

The long-term rate of return for the Plans is based on the weighted average of the Plans’ investment allocation and the historical returns for those asset categories. Because future compensation levels are not a factor in these Plans' benefit formulas, the accumulated benefit obligation is equal to the projected benefit obligation as reported below. The discount rate is based on the returns on long-term bonds in the private sector and incorporates a long-term inflation rate. Summarized information for the Plans follows:

    Expenses and Status

The Company recognizes the service cost component of net periodic pension cost within general, administrative and other expenses and all other components of net periodic pension cost are recognized within other income, net, in the accompanying Consolidated Statements of Income. Components of total net periodic pension cost for the years ended December 31 were as follows:

(in millions)	2020	2019	2018
Service cost	$1.1	$0.9	$1.0
Interest cost	1.1	1.2	1.1
Expected return on assets	(1.5)	(1.3)	(1.5)
Amortization of prior service cost	0.1	0.1	0.1
Amortization of net gain	0.1	0.1	—
Net periodic pension cost	$0.9	$1.0	$0.7

The other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, for the years ended December 31 were:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)	2020	2019	2018
Net loss	$1.9	$2.2	$0.6
New prior service cost	0.1	0.6	0.1
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Amortization or settlement recognition of net loss	(0.1)	(0.1)	—
Total recognized in other comprehensive loss	$1.8	$2.6	$0.6

The following assumptions, calculated on a weighted-average basis, were used to determine net periodic pension cost for the Company’s Plans for the years ended December 31:

	2020	2019	2018
Discount rate (a)	3.16%	4.10%	3.58%
Expected long-term return on plan assets (b)	5.37%	6.16%	6.25%
(a)The discount rates used in 2020 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 3.15% and 3.20%, respectively. The discount rates used in 2019 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 4.16% and 3.90%, respectively. The discount rates used in 2018 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 3.54% and 3.70%.
(b)The expected long-term return on plan assets in 2020 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 5.75% and 4.30%, respectively. The discount rates used in 2019 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 6.50% and 5.00%, respectively. The discount rates used in 2018 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 6.50% and 5.50%, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    Obligations and Funded Status

The measurement date for the Company's Plans is December 31. The funded status of the Plans as of December 31 was as follows:

(in millions)	2020	2019
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$36.9	$30.0
Service cost	1.1	0.9
Interest cost	1.1	1.2
Plan amendments	0.1	0.5
Actuarial loss	4.6	5.5
Benefits paid	(1.3)	(1.3)
Expenses paid	(0.1)	(0.1)
Foreign currency exchange rate changes	0.1	0.2
Projected benefit obligation at end of year	$42.5	$36.9
Change in Plan Assets:
Fair value of plan assets at beginning of year	$27.0	$22.2
Actual return on plan assets	4.2	4.6
Employer contribution	1.4	1.4
Benefits paid	(1.3)	(1.3)
Expenses paid	(0.1)	(0.1)
Foreign currency exchange rate changes	0.1	0.2
Fair value of plan assets at end of year	$31.3	$27.0
Funded status	$(11.2)	$(9.9)

The Company’s defined benefit pension plan for U.S. Sealy employees is underfunded. As of December 31, 2020, the projected benefit obligation and fair value of plan assets were $37.7 million and $26.5 million, respectively. As of December 31, 2019, the projected benefit obligation and fair value of plan assets were $32.6 million and $22.6 million, respectively. As of December 31, 2020, the projected benefit obligation and fair value of plan assets for the Sealy Canada Ltd. pension plan were $4.8 million and $4.8 million, respectively. As of December 31, 2019, the projected benefit obligation and fair value of plan assets for the Sealy Canada Ltd. pension plan were $4.3 million and $4.4 million, respectively.

The accumulated benefit obligation for all pension plans was $42.5 million at December 31, 2020 and $36.9 million at December 31, 2019.

The following table represents amounts recorded in the Consolidated Balance Sheets:

	December 31,
(in millions)	2020	2019
Amounts recognized in the Consolidated Balance Sheets:
Non-current benefit liability	$11.2	$10.0
Non-current benefit asset	—	0.1

The following assumption, calculated on a weighted-average basis, was used to determine benefit obligations for the Company’s defined benefit pension plans as of December 31:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2020	2019
Discount rate (a)	2.47%	3.16%
(a)The discount rates used in 2020 to determine the benefit obligations for the U.S. retirement plan and Canadian retirement plan were 2.43% and 2.80%, respectively. The discount rates used in 2019 to determine the benefit obligations for the U.S. and Canadian defined benefit pension plans were 3.15% and 3.20%, respectively.

No material amounts are expected to be reclassified from AOCL to be recognized as components of net income during 2021.

Plan Contributions and Expected Benefit Payments

During 2021, the Company expects to contribute $1.1 million to the Company's Plans from available cash and cash equivalents.

The following table presents estimated future benefit payments:

(in millions)
Fiscal 2021	$1.0
Fiscal 2022	1.1
Fiscal 2023	1.2
Fiscal 2024	1.2
Fiscal 2025	1.3
Fiscal 2026 ‑ Fiscal 2029	8.0

Pension Plan Asset Information

Investment Objective and Strategies

The Company's investment objectives are to minimize the volatility of the value of the Company's pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits. Target and actual asset allocations are as follows:

	2020 Target	2020 Actual
Common/collective trust consisting primarily of:
Equity securities	60.0%	56.6%
Debt securities	40.0%	43.1%
Other	—%	0.3%
Total plan assets	100.0%	100.0%

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

    Expected Long-Term Return on Plan Assets

The expected long-term return assumption at December 31, 2020 was 5.75% for the defined benefit pension plan for U.S. Sealy employees and 4.30% for the defined benefit pension plan for Sealy Canada, Ltd. The expected long-term return assumption is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. The assumption considers various sources, primarily inputs from advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of the Company's investment strategy by plan.

The investments in plan assets primarily consist of common collective trusts and money market funds. Investments in common collective trusts and money market funds are valued at the net asset value ("NAV") per share or unit multiplied by the number of shares or units held as of the measurement date. The determination of NAV for the common/collective trusts includes market pricing of the underlying assets as well as broker quotes and other valuation techniques that represent fair value as determined by the respective administrator of the common/collective trust. Management has determined that the NAV is an appropriate estimate of the fair value of the common collective trusts at December 31, 2020 and 2019, based on the fact that the common/collective trusts are audited and accounted for at fair value by the administrators of the respective common/collective trusts.  The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair value. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the Consolidated Balance Sheet dates.

    The fair value of the Company’s plan assets, all valued at NAV, at December 31 by asset category was as follows:

(in millions)	2020	2019
Asset Category
Common/collective trust
U.S. equity	$6.5	$5.5
International equity	11.2	9.5
Total equity based funds	17.7	15.0
Common/collective trust - fixed income	13.5	11.9
Money market funds	0.1	0.1
Total	$31.3	$27.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    Multi‑Employer Benefit Plans

Approximately 22.6% of the Company's domestic employees are represented by various labor unions with separate collective bargaining agreements. Hourly employees working at six of the Company's domestic manufacturing facilities are covered by union sponsored retirement plans. Further, employees working at three of the Company's domestic manufacturing facilities are covered by union sponsored health and welfare plans. These plans cover both active employees and retirees. Through the health and welfare plans, employees receive medical, dental, vision, prescription and disability coverage. The Company's cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The expense recognized by the Company for such contributions for the years ended December 31 was follows:

(in millions)	2020	2019	2018
Multi‑employer retirement plan expense	$4.6	$4.3	$3.9
Multi‑employer health and welfare plan expense	3.4	3.8	3.6

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

The following table presents information regarding the multi‑employer pension plans that are significant to the Company for the years ended December 31, 2020 and 2019, respectively:

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2020	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2020	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/20	Red	Implemented	$1.5	No	2023	2018, 2019, 2020
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/19	Red	Implemented	$1.1	Yes, 10.0%	2022	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/19	Red	Implemented	$1.0	Yes, 10.0%	2021	N/A

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2019	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2019	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/19	Red	Implemented	$1.1	No	2020	2017, 2018, 2019
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/18	Red	Implemented	$1.0	Yes, 10.0%	2022	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/18	Red	Implemented	$0.8	Yes, 10.0%	2021	N/A

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)     The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan's current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage of less than 65.0%. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80.0%, or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80.0% and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year end rather than the Company's. The zone status listed for each plan is based on information that the Company received from that plan and is certified by that plan’s actuary for the most recent year available.
(2)     Funding Improvement Plan or Rehabilitation Plan as defined in the Employee Retirement Income Security Act of 1974 has been implemented or is pending.
(3)     Indicates whether the Company paid a surcharge to the plan in the most current year due to funding shortfalls and the amount of the surcharge.
(4)     The Company represented more than 5.0% of the total contributions for the most recent plan year available. For year ended December 31, 2018, the Company contributed $0.7 million to the plan.

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

(b) Treasury Stock. As of December 31, 2020, the Company had approximately $201.6 million remaining under an existing share repurchase program initially authorized by the Board of Directors in 2016. The Company repurchased 6.5 million shares and 1.3 million shares, under the program, for approximately $285.9 million and $102.3 million during the years ended December 31, 2020 and 2019, respectively. In February 2021, the Board of Directors authorized an increase to our share repurchase authorization to bring the total authorization to $400.0 million. The Company did not repurchase any shares under the program during the year ended December 31, 2018.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during the years ended December 31, 2020, 2019 and 2018, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $45.9 million, $3.4 million and $4.6 million in treasury stock acquired during the years ended December 31, 2020, 2019 and 2018, respectively.

(c) Charitable Stock Donation. In the fourth quarter of 2019, the Company recorded an $8.9 million charge, recorded in General, administrative and other expenses, related to the donation of 100,000 shares of its common stock at fair market value to certain public charities.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(d) AOCL. AOCL consisted of the following:

	Year Ended December 31,
(in millions)	2020	2019	2018
Foreign Currency Translation
Balance at beginning of period	$(82.2)	$(91.7)	$(72.8)
Other comprehensive loss:
Foreign currency translation adjustments (1)	23.6	9.5	(18.9)
Balance at end of period	$(58.6)	$(82.2)	$(91.7)

Pension Benefits
Balance at beginning of period	$(5.5)	$(3.6)	$(2.7)
Other comprehensive loss:
Net change from period revaluation	(1.8)	(2.6)	(0.4)
Tax benefit (2)	0.4	0.7	0.1
Total other comprehensive loss before reclassifications, net of tax	(1.4)	(1.9)	(0.3)
Net amount reclassified to earnings	—	—	—
U.S tax reform - reclassification to retained earnings upon adoption of ASU No. 2018-02	—	—	(0.5)
Tax expense (2)	—	—	(0.1)
Total amount reclassified from accumulated other comprehensive loss, net of tax	—	—	(0.6)
Total other comprehensive loss	(1.4)	(1.9)	(0.9)
Balance at end of period	$(6.9)	$(5.5)	$(3.6)

(1)In 2020, 2019 and 2018, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)These amounts were included in the income tax provision in the accompanying Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(9) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in millions)	2020	2019
Taxes	$150.4	$136.0
Wages and benefits	102.5	79.5
Advertising	74.4	56.9
Operating leases obligations	61.0	50.8
Other	196.8	150.0
	$585.1	$473.2

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

On May 11, 2017, the Company's stockholders approved the amendment and restatement of the original 2013 Plan. The 2013 Plan provides for grants of stock options to purchase shares of common stock to employees and directors of the Company. The 2013 Plan may be administered by the Compensation Committee of the Board of Directors, by the Board of Directors directly, or, in certain cases, by an executive officer or officers of the Company designated by the Compensation Committee. The shares issued or to be issued under the 2013 Plan may be either authorized but unissued shares of the Company's common stock or shares held by the Company in its treasury. Tempur Sealy International may issue a maximum of 34.8 million shares of common stock under the 2013 Plan, subject to certain adjustment provisions. The maximum number of shares of common stock has been adjusted to include 26.1 million additional shares as a result of the four-for-one stock-split that occurred on November 24, 2020.

The Amended and Restated 2003 Equity Incentive Plan, as amended (the "2003 Plan"), was administered by the Compensation Committee of the Board of Directors, which, together with the Board of Directors, had the exclusive authority to administer the 2003 Plan, including the power to determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting and performance of forfeiture restrictions, in each case subject to the terms of the 2003 Plan. Any of the Company's employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee, were eligible to be selected to participate in the 2003 Plan. Tempur Sealy International allowed a maximum of 46.0 million shares of its common stock under the 2003 Plan to be issued. In May 2013, the Company's Board of Directors adopted a resolution that prohibited further grants under the 2003 Plan. The maximum allowed shares of common stock under the 2003 Plan has been adjusted to include 34.5 million additional shares as a result of the four-for-one stock-split that occurred on November 24, 2020.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company's stock-based compensation expense for the year ended December 31, 2020 included PRSUs, stock options, RSUs and DSUs. A summary of the Company’s stock-based compensation expense is presented below:

	Year Ended December 31,
(in millions)	2020	2019	2018
PRSU expense	$77.4	$1.4	$2.5
Stock option expense	4.9	4.9	6.7
RSU/DSU expense	22.2	20.5	15.6
Total stock-based compensation expense	$104.5	$26.8	$24.8

Performance Restricted Stock Units

    A summary of the Company's PRSU activity and related information for the years ended December 31, 2020 and 2019 is presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2018	8.0	$15.27
Granted	0.3	21.35
Vested	—	—
Forfeited	(4.8)	17.74
Awards unvested at December 31, 2019	3.5	15.02
Granted	3.5	21.39
Vested	(3.4)	15.03
Forfeited	—	—
Awards unvested at December 31, 2020	3.6	$21.18

The Company grants PRSUs to executive officers and certain members of management. The Company granted PRSUs during the years ended December 31, 2020, 2019 and 2018. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals.

During the first quarter of 2020, the Company granted 0.6 million PRSUs at target at a weighted average grant date fair value of $21.39 per share with a performance January 1, 2020 through December 31, 2020 as a component of the long-term incentive plan ("2020 PRSUs"). For the year ended December 31, 2020, the Company recognized stock-based compensation expense related to the 2020 PRSUs, as the Company achieved the maximum specified performance target for the performance period.

During 2017, the Company granted executive officers and certain members of management PRSUs if the Company achieves a certain level of adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") during four consecutive fiscal quarters as described below (the "2019 Aspirational Plan PRSUs"). Adjusted EBITDA is defined as the Company’s "Consolidated EBITDA" as such term is defined in the Company’s 2016 Credit Agreement. The 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2018 and December 31, 2019 (the “First Designated Period”). At the end of the First Designated Period, the Adjusted EBITDA targets were not met. As a result, one-half of the total 2019 Aspirational Plan PRSUs are no longer available for vesting based on performance and were forfeited in 2019.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Vesting for the remaining one-half of the total 2019 Aspirational Plan PRSUs was based on the highest Adjusted EBITDA per credit facility in any four consecutive fiscal quarter period ending between (and including) March 31, 2020 and December 31, 2020 (the "Second Designated Period"). On November 16, 2020, the Compensation Committee of the Board of Directors determined that the maximum performance condition was achieved during the Second Designated Period. The 2019 Aspirational Plan PRSUs vested on December 15, 2020. The Company recorded $45.2 million of stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the third quarter of 2020, as it became probable the Company would achieve the highest specified performance target. The amount recognized in the third quarter represents the cumulative catch-up adjustment. The Company recognized an additional $4.2 million of stock-based compensation expense in the fourth quarter of 2020 commensurate with the remaining requisite service period.

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options granted. During the year ended December 31, 2020 and 2019, no stock options were granted. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2020, 2019 and 2018 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of Tempur Sealy International’s common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award. The Company uses historical data to determine these assumptions.

	Year Ended December 31,
	2020	2019	2018
Expected volatility range of stock	N/A	N/A	39.8% - 40.1%
Expected life of option, range in years	N/A	N/A	5
Risk-free interest range rate	N/A	N/A	2.2% - 2.8%
Expected dividend yield on stock	N/A	N/A	—%

A summary of the Company's stock option activity under the 2003 Plan and 2013 Plan for the years ended December 31, 2020 and 2019 is presented below:

(in millions, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	6.4	$15.63
Granted	—	—
Exercised	(1.2)	13.12
Forfeited	—	—
Options outstanding at December 31, 2019	5.2	$16.30
Granted	—	—
Exercised	(0.5)	13.03
Forfeited	—	—
Options outstanding at December 31, 2020	4.7	$16.69	5.59	47.7

Options exercisable at December 31, 2020	3.6	$16.78	5.32	36.3

The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $6.0 million, $5.9 million and $3.9 million, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of the Company's unvested shares relating to stock options as of December 31, 2020 and 2019, and changes during the years ended December 31, 2020 and 2019, are presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2018	2.4	$16.55
Granted	—	—
Vested	(0.4)	16.67
Forfeited	—	—
Options unvested at December 31, 2019	2.0	$16.50
Granted	—	—
Vested	(0.9)	16.67
Forfeited	—	—
Options unvested at December 31, 2020	1.1	$16.38

Restricted/Deferred Stock Units

A summary of the Company's RSU and DSU activity and related information for the years ended December 31, 2020 and 2019 is presented below:

(in millions, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2018	3.3	$15.96
Granted	2.7	10.77
Vested	(0.9)	15.64
Terminated	—	—
Awards outstanding at December 31, 2019	5.1	$13.24	$110.3
Granted	0.8	20.81
Vested	(1.6)	13.43
Terminated	(0.1)	13.99
Awards outstanding at December 31, 2020	4.2	$14.57	$113.6

The aggregate intrinsic value of RSUs and DSUs vested during the year ended December 31, 2020 was $33.0 million.

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to stock options, DSUs, RSUs and PRSUs for the year ended December 31, 2020 is presented below:

(in millions, except years)	December 31, 2020	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$1.6	1
Unrecognized DSU/RSU expense	30.4	2.19
Unrecognized PRSU expense	47.1	2.12
Total unrecognized stock-based compensation expense	$79.1	2.12

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

(12) Income Taxes

Pre-tax Income by Jurisdiction

    The following sets forth the amount of income before income taxes attributable to each of the Company's geographies for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in millions)	2020	2019	2018
Income before income taxes:
United States	$319.5	$150.9	$59.2
Rest of the world	132.9	114.6	105.8
	$452.4	$265.5	$165.0

Reconciliation of Statutory Tax Rate to Effective Tax Rate

The Company's effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2020		2019		2018
(dollars in millions)	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$95.0	21.0%	$55.8	21.0%	$34.6	21.0%
State income taxes, net of federal benefit	9.9	2.2%	8.7	3.3%	1.8	1.1%
Foreign tax differential	2.8	0.6%	2.1	0.8%	2.5	1.5%
Change in valuation allowances	5.5	1.2%	(8.6)	(3.2)%	(17.7)	(10.7)%
Uncertain tax positions and interest	0.5	0.1%	2.4	0.9%	33.1	20.1%
Subpart F income	3.3	0.7%	1.8	0.7%	(0.8)	(0.5)%
Global Intangible Low-Taxed Income (“GILTI”)	—	—	9.2	3.4%	7.4	4.5%
GILTI High-Taxed Exception	(8.6)	(1.9)%	—	—	—	—
Stock compensation	(10.9)	(2.4)%	0.9	0.3%	0.8	0.5%
Transition Tax	—	—	—	—	(6.8)	(4.1)%
Permanent and other	5.1	1.2%	2.4	0.9%	(5.3)	(3.3)%
Effective income tax provision	$102.6	22.7%	$74.7	28.1%	$49.6	30.1%

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    In July 2020 the U.S. Treasury finalized income tax regulations applicable to the global intangible low-taxed income ("GILTI") provisions of the Internal Revenue Code (the "High Taxed Regulations"). The Company recognizes income tax expense on GILTI in the period in which such tax arises. The High Taxed Regulations provide for full or partial relief from U.S. taxation of current period earnings of foreign subsidiaries otherwise taxable under the GILTI regime. The relief from U.S. taxation may be achieved pursuant to an exception to GILTI for earnings of any individual foreign subsidiary subject to a high rate of local country income tax (the exception is referred to as the "high-taxed exception" or "HTE"). Each foreign subsidiary's facts and circumstances must be individually analyzed to determine whether the current earnings of such subsidiary qualify for the HTE and thus are excepted from GILTI. The benefit of the HTE is retroactive to the Company's tax years starting with the tax year ended December 31, 2018 and was recognized in 2020.

Income Tax Provision
The income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2020	2019	2018
Current provision
Federal	$55.1	$50.4	$(14.6)
State	17.3	11.9	1.1
Foreign	38.8	19.5	57.1
Total current	$111.2	$81.8	$43.6
Deferred provision
Federal	$(3.4)	$(10.8)	$11.4
State	(3.4)	(8.0)	(4.5)
Foreign	(1.8)	11.7	(0.9)
Total deferred	(8.6)	(7.1)	6.0
Total income tax provision	$102.6	$74.7	$49.6

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

Deferred Income Tax Assets and Liabilities

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period in which those items will reverse, consist of the following:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
(in millions)	2020	2019
Deferred tax assets:
Stock-based compensation	$21.6	$13.9
Operating lease obligations	92.9	67.2
Accrued expenses and other	55.1	62.5
Net operating losses, foreign tax credits and other tax attribute carryforwards	50.6	43.1
Inventories	11.1	8.2
Transaction costs	6.0	6.6
Property, plant and equipment	2.5	2.9
Total deferred tax assets	239.8	204.4
Valuation allowances	(33.5)	(30.0)
Total net deferred tax assets	$206.3	$174.4
Deferred tax liabilities:
Intangible assets	$(150.7)	$(156.4)
Operating lease right-of-use assets	(82.3)	(63.9)
Property, plant and equipment	(34.3)	(36.9)
Accrued expenses and other	(15.9)	(5.2)
Total deferred tax liabilities	(283.2)	(262.4)
Net deferred tax liabilities	$(76.9)	$(88.0)

Tax Attributes Included in Deferred Tax Assets
    Included in the calculation of the Company's deferred tax assets are the following gross income tax attributes available at December 31, 2020 and 2019, respectively:

(in millions)	2020	2019
State net operating losses (“SNOLs”)	$157.0	$165.7
U.S. federal foreign tax credits (“FTCs”)	12.2	12.2
U.S. state income tax credits ("SITCs")	4.9	5.3
Foreign net operating losses (“FNOLs”)	54.1	36.9
Charitable contribution carryover ("CCCs")	23.6	32.9

The SNOLs, FTCs, SITCs, FNOLs and CCCs generally expire in 2021, 2023, 2023, 2023 and 2021, respectively.

    Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of certain of the SNOLs, FTCs, SITCs, FNOLs, the CCCs and certain other deferred tax assets related to certain foreign operations (together, the "Tax Attributes"). The Company has established a valuation allowance for certain deferred tax assets (including the Tax Attributes) where it is more-likely-than-not such deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible or creditable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making its assessment regarding the recoverability of its deferred tax assets. The Company has recorded valuation allowances against $88.1 million of the SNOLs, $12.2 million of the FTCs and $1.4 million of SITCs. With respect to all other Tax Attributes above, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the underlying deferred tax assets. However, there can be no assurance that such assets will be realized if circumstances change.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deferred Tax Liability for Undistributed Foreign Earnings

    No additional income taxes have been provided for undistributed foreign earnings not otherwise subject to tax, or any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. At December 31, 2020, the Company's tax basis in its top tier foreign subsidiary exceeded the Company's book basis in this subsidiary in the hands of the top tier foreign subsidiary's U.S. shareholder. The Company has not recorded a deferred tax asset on such excess tax basis as it is not apparent that the excess tax basis will reverse in the foreseeable future. As it relates to the book to tax basis difference with respect to the stock of each of the Company's lower tier foreign subsidiaries, as a general matter, the book basis exceeds the tax basis in the hands of such foreign subsidiaries' shareholders. By operation of the tax laws of the various countries in which these subsidiaries are domiciled, earnings of lower tier foreign subsidiaries are not subject to tax, in all material respects, when distributed to a foreign shareholder. It is the Company's intent that the earnings of each lower tier foreign subsidiary, with the exception of its Danish subsidiary and its two Canadian subsidiaries, will be permanently reinvested in each such foreign subsidiaries' own operations. As it relates to the Danish subsidiary, its earnings may be distributed without any income tax impact. With respect to the Canadian subsidiaries, Canadian income tax withholding applies to any distribution each subsidiary makes to its foreign parent company. The Company concluded that at December 31, 2020 each Canadian subsidiary has accumulated earnings in excess of its operating needs and as such Canadian withholding tax has been accrued on such excess. The amount accrued is not material.

Uncertain Income Tax Positions

    GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. Uncertain income tax liabilities reflect the Company's best judgement of the facts, circumstances and information available through December 31, 2020. Uncertain income tax liabilities are derived using the cumulative probability approach and applying the tax technical requirements applicable to U.S. and other international tax and transfer pricing requirements.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance as of December 31, 2018	$103.8
Additions based on tax positions related to 2019	—
Additions for tax positions of prior years	0.7
Expiration of statutes of limitations	—
Settlements of uncertain tax positions with tax authorities	—
Balance as of December 31, 2019	$104.5
Additions based on tax positions related to 2020	—
Additions for tax positions of prior years	14.1
Expiration of statutes of limitations	—
Settlements of uncertain tax positions with tax authorities	—
Balance as of December 31, 2020	$118.6

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at December 31, 2020, 2019 and 2018 would be $106.0 million, $96.8 million and $91.4 million, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $1.0 million, $1.3 million and $6.4 million in interest and penalties, respectively, in income tax expense. The Company had $74.9 million, $67.9 million and $66.3 million of accrued interest and penalties at December 31, 2020, 2019 and 2018, respectively. There were no significant changes in any uncertain tax positions during the three or twelve month periods ended December 31, 2020.

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

    During 2018, the Company reached agreements with both SKAT and the U.S. Internal Revenue Service ("IRS") with respect to the adjusted amount of royalties (the "Settlement") for tax years 2001 through 2011 (the "Settlement Years"). The Company and SKAT are currently discussing the appropriate administrative process required to implement the Settlement as it relates to the computation of interest. During this process, the Company continues to maintain an uncertain income tax liability on its balance sheet for tax and interest under the terms of the Settlement.

The tax years 2012 through 2020 (the "2012 to Current Period") are currently the subject of the Advance Pricing Agreement procedure ("APA") request filed by the Company with SKAT and the IRS in the third quarter of 2018. As part of the APA, the IRS is negotiating on the Company’s behalf directly with SKAT for a mutually agreeable royalty due from the U.S. subsidiary to the Danish Subsidiary. The APA negotiation is ongoing and is not expected to conclude in the near term. The Company anticipates such negotiations will result in additional income tax in Denmark and a reduction of income tax in the U.S. Consequently, the Company maintains both an uncertain income tax liability for its estimate of the potential Danish income tax and a deferred tax asset for the associated United States tax benefit for the 2012 to Current Period.

The uncertain income tax liabilities for the Danish Tax Matter Settlement Years and for the 2012 to Current Period are reflected in the Company Consolidated Balance Sheet as per below:

		December 31, 2020		December 31, 2019
Period	Balance Sheet Presentation	DKK	USD	DKK	USD
Settlement Years	Accrued expenses and other current liabilities	847.3	$139.1	847.3	$127.2
2012 to Current Period	Other non-current liabilities	295.0	48.4	263.3	39.5
	Total	1,142.3	$187.5	1,110.6	$166.7

The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the 2012 to Current Period at December 31, 2020 and 2019 is approximately $12.0 million and $7.2 million, respectively.

SKAT has issued income tax assessments for the years 2012 through 2014 and has proposed assessments for the years 2015 through 2017, in each case asserting an increase in the royalty earned by the Danish subsidiary. The Company expects to continue to receive income tax assessments from SKAT for the tax years 2018 and forward, asserting the royalties paid by the U.S. to the Danish subsidiary were too low, which the Company disputes.

From June 2012 through December 31, 2018, SKAT withheld Value Added Tax refunds otherwise owed to the Company, pending resolution of the Danish Tax Matter. In July 2016, the Company paid a deposit to SKAT in the amount of approximately DKK 615.2 million related to the Settlement. In addition, during the three months ended September 30, 2020, the Company made a tax deposit with SKAT of DKK 76.8 million applicable to a tax assessment by SKAT for the year 2014. Also, during the three months ended March 31, 2020 the Company made a tax deposit with SKAT of DKK 134.0 million applicable to a tax assessment by SKAT for the years 2012 and 2013. The Company is contesting all three assessments.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The above Value Added Tax refunds withheld and the tax deposits made are reflected in the Company's Consolidated Balance Sheet (translated at the exchange rates on December 31, 2020 and December 31, 2019), as per below:

	December 31, 2020		December 31, 2019
	DKK	USD	DKK	USD
Prepaid expenses and other current assets	847.3	$139.1	847.3	$127.2
Other non-current assets	333.6	54.8	122.8	18.4
Total	1,180.9	$193.9	970.1	$145.6

The Company continues to discuss certain matters with SKAT relating to the Danish Tax Matter. For instance, the Company’s calculation of interest for the Settlement Years differs from the amount asserted by SKAT by approximately DKK 125.0 million (approximately $20.5 million and $18.8 million using the applicable exchange rates at December 31, 2020 and December 31, 2019). The Company believes its calculations properly reflect the mechanics of the calculation of interest as provided in Danish tax law and as such has not recorded a liability for the incremental interest proposed by SKAT. Further, if the IRS and SKAT are unable to reach a mutually acceptable agreement with respect to the years included in the APA Program, the Company could be required to make a significant payment to SKAT for Danish tax related to such years, which could have a material adverse effect on the Company’s results of operations and liquidity.

If the Company is not successful in resolving the Danish Tax Matter for the 2012 to Current Period or there is a change in facts and circumstances, the Company may be required to further increase its uncertain income tax position associated with this matter, or decrease its deferred tax asset, also related to this matter, which could have a material impact on the Company's reported earnings.

(13) Earnings Per Common Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Year Ended December 31,
(in millions, except per common share amounts)	2020	2019	2018
Numerator:
Net income from continuing operations, net of loss attributable to non-controlling interests	$348.8	$190.9	$118.3

Denominator:
Denominator for basic earnings per common share—weighted average shares	207.9	218.0	217.6
Effect of dilutive securities:
Employee stock-based compensation	4.4	3.6	2.8
Denominator for diluted earnings per common share—adjusted weighted average shares	212.3	221.6	220.4

Basic earnings per common share for continuing operations	$1.68	$0.87	$0.54

Diluted earnings per common share for continuing operations	$1.64	$0.86	$0.54

The Company excluded an insignificant number of shares for the year ended December 31, 2020, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. The Company excluded 4.4 million and 6.0 million shares issuable upon exercise of outstanding stock options for the years ended, December 31, 2019 and 2018, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(14) Business Segment Information

The Company operates in two segments: North America and International. In the fourth quarter of 2020, the Company realigned its business segment reporting to include Mexico within the North America segment, which was previously included in the International segment. The change in segment reporting aligned with changes in how our global operations are managed. These segments are strategic business units that are managed separately based on geography. The North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. The International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). This segment change was retrospectively applied to all prior periods presented. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. The Company evaluates segment performance based on net sales, gross profit and operating income.

The Company sells its products in over 100 countries to over 10,000 wholesale customers. The Company’s Direct channel represents 13.4% of the Company’s consolidated net sales. One customer contributed between 10% and 15% of the Company’s net sales in 2020. No customer contributed more than 10% of the Company's net sales in 2019.

    The Company’s North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company’s accompanying Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

The following table summarizes total assets by segment:

	December 31,	December 31,
(in millions)	2020	2019
North America	$3,740.3	$3,187.7
International	639.8	569.0
Corporate	490.3	477.1
Inter-segment eliminations	(1,561.8)	(1,172.0)
Total assets	$3,308.6	$3,061.8

     The following table summarizes property, plant and equipment, net, by segment:

	December 31,	December 31,
(in millions)	2020	2019
North America	$415.3	$334.8
International	49.8	45.9
Corporate	42.8	55.1
Total property, plant and equipment, net	$507.9	$435.8

    The following table summarizes operating lease right-of-use assets by segment:

	December 31,	December 31,
(in millions)	2020	2019
North America	$256.6	$202.0
International	45.7	42.2
Corporate	2.0	1.2
Total operating lease right-of-use assets	$304.3	$245.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes segment information for the year ended December 31, 2020:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,956.3	$397.5	$—	$—	$3,353.8
Other sales	202.9	120.2	—	—	323.1
Net sales	$3,159.2	$517.7	$—	$—	$3,676.9

Inter-segment sales	$1.2	$0.7	$—	$(1.9)	$—
Inter-segment royalty expense (income)	9.4	(9.4)	—	—	—
Gross profit	1,332.0	306.4	—	—	1,638.4
Operating income (loss)	591.4	127.6	(186.9)	—	532.1
Income (loss) from continuing operations before income taxes	590.1	120.2	(257.9)	—	452.4

Depreciation and amortization (1)	$76.3	$13.6	$112.6	$—	$202.5
Capital expenditures	92.6	11.0	7.7	—	111.3
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the year ended December 31, 2019:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,448.8	$388.2	$—	$—	$2,837.0
Other sales	154.7	114.3	—	—	269.0
Net sales	$2,603.5	$502.5	$—	$—	$3,106.0

Inter-segment sales	$1.2	$1.1	$—	$(2.3)	$—
Inter-segment royalty expense (income)	7.6	(7.6)	—	—	—
Gross profit	1,055.2	287.0	—	—	1,342.2
Operating income (loss)	349.9	110.3	(113.5)	—	346.7
Income (loss) from continuing operations before income taxes	342.9	103.8	(181.2)	—	265.5

Depreciation and amortization (1)	$65.1	$13.0	$38.4	$—	$116.5
Capital expenditures	63.0	10.7	14.5	—	88.2
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes segment information for the year ended December 31, 2018:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	2,069.5	$385.8	$—	$—	$2,455.3
Other sales	137.5	110.1	—	—	247.6
Net sales	$2,207.0	$495.9	$—	$—	$2,702.9

Inter-segment sales	$1.3	$0.6	$—	$(1.9)	$—
Inter-segment royalty expense (income)	6.2	(6.2)	—	—	—
Gross profit	843.4	277.3	—	—	1,120.7
Operating income (loss)	256.5	101.0	(101.2)	—	256.3
Income (loss) from continuing operations before income taxes	248.4	93.7	(177.1)	—	165.0

Depreciation and amortization (1)	$59.5	$13.0	$39.4	$—	$111.9
Capital expenditures	53.6	13.1	6.9	—	73.6
(1)Depreciation and amortization includes stock-based compensation amortization expense.

    The following table summarizes property, plant and equipment, net, by geographic region:

	December 31,	December 31,
(in millions)	2020	2019
United States	$436.2	$366.4
All other	71.7	69.4
Total property, plant and equipment, net	$507.9	$435.8

The following table summarizes operating lease right-of-use assets by geographic region:

	December 31,	December 31,
(in millions)	2020	2019
United States	$255.0	$198.3
All Other	49.3	47.1
Total operating lease right-of-use assets	$304.3	$245.4

The following table summarizes net sales by geographic region:

	Year Ended December 31,
(in millions)	2020	2019	2018
United States	$2,886.6	$2,312.1	$1,928.8
All other	790.3	793.9	774.1
Total net sales	$3,676.9	$3,106.0	$2,702.9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2020.

    Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company's internal control over financial reporting as of December 31, 2020. That report appears on page 96 of this Report.

Changes in Internal Control over Financial Reporting

    There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Tempur Sealy International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Tempur Sealy International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 19, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 19, 2021

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders (the "Proxy Statement") under the sections entitled "Proposal No. 1—Election of Directors," and "Board of Directors’ Meetings, Committees of the Board and Related Matters—Corporate Governance," — "Committees of the Board," —"Policies Governing Director Nominations," —"Board and Committee Independence; Audit Committee Financial Experts" and "Executive Compensation and Related Information—Delinquent Section 16(a) Reports."

Information relating to executive officers is incorporated herein by reference from our Proxy Statement under the section entitled "Proposal No. 1—Election of Directors—Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled "Executive Compensation and Related Information" and "Board of Directors' Meetings, Committees of the Board and Related Matters—Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Amended and Restated 2003 Equity Incentive Plan (1)	194,692	$10.66	—
Amended and Restated 2013 Equity Incentive Plan (2)	12,198,608	16.95	10,191,040
Total	12,393,300	$27.60	10,191,040

(1)In May 2013, our Board of Directors adopted a resolution that prohibited further grants under the Amended and Restated 2003 Equity Incentive Plan. The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the Amended and Restated 2003 Equity Incentive Plan includes 1,616 shares issuable under restricted stock units and deferred stock units. These restricted and deferred stock units are excluded from the weighted average exercise price calculation above.
(2)The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the Amended and Restated 2013 Equity Incentive Plan includes 4,204,352 shares issuable under restricted stock units and deferred stock units. Additionally, this number includes 3,491,856 performance restricted stock units which reflects a maximum payout of the awards granted.

    For information regarding the material features of each of the above plans see Note 10, "Stock-based Compensation," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

All other information required by this Item is incorporated by reference from the Proxy Statement under the section entitled "Principal Security Ownership and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled "Executive Compensation and Related Information—Certain Relationships and Related Transactions" and "Board of Directors' Meetings, Committees of the Board and Related Matters—Board and Committee Independence; Audit Committee Financial Experts."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled "Proposal No. 2— Ratification of Independent Auditors—Fees for Independent Auditors During the Years Ended December 31, 2020 and 2019" and "—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	The following is a list of the financial statements of Tempur Sealy International, Inc. included in this Report, which are filed herewith pursuant to ITEM 8:
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
		Consolidated Balance Sheets as of December 31, 2020 and 2019
		Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018
		Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
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
4.1
Second Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Tempur Sealy International, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8A as filed on March 27, 2020). (1)

4.2
Certificate of Elimination of Second Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Tempur Sealy International, Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed on September 14, 2020). (1)

4.3	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018). (1)
4.4
Indenture, dated as of September 24, 2015, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

4.5
Supplemental Indenture, dated as of October 21, 2019, by and among Tempur Sealy International, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, re 5.625% Senior Notes due 2023 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 7, 2019). (1)

4.6
Third Supplemental Indenture, dated as of October 14, 2020, by and among Tempur Sealy International, Inc., the guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee re 5.625% Senior Notes due 2023 (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q as filed on November 5, 2020. (1)

4.7
Indenture, dated as of May 24, 2016, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2016). (1)

4.8
Supplemental Indenture, dated as of October 21, 2019, by and among Tempur Sealy International, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, re 5.500% Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 7, 2019). (1)

4.9
Third Supplemental Indenture, dated as of October 14, 2020, by and among Tempur Sealy International, Inc., the guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee re 5.500% Senior Notes due 2026 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as filed on November 5, 2020. (1)

4.10	Description of registered securities (filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-K as filed on February 24, 2020). (1)
4.11
Rights Agreement, dated as of March 27, 2020, by and between Tempur Sealy International, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on March 27, 2020). (1)

10.1
Credit Agreement, dated as of April 6, 2016, by and among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 7, 2016). (1)

10.2
Amendment No. 1 to Credit Agreement dated as of April 4, 2017 among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on February 25, 2019). (1)

10.3
Amendment No. 2 to Credit Agreement dated as of January 8, 2019 among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K as filed on February 25, 2019). (1)

10.4
Amendment No. 3, dated June 4, 2019, to Credit Agreement among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on August 1, 2019). (1)

10.5
Amendment and Restatement Agreement, dated as of October 16, 2019, by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on October 17, 2019). (1)

10.6
Amendment No. 1 dated as of May 13, 2020, by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent to the Amended and Restated Credit Agreement dated as of October 16, 2019 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 14, 2020). (1)

10.7
Amendment No. 3 dated February 2, 2021, by and among Tempur Sealy International, Inc, as parent borrower, the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit Amendment Agreement dated as of October 16, 2019, as amended by Amendment No. 1 dated May 13, 2020 and Amendment No 2 dated June 10, 2020 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on February 3, 2021). (1)

10.8
Receivables Sale and Contribution Agreement, dated as of April 12, 2017, between Tempur-Pedic North America, LLC, as seller and contributor, and Tempur Sealy Receivables LLC, as purchaser and contribute (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.9
Receivables Sale Agreement, dated as of April 12, 2017, between Sealy Mattress Manufacturing Company, LLC, as seller and Tempur-Pedic North America, LLC, as purchaser (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.10
Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.11
Amendment No. 1, dated as of September 25, 2017, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed on August 2, 2018). (1)

10.12
Amendment No. 2, dated as of April 2, 2018, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on August 2, 2018). (1)

10.13
Omnibus Amendment dated as of October 31, 2018 and constituting (a) Amendment No. 3 to the Credit and Security Agreement dated as of April 12, 2017 among Tempur Sealy Receivables, LLC, Tempur Sealy International, Inc. and Wells Fargo Bank, National Association, (b) Amendment No. 1 to the Receivables Sale and Contribution Agreement dated as of April 12, 2017 by and between Tempur Pedic North America, LLC and Tempur Sealy Receivables, LLC and (c) Amendment No. 1 to the Receivables Sale Agreement dated as of April 12, 2017 by and between Sealy Mattress Manufacturing Company, LLC and Tempur Pedic North America, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q as filed on November 8, 2018). (1)

10.14
Amendment No. 4, dated January 15, 2019, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 9, 2019). (1)

10.15†
Amendment No. 5, dated April 12, 2019, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 9, 2019). (1)

10.16
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

10.19
Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.20
Non-Disclosure and Standstill Agreement, dated as of June 26, 2017, by and among Tempur Sealy International, Inc., Usman Nabi, H Partners Management, LLC and the other parties named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 28, 2017). (1)

10.21
Letter Agreement dated March 23, 2018 from Tempur Sealy International, Inc. to H Partners Management, LLC and the other H Partners Group Members listed therein (filed as filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on March 26, 2018). (1)

10.22	Amended and Restated Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.23	2020 Non-Employee Director Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 5, 2020. (1)(2)
10.24	Tempur Sealy International, Inc. Amended and Restated 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 26, 2017). (1)(2)
10.25
Amended and Restated Tempur-Pedic International Inc. 2003 Equity Incentive Plan (filed as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 25, 2009). (1)(2)

10.26
First Amendment to the Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 25, 2009). (1)(2)

10.27	Tempur Sealy International, Inc. Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed on May 2, 2017). (1)(2)
10.28	Second Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Appendix B to the Registrant’s Definitive Proxy Statement (File No.001-31922) filed on March 16, 2015). (1)(2)
10.29
Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 ((File No. 333-109054-02) as filed on October 31, 2003). (1)(2)

10.30
Employment and Non-Competition Agreement dated as of September 4, 2015, by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.31
First Amendment to Employment and Non-Competition Agreement dated November 27, 2017 by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)

10.32
Second Amendment to Employment and Non-Competition Agreement dated March 25, 2020 by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on March 27, 2020). (1)(2)

10.33
Employment and Non-Competition Agreement dated September 5, 2017, by and between Tempur Sealy International, Inc. and H. Clifford Buster, III (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.34
Employment and Non-Competition Agreement dated October 13, 2017, by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.35
Employment and Non-Competition Agreement dated February 27, 2018, by and between Tempur Sealy International, Inc. and Scott Vollet (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018). (1)(2)

10.36
Employment and Non-Competition Agreement effective January 1, 2020, by and between Tempur Sealy International, Inc. and Thomas Murray (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K as filed on February 24,2020). (1)(2)

10.37
Employment and Non-Competition Agreement effective January 1, 2020, by and between Tempur Sealy International, Inc. and Steven Rusing (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K as filed on February 24, 2020). (1)(2)

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

10.45	Form of Amendment to Stock Option Agreement (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)
10.46	Form of 2017 Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on August 7, 2017). (1)(2)
10.47
2017 Performance Restricted Stock Unit Award Agreement dated October 13, 2017 by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.48
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

10.50
Amendment to Matching Performance Restricted Stock Unit Award Agreement dated as of October 12, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 14, 2015). (1)(2)

10.51	Form of Matching PRSU Award Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2016). (1)(2)
10.52	Form of Amendment to Matching PRSU Agreement (filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018). (1)(2)
10.53
Restricted Stock Unit Award Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.54	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.58 to Registrant's Annual Report on Form 10-K as filed on February 24, 2017). (1)(2)
10.55
Restricted Stock Unit Award Agreement dated October 13, 2017 by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.56
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

10.58	Form of Amendment to RSU Award Agreement (filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)
10.59
Form of 2019 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K as filed on February 25, 2019). (1)(2)

10.60
Form of 2020 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report of Form 10-K as filed on February 24, 2020). (1)(2)

10.61
Form of 2020 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K as filed on February 24, 2020). (1)(2)

10.62	Form of 2021 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan. (2)
10.63	Form of 2021 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan. (2)
10.64
Subscription Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.65	Amended and Restated Sealy Benefit Equalization Plan dated December 18, 2008 (filed as Exhibit 10.44 to Sealy Corporation's Annual Report on Form 10-K as filed on January 15, 2009). (1)(2)
21.1	Subsidiaries of Tempur Sealy International, Inc.
22.0	List of Subsidiary Guarantors
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)
101
The following materials from Tempur Sealy International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.

† Certain portions of this exhibit have been omitted.
(1)Incorporated by reference.
(2)Indicates management contract or compensatory plan or arrangement.
(3)This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
SCHEDULE II
(in millions)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2018	$55.1	9.5	—	(21.5)	$43.1
Year Ended December 31, 2019	$43.1	0.8	—	(13.9)	$30.0
Year Ended December 31, 2020	$30.0	7.6	—	(4.1)	$33.5

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC. (Registrant)

Date: February 19, 2021	By:	/S/ Scott L. Thompson
Scott L. Thompson Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 19, 2021, on behalf of the registrant and in the capacities indicated.

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