Form 10-Q
period 2021-03-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2021-05-06
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2021
or
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

The number of shares outstanding of the registrant’s common stock as of May 3, 2021 was 196,951,341 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, (this "Report"), including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which includes information concerning one or more of our plans; objectives; goals; strategies and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, ITEM 2 of this Report. When used in this Report, the words "assumes," "estimates," "expects," “guidance,” “anticipates,” "might," “projects,” "predicts," “plans,” “proposed,” “targets,” “intends,” “believes,” “will,” "may," "could," "is likely to" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our expectations and beliefs and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

Other potential risk factors include the risk factors discussed under the heading "Risk Factors" in Part I, ITEM 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"). In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise.

When used in this Report, except as specifically noted otherwise, the term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the terms "Company," "we," "our," "ours" and "us" refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. In addition, when used in this Report, "2019 Credit Agreement" refers to the Company's senior credit facility entered into in 2019; "2023 Senior Notes" refers to the 5.625% senior notes due 2023 issued in 2015; "2026 Senior Notes" refers to the 5.50% senior notes due 2026 issued in 2016; and "2029 Senior Notes" refers to the 4.00% senior notes due 2029 issued in 2021.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$1,043.8	$822.4
Cost of sales	584.9	465.3
Gross profit	458.9	357.1
Selling and marketing expenses	197.7	171.0
General, administrative and other expenses	79.5	80.6
Equity (income) loss in earnings of unconsolidated affiliates	(6.7)	0.2
Operating income	188.4	105.3

Other expense, net:
Interest expense, net	12.3	20.3
Loss on extinguishment of debt	5.0	—
Other (income) expense, net	(0.3)	0.5
Total other expense, net	17.0	20.8

Income from continuing operations before income taxes	171.4	84.5
Income tax provision	(40.5)	(23.5)
Income from continuing operations	130.9	61.0
Loss from discontinued operations, net of tax	(0.2)	(1.2)
Net income before non-controlling interests	130.7	59.8
Less: Net income attributable to non-controlling interests	0.2	0.1
Net income attributable to Tempur Sealy International, Inc.	$130.5	$59.7

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.64	$0.28
Loss per share for discontinued operations	—	—
Earnings per share	$0.64	$0.28

Diluted
Earnings per share for continuing operations	$0.62	$0.28
Loss per share for discontinued operations	—	—
Earnings per share	$0.62	$0.28

Weighted average common shares outstanding:
Basic	203.7	213.6
Diluted	210.1	216.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income before non-controlling interests	$130.7	$59.8
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(10.8)	(23.0)
Other comprehensive loss, net of tax	(10.8)	(23.0)
Comprehensive income	119.9	36.8
Less: Comprehensive income attributable to non-controlling interests	0.2	0.1
Comprehensive income attributable to Tempur Sealy International, Inc.	$119.7	$36.7

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$290.5	$65.0
Accounts receivable, net	397.4	383.7
Inventories	318.8	312.1
Prepaid expenses and other current assets	207.6	207.6
Total Current Assets	1,214.3	968.4
Property, plant and equipment, net	509.0	507.9
Goodwill	765.2	766.3
Other intangible assets, net	626.8	630.1
Operating lease right-of-use assets	294.1	304.3
Deferred income taxes	13.7	13.5
Other non-current assets	119.0	118.1
Total Assets	$3,542.1	$3,308.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$278.6	$324.1
Accrued expenses and other current liabilities	546.2	585.1
Current portion of long-term debt	37.7	43.9
Income taxes payable	33.2	21.7
Total Current Liabilities	895.7	974.8
Long-term debt, net	1,822.4	1,323.0
Long-term operating lease obligations	266.2	275.1
Deferred income taxes	98.2	90.4
Other non-current liabilities	132.4	131.8
Total Liabilities	3,214.9	2,795.1

Redeemable non-controlling interest	8.9	8.9

Total Stockholders' Equity	318.3	504.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$3,542.1	$3,308.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

Three Months Ended March 31, 2021

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2020	$8.9	283.8	$2.8	78.9	$(2,096.8)	$617.5	$2,045.6	$(65.5)	$1.0	$504.6
Net income							130.5			130.5
Net income attributable to non-controlling interests	—								0.2	0.2
Foreign currency adjustments, net of tax								(10.8)		(10.8)
Exercise of stock options				(0.4)	10.9	(4.3)				6.6
Dividends on common stock ($0.07 per share)							(14.8)			(14.8)
Issuances of PRSUs, RSUs, and DSUs				(1.5)	38.3	(38.3)				—
Treasury stock repurchased				8.4	(299.8)					(299.8)
Treasury stock repurchased - PRSU/RSU releases				0.5	(13.3)					(13.3)
Amortization of unearned stock-based compensation						15.1				15.1
Balance, March 31, 2021	$8.9	283.8	$2.8	85.9	$(2,360.7)	$590.0	$2,161.3	$(76.3)	$1.2	$318.3

Three Months Ended March 31, 2020

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2019	$—	283.8	$2.8	75.1	$(1,832.8)	$573.9	$1,703.3	$(87.7)	$0.9	$360.4
Adoption of accounting standard effective January 1, 2020, net of tax							(6.5)			(6.5)
Net income							59.7			59.7
Net income attributable to non-controlling interests									0.1	0.1
Acquisition of non-controlling interest in subsidiary	8.4									—
Foreign currency adjustments, net of tax								(23.0)		(23.0)
Exercise of stock options					0.3	1.0				1.3
Issuances of PRSUs, RSUs, and DSUs				(0.4)	5.3	(5.3)				—
Treasury stock repurchased				2.6	(187.5)					(187.5)
Treasury stock repurchased - PRSU/RSU releases				0.1	(11.8)					(11.8)
Amortization of unearned stock-based compensation						7.3				7.3
Balance, March 31, 2020	$8.4	283.8	$2.8	77.4	$(2,026.5)	$576.9	$1,756.5	$(110.7)	$1.0	$200.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions) (unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$130.7	$59.8
Loss from discontinued operations, net of tax	0.2	1.2
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	26.5	23.2
Amortization of stock-based compensation	15.1	7.3
Amortization of deferred financing costs	0.6	0.7
Bad debt expense	2.5	15.7
Deferred income taxes	7.1	3.0
Dividends received from unconsolidated affiliates	2.5	—
Equity (income) loss in earnings of unconsolidated affiliates	(6.7)	0.2
Loss on extinguishment of debt	1.5	—
Foreign currency adjustments and other	0.1	0.6
Changes in operating assets and liabilities, net of effect of business acquisitions	(93.8)	(96.7)
Net cash provided by operating activities from continuing operations	86.3	15.0

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(23.5)	(26.2)
Acquisitions, net of cash acquired	(1.0)	(37.9)
Other	0.1	0.1
Net cash used in investing activities from continuing operations	(24.4)	(64.0)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	1,653.4	611.1
Repayments of borrowings under long-term debt obligations	(1,148.6)	(231.0)
Proceeds from exercise of stock options	6.6	1.3
Treasury stock repurchased	(313.1)	(199.3)
Dividends paid	(14.3)	—
Payments of deferred financing costs	(12.7)	—
Repayments of finance lease obligations and other	(2.4)	6.0
Net cash provided by financing activities from continuing operations	168.9	188.1

Net cash provided by continuing operations	230.8	139.1

Net operating cash flows used in discontinued operations	(0.4)	(1.1)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4.9)	(5.9)
Increase in cash and cash equivalents	225.5	132.1
CASH AND CASH EQUIVALENTS, beginning of period	65.0	64.9
CASH AND CASH EQUIVALENTS, end of period	$290.5	$197.0

Supplemental cash flow information:
Cash paid during the period for:
Interest	$8.3	$6.4
Income taxes, net of refunds	$20.2	$6.3
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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2020, included in the 2020 Annual Report filed with the Securities and Exchange Commission on February 19, 2021.

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

(b) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method, and consist of the following:

	March 31,	December 31,
(in millions)	2021	2020
Finished goods	$171.3	$170.2
Work-in-process	10.6	12.6
Raw materials and supplies	136.9	129.3
	$318.8	$312.1

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

The Company had the following activity for sales returns from December 31, 2020 to March 31, 2021:

(in millions)
Balance as of December 31, 2020	$44.9
Amounts accrued	36.7
Returns charged to accrual	(33.4)
Balance as of March 31, 2021	$48.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

As of March 31, 2021 and December 31, 2020, $33.8 million and $31.6 million of accrued sales returns are included as a component of accrued expenses and other current liabilities and $14.4 million and $13.3 million of accrued sales returns are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The Company had the following activity for its accrued warranty expense from December 31, 2020 to March 31, 2021:

(in millions)
Balance as of December 31, 2020	$44.2
Amounts accrued	5.8
Warranties charged to accrual	(5.7)
Balance as of March 31, 2021	$44.3

As of March 31, 2021 and December 31, 2020, $20.8 million and $20.3 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $23.5 million and $23.9 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

(e) Allowance for Credit Losses. The allowance for credit losses is the Company’s best estimate of the amount of expected lifetime credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2021, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2020 to March 31, 2021:

(in millions)
Balance as of December 31, 2020	$71.6
Amounts accrued	2.5
Write-offs charged against the allowance	(1.6)
Balance as of March 31, 2021	$72.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(2) Net Sales

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$765.5	$115.9	$881.4	$624.7	$97.7	$722.4
Direct	117.8	44.6	162.4	67.6	32.4	100.0
Net sales	$883.3	$160.5	$1,043.8	$692.3	$130.1	$822.4

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$830.3	$121.7	$952.0	$654.9	$101.5	$756.4
Other	53.0	38.8	91.8	37.4	28.6	66.0
Net sales	$883.3	$160.5	$1,043.8	$692.3	$130.1	$822.4

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$818.5	$—	$818.5	$632.5	$—	$632.5
All Other	64.8	160.5	225.3	59.8	130.1	189.9
Net sales	$883.3	$160.5	$1,043.8	$692.3	$130.1	$822.4

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
The Company accounted for this transaction as a business combination. The final allocation of the purchase price is based on the fair values of the assets acquired and liabilities assumed as of January 31, 2020, which included the following:

(in millions)
Working capital (accounts receivable and inventory, net of accounts payable and accrued liabilities)	$5.8
Property and equipment	10.1
Goodwill	26.7
Customer relationships intangible assets	3.7
Operating lease right-of-use assets	19.9
Operating lease liabilities	(19.9)
Redeemable non-controlling interest	(8.4)
Purchase price, net of cash acquired	$37.9

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(4) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2020	$610.3	$156.0	$766.3
Foreign currency translation and other	1.6	(2.7)	(1.1)
Balance as of March 31, 2021	$611.9	$153.3	$765.2

(5) Debt

Debt for the Company consists of the following:

	March 31, 2021		December 31, 2020
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$398.4	(1)	$409.1	(2)	October 16, 2024
Revolver	—	(1)	—	(2)	October 16, 2024
2029 Senior Notes	800.0	4.00%	—	N/A	April 15, 2029
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	—	N/A	250.0	5.625%	October 15, 2023
Securitized debt	—	(3)	33.9	(4)	April 6, 2023
Finance lease obligations (5)	69.7		71.4		Various
Other	5.0		5.9		Various
Total debt	1,873.1		1,370.3
Less: Deferred financing costs	13.0		3.4
Total debt, net	1,860.1		1,366.9
Less: Current portion	37.7		43.9
Total long-term debt, net	$1,822.4		$1,323.0

(1)	Interest at LIBOR plus applicable margin of 1.250% as of March 31, 2021.
(2)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2020.
(3)	Interest at one month LIBOR index plus 70 basis points.
(4)	Interest at one month LIBOR index plus 80 basis points.
(5)	New finance lease obligations are a non-cash financing activity. Refer to Note 6, "Leases".

As of March 31, 2021, the Company was in compliance with all applicable debt covenants.

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

On February 2, 2021, the Company entered into an amendment to the 2019 Credit Agreement. The amendment increased the revolving credit facility from $425.0 million to $725.0 million. As of March 31, 2021, total availability under the revolving credit facility was $724.9 million after a $0.1 million reduction for outstanding letters of credit.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). As of March 31, 2021, the Company had availability of $87.2 million under the Accounts Receivable Securitization. On April 6, 2021, the Company and certain of its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2023 and increased the overall limit from $120.0 million to $200.0 million.

2029 Senior Notes

On March 25, 2021, Tempur Sealy International issued $800.0 million in aggregate principal amount of 4.00% senior notes due 2029 (the "2029 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2029 Senior Notes were issued pursuant to an indenture, dated as of March 25, 2021 (the "2029 Indenture"), among Tempur Sealy International, certain subsidiaries of Tempur Sealy International as guarantors (the "Guarantors"), and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2029 Senior Notes are general unsecured senior obligations of Tempur Sealy International and are guaranteed on a senior unsecured basis by the Guarantors. The 2029 Senior Notes mature on April 15, 2029, and interest is payable semi-annually in arrears on each April 15 and October 15, beginning on October 15, 2021.

Tempur Sealy International has the option to redeem all or a portion of the 2029 Senior Notes at any time on or after April 15, 2024. The initial redemption price is 102.000% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2024 until it becomes 100.0% of the principal amount beginning on April 15, 2026. In addition, Tempur Sealy International has the option at any time prior to April 15, 2024 to redeem some or all of the 2029 Senior Notes at 100.0% of the original principal amount plus a “make-whole” premium and accrued and unpaid interest, if any. Tempur Sealy International may also redeem up to 40.0% of the 2029 Senior Notes prior to April 15, 2024, under certain circumstances with the net cash proceeds from certain equity offerings, at 104.000% of the principal amount plus accrued and unpaid interest, if any. Tempur Sealy International may make such redemptions as described in the preceding sentence only if, after any such redemption, at least 60.0% of the original aggregate principal amount of the 2029 Senior Notes issued remains outstanding.

The 2029 Indenture restricts the ability of Tempur Sealy International and the ability of certain of its subsidiaries to, among other things: (i) incur, directly or indirectly, debt; (ii) make, directly or indirectly, certain investments and restricted payments; (iii) incur or suffer to exist, directly or indirectly, liens on its properties or assets; (iv) sell or otherwise dispose of, directly or indirectly, assets; (v) create or otherwise cause or suffer to exist any consensual restriction on the right of certain of the subsidiaries of Tempur Sealy International to pay dividends or make any other distributions on or in respect of their capital stock; and (vi) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications.

As a result of the issuance of the 2029 Senior Notes, $11.4 million of deferred financing costs were capitalized in the first quarter of 2021 and will be amortized as interest expense over the respective debt instrument period, 8 years, using the effective interest method.

2026 Senior Notes

On April 28, 2021, the Company announced its election to conditionally redeem the $600.0 million issued and outstanding 2026 Senior Notes, in full, on June 15, 2021 (the "Redemption Date"). The 2026 Senior Notes will be redeemed at 102.750% of their principal amount, plus the accrued and unpaid interest. The redemption is conditional on the determination by the Company's Chief Financial Officer, in his sole discretion, as of the second business day before the Redemption Date, that the redemption continues to be reasonably prudent and consistent with the Company's objectives concerning liquidity, financing needs and funding costs. The Company intends to use net proceeds from the 2029 Senior Notes primarily to fund the redemption.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
2023 Senior Notes

On November 9, 2020, the Company redeemed the first $200.0 million of the issued and outstanding 2023 Senior Notes at 101.406% of the principal amount, plus the accrued and unpaid interest. During the first quarter of 2021, the Company redeemed the remaining $250.0 million of the issued and outstanding 2023 Senior Notes at 101.406% of the principal amount, plus the accrued and unpaid interest. In the first quarter of 2021, the Company recognized $5.0 million of loss on extinguishment of debt, which includes a prepayment premium of $3.5 million and the write-off of $1.5 million of deferred financing costs, associated with the redemption of the remaining amount outstanding of the 2023 Senior Notes.

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

	Fair Value
(in millions)	March 31, 2021	December 31, 2020
2023 Senior Notes	$—	$255.1
2026 Senior Notes	625.2	625.4
2029 Senior Notes	798.2	—

(6) Leases

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020:

(in millions)		March 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$294.1	$304.3
Finance lease assets	Property, plant and equipment, net	59.4	61.2
Total leased assets		$353.5	$365.5

Liabilities
Short-term:
Operating lease obligations	Accrued expenses and other current liabilities	$61.2	$61.0
Finance lease obligations	Current portion of long-term debt	11.4	11.4
Long-term:
Operating lease obligations	Long-term operating lease obligations	266.2	275.1
Finance lease obligations	Long-term debt, net	58.3	60.0
Total lease obligations		$397.1	$407.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes the classification of lease expense in the Company's Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating lease expense:
Operating lease expense	$19.4	$18.0
Short-term lease expense	3.9	3.2
Variable lease expense	6.4	5.3
Finance lease expense:
Amortization of right-of-use assets	2.8	2.2
Interest on lease obligations	1.1	1.2
Total lease expense	$33.6	$29.9

The following table sets forth the scheduled maturities of lease obligations as of March 31, 2021:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2021 (excluding the three months ended March 31, 2021)	$55.5	$11.6	$67.1
2022	68.3	13.7	82.0
2023	56.3	11.0	67.3
2024	46.7	8.8	55.5
2025	40.0	7.8	47.8
Thereafter	117.1	34.3	151.4
Total lease payments	383.9	87.2	471.1
Less: Interest	56.5	17.5	74.0
Present value of lease obligations	$327.4	$69.7	$397.1

The following table provides lease term and discount rate information related to operating and finance leases as of March 31, 2021:

March 31, 2021
Weighted average remaining lease term (years):
Operating leases	6.61
Finance leases	7.75

Weighted average discount rate:
Operating leases	4.92%
Finance leases	5.75%

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table provides supplemental information related to the Company's Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases (a)	$18.2	$17.3
Operating cash flows paid for finance leases	$1.1	$1.2
Financing cash flows paid for finance leases	$2.4	$2.3

Right-of-use assets obtained in exchange for new operating lease obligations	$9.2	$35.6
Right-of-use assets obtained in exchange for new finance lease obligations	$1.2	$8.2

(a) Operating cash flows paid for operating leases are included within the change in other assets and liabilities within the Condensed Consolidated Statement of Cash Flows offset by non-cash right-of-use asset amortization and lease liability accretion.
(7) Stockholders' Equity

(a) Treasury Stock. On February 11, 2021, the Board of Directors authorized an increase, of $211.4 million, to the existing share repurchase authorization of Tempur Sealy International's common stock. The Company repurchased 8.4 million and 2.6 million shares, under the program, for approximately $299.8 million and $187.5 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had approximately $113.2 million remaining under its share repurchase authorization. On April 29, 2021, the Company announced that its Board of Directors authorized an increase to the share repurchase authorization bringing the total authorization to $400.0 million.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three months ended March 31, 2021 and 2020. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $13.3 million and $11.8 million in treasury stock acquired during the three months ended March 31, 2021 and 2020, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(b) AOCL. AOCL consisted of the following:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Foreign Currency Translation
Balance at beginning of period	$(58.6)	$(82.2)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(10.8)	(23.0)
Balance at end of period	$(69.4)	$(105.2)

Pensions
Balance at beginning of period	$(6.9)	$(5.5)
Other comprehensive loss:
Net change from period revaluations	—	0.1
Tax expense (2)	—	(0.1)
Total other comprehensive income before reclassifications, net of tax	$—	$—
Net amount reclassified to earnings (1)	—	—
Tax benefit (2)	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—
Total other comprehensive loss	—	—
Balance at end of period	$(6.9)	$(5.5)

(1)	In 2021 and 2020, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision in the accompanying Condensed Consolidated Statements of Income.

(8) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Taxes	$145.0	$150.4
Wages and benefits	68.1	102.5
Advertising	61.3	74.4
Operating lease obligations	61.2	61.0
Other	210.6	196.8
	$546.2	$585.1

(9) Stock-Based Compensation

The Company’s stock-based compensation expense for the three months ended March 31, 2021 and 2020 included PRSUs, non-qualified stock options, RSUs and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table:

	Three Months Ended March 31,
(in millions)	2021	2020
PRSU expense	$9.6	$0.3
Option expense	0.4	1.2
RSU/DSU expense	5.1	5.8
Total stock-based compensation expense	$15.1	$7.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2021, the Company granted PRSUs as a component of the long-term incentive plan ("2021 PRSUs"). The Company has recorded stock-based compensation expense related to the 2021 PRSUs during the three months ended March 31, 2021, as it was probable that the Company would achieve the specified performance target for the performance period.

(10) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.
(11) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 23.6% and 27.8%, respectively. The Company's effective tax rate for the three months ended March 31, 2021 and 2020 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company’s foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company’s uncertain tax positions, the excess tax deficiency (or benefit) related to stock-based compensation and certain other permanent items.

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

The uncertain income tax liabilities for the Danish Tax Matter for the years 2001 through 2011 (the "Settlement Years") and for the years 2012 through 2021 (the "2012 to Current Period") are reflected in the Company’s Condensed Consolidated Balance Sheet as per below:

		March 31, 2021		December 31, 2020
Period	Balance Sheet Presentation	DKK	USD	DKK	USD
Settlement Years	Accrued expenses and other current liabilities	847.3	$133.5	847.3	$139.1
2012 to Current Period	Other non-current liabilities	297.3	46.9	295.0	48.4
	Total	1,144.6	$180.4	1,142.3	$187.5

The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the 2012 to Current Period at March 31, 2021 and December 31, 2020 is approximately $10.4 million and $12.0 million, respectively.

At March 31, 2021 and December 31, 2020, respectively, the Company held cash on deposit with SKAT. The deposit at March 31, 2021 and December 31, 2020 is included within the Company’s Condensed Consolidated Balance Sheet (translated at the exchange rates on March 31, 2021 and December 31, 2020, respectively) as per below:

	March 31, 2021		December 31, 2020
	DKK	USD	DKK	USD
Prepaid expenses and other current assets	847.3	$133.5	847.3	$139.1
Other non-current assets	333.6	52.6	333.6	54.8
Total	1,180.9	$186.1	1,180.9	$193.9

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

There were no other significant changes in the Danish Tax Matter or other uncertain tax positions during the three months ended March 31, 2021.

(12) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended
	March 31,
(in millions, except per common share amounts)	2021	2020
Numerator:
Income from continuing operations, net of income attributable to non-controlling interests	$130.7	$60.9

Denominator:
Denominator for basic earnings per common share-weighted average shares	203.7	213.6
Effect of dilutive securities	6.4	2.4
Denominator for diluted earnings per common share-adjusted weighted average shares	210.1	216.0

Basic earnings per common share for continuing operations	$0.64	$0.28

Diluted earnings per common share for continuing operations	$0.62	$0.28

The Company excluded an insignificant number of shares for the three months ended March 31, 2021, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. The Company excluded 0.8 million shares for the three months ended March 31, 2020. Holders of non-vested stock-based compensation awards do not have voting rights.
(13) Business Segment Information

The Company operates in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. The North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. The International segment consists of Tempur manufacturing and distribution subsidiaries, Sealy distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. The Company evaluates segment performance based on net sales, gross profit and operating income.

The Company’s North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company’s accompanying Condensed Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes total assets by segment:

(in millions)	March 31, 2021	December 31, 2020
North America	$3,757.6	$3,740.3
International	618.0	639.8
Corporate	656.6	490.3
Inter-segment eliminations	(1,490.1)	(1,561.8)
Total assets	$3,542.1	$3,308.6

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	March 31, 2021	December 31, 2020
North America	$418.6	$415.3
International	46.8	49.8
Corporate	43.6	42.8
Total property, plant and equipment, net	$509.0	$507.9

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	March 31, 2021	December 31, 2020
North America	$252.9	$256.6
International	39.4	45.7
Corporate	1.8	2.0
Total operating lease right-of-use assets	$294.1	$304.3

The following table summarizes segment information for the three months ended March 31, 2021:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$883.3	$160.5	$—	$—	$1,043.8

Inter-segment sales	$0.7	$0.2	$—	$(0.9)	$—
Inter-segment royalty expense (income)	2.1	(2.1)	—	—	—
Gross profit	363.9	95.0	—	—	458.9
Operating income (loss)	173.4	46.2	(31.2)	—	188.4
Income (loss) from continuing operations before income taxes	172.5	46.1	(47.2)	—	171.4

Depreciation and amortization (1)	$21.0	$3.6	$17.0	$—	$41.6
Capital expenditures	18.8	2.0	2.7	—	23.5
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended March 31, 2020:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$692.3	$130.1	$—	$—	$822.4

Inter-segment sales	$0.5	$0.1	$—	$(0.6)	$—
Inter-segment royalty expense (income)	2.1	(2.1)	—	—	—
Gross profit	281.2	75.9	—	—	357.1
Operating income (loss)	101.6	26.4	(22.7)	—	105.3
Income (loss) from continuing operations before income taxes	100.1	24.0	(39.6)	—	84.5

Depreciation and amortization (1)	$17.8	$3.1	$9.6	$—	$30.5
Capital expenditures	21.6	2.1	2.5	—	26.2
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	March 31, 2021	December 31, 2020
United States	$440.6	$436.2
All Other	68.4	71.7
Total property, plant and equipment, net	$509.0	$507.9

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	March 31, 2021	December 31, 2020
United States	$250.9	$255.0
All Other	43.2	49.3
Total operating lease right-of-use assets	$294.1	$304.3

The following table summarizes net sales by geographic region:

	Three Months Ended
	March 31,
(in millions)	2021	2020
United States	$818.5	$632.5
All Other	225.3	189.9
Total net sales	$1,043.8	$822.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the 2020 Annual Report, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the 2020 Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report, in the 2020 Annual Report and the section titled "Risk Factors" contained in ITEM 1A of Part I of the 2020 Annual Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three months ended March 31, 2021, including the following topics:

•an overview of our business and strategy,
•results of operations, including our net sales and costs in the periods presented as well as changes between periods;
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

We operate in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. In 2020, we acquired an 80% ownership interest in a newly formed limited liability company containing substantially all of the assets of the Sherwood Bedding business, which is included in the North America segment. Our International segment consists of Tempur manufacturing and distribution subsidiaries, Sealy distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. We evaluate segment performance based on net sales, gross profit and operating income. For additional information refer to Note 13, "Business Segment Information," included in Part I, ITEM 1 of this Report.

Our product brand portfolio includes many highly recognized and iconic brands in the industry, including Tempur®, Tempur-Pedic®, Sealy® featuring Posturepedic® Technology and Stearns & Foster® and our non-branded offerings include value-focused private label OEM products. Our distinct brands allow for complementary merchandising strategies.

Our distribution model operates through an omni-channel strategy. We distribute through two channels in each operating business segment: Wholesale and Direct. Our Wholesale channel consists of third-party retailers, including third-party distribution, hospitality and healthcare. Our Direct channel includes company-owned stores, online and call centers.

General Business and Economic Conditions

We believe the bedding industry is structured for sustained growth driven by product innovation, consumer confidence, housing formations and population growth. The industry is no longer engaged in uneconomical retail store expansion, startups have shifted from uneconomical strategies to becoming profitable and legacy retailers and manufacturers have become skilled in producing profitable online sales.

At the outset of the COVID-19 global pandemic we experienced a reduction in total net sales across both of our business segments in the first quarter of 2020. Our North America business began experiencing sharp declines in total net sales and orders in mid-March. Order trends reached their lowest point in early April 2020 when they had declined approximately 80% as compared to the prior year. North American order trends significantly improved beginning in late May, and this improvement continued throughout the remainder of 2020. This momentum continued in the first quarter of 2021, with consolidated net sales increasing 26.9% as compared to the first quarter of 2020, as the negative impacts of the global COVID-19 pandemic have largely subsided as compared to the significant global disruption experienced throughout early 2020.

Order trends within our International markets are experiencing volatility due to restrictions on retail activity related to the COVID-19 global pandemic, however we are confident in our ability to operate in this retail environment. Current order trends continue to indicate growth in the U.S. As a result, we expect consolidated net sales growth to exceed 20% for the full year 2021.

Over the past several years and accelerating during the COVID-19 global pandemic, consumers have shifted their spending habits towards in-home products, including bedding products. We believe this may be a long-term shift in consumer spending habits, which could continue to favorably impact our industry. The rapid increase in demand for bedding products has challenged the entire bedding industry and supply chain, including our business. In the U.S., the broad-based increase in demand coupled with supply chain constraints, primarily related to an encased innerspring component and chemicals, has created operational challenges in the production of Sealy and Sherwood products. As a result, the sales growth of Sealy and Sherwood in the first quarter of 2021 was unfavorably impacted as we could not fulfill the entire domestic demand for these products. For the second quarter of 2021, we expect the innerspring supply chain to be largely unconstrained and the constraints in the chemical supply chain to mitigate significantly by the end of the quarter.

During the first quarter of 2021, commodity costs unfavorably impacted our gross margin as they were higher than expected. We implemented pricing actions in the fourth quarter of 2020 and in early April 2021 to mitigate these known commodity headwinds. Since then, commodity costs have continued to rise due to the winter storm in the Gulf of Mexico, which caused a temporary industry-wide reduction in chemical availability. We believe this commodity cost inflation to be temporary and do not expect to take additional pricing actions at this time. We anticipate the chemical constraints will largely be resolved by the end of the second quarter. Based on our current commodity outlook, we expect commodity cost inflation to negatively impact gross margin by approximately $25 million, predominantly occurring in the second quarter of 2021, which will not be offset by price.

While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our Company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. For further information regarding the impact of COVID-19 on the Company, please refer to "Risk Factors" in ITEM 1A of Part I of the 2020 Annual Report.

Product Launches

During the first quarter of 2021, we completed the launch of our Tempur-Ergo Smart Base Collection with Sleeptracker® technology in North America. In 2021, we are refreshing our Sealy portfolio in our North America segment and launching new models in our Posturepedic Plus™, Posturepedic® and Essentials product lines. We plan to launch the refresh in two phases. In the first quarter of 2021, we began rolling out our Posturepedic® and Essentials product lines. We expect to complete the launch of our Essentials and Posturepedic® lines in the second quarter of 2021. Additionally, we expect to complete the launch of the higher end Posturepedic Plus™ line in the second half of 2021, which will complete the largest rollout in Sealy's history. In 2022, we expect to launch a new Tempur product line in our International segment.

Our global 2021 marketing plan is to aggressively support our innovative bedding products through investing significant marketing dollars to promote our worldwide brands.

Results of Operations

A summary of our results for the three months ended March 31, 2021 include:

•Total net sales increased 26.9% to $1,043.8 million as compared to $822.4 million in the first quarter of 2020. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 25.1%, with an increase of 27.3% in the North America business segment and an increase of 13.8% in the International business segment.
•Gross margin was 44.0% as compared to 43.4% in the first quarter of 2020.
•Operating income increased 78.9% to $188.4 million as compared to $105.3 million in the first quarter of 2020. Adjusted operating income, which is a non-GAAP financial measure, was $120.8 million in the first quarter of 2020. There were no adjustments to operating income in the first quarter of 2021.
•Net income increased 118.6% to $130.5 million as compared to $59.7 million in the first quarter of 2020. Adjusted net income, which is a non-GAAP financial measure, increased 85.7% to $134.6 million as compared to $72.5 million in the first quarter of 2020.
•Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, increased 71.1% to $230.1 million as compared to $134.5 million in the first quarter of 2020. Adjusted EBITDA per credit facility, which is a non-GAAP financial measure, increased 52.3% to $230.3 million as compared to $151.2 million in the first quarter of 2020.
•Earnings per diluted share ("EPS") increased 121.4% to $0.62 as compared to $0.28 in the first quarter of 2020. Adjusted EPS, which is a non-GAAP financial measure, increased 88.2% to $0.64 as compared to $0.34 in the first quarter of 2020.

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

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2020

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except percentages and per share amounts)	2021		2020
Net sales	$1,043.8	100.0%	$822.4	100.0%
Cost of sales	584.9	56.0	465.3	56.6
Gross profit	458.9	44.0	357.1	43.4
Selling and marketing expenses	197.7	18.9	171.0	20.8
General, administrative and other expenses	79.5	7.6	80.6	9.8
Equity (income) loss in earnings of unconsolidated affiliates	(6.7)	(0.6)	0.2	—
Operating income	188.4	18.0	105.3	12.8

Other expense, net:
Interest expense, net	12.3	1.2	20.3	2.5
Loss on extinguishment of debt	5.0	0.5	—	—
Other (income) expense, net	(0.3)	—	0.5	0.1
Total other expense, net	17.0	1.6	20.8	2.6

Income from continuing operations before income taxes	171.4	16.4	84.5	10.3
Income tax provision	(40.5)	(3.9)	(23.5)	(2.9)
Income from continuing operations	130.9	12.5	61.0	7.4
Loss from discontinued operations, net of tax	(0.2)	—	(1.2)	(0.1)
Net income before non-controlling interests	130.7	12.5	59.8	7.3
Less: Net income attributable to non-controlling interests	0.2	—	0.1	—
Net income attributable to Tempur Sealy International, Inc.	$130.5	12.5%	$59.7	7.3%

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.64		$0.28
Loss per share for discontinued operations	—		—
Earnings per share	$0.64		$0.28

Diluted
Earnings per share for continuing operations	$0.62		$0.28
Loss per share for discontinued operations	—		—
Earnings per share	$0.62		$0.28

Weighted average common shares outstanding:
Basic	203.7		213.6
Diluted	210.1		216.0

NET SALES

	Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$881.4	$722.4	$765.5	$624.7	$115.9	$97.7
Direct	162.4	100.0	117.8	67.6	44.6	32.4
Total net sales	$1,043.8	$822.4	$883.3	$692.3	$160.5	$130.1

Net sales increased 26.9%, and on a constant currency basis increased 25.1%. The change in net sales was driven by the following:

•North America net sales increased $191.0 million, or 27.6%. Net sales in the Wholesale channel increased $140.8 million, or 22.5%, primarily driven by broad-based demand across our retail partners. Net sales in the Direct channel increased $50.2 million, or 74.3%, primarily driven by growth from our e-commerce business. On a constant currency basis, North America net sales increased 27.3%.

•International net sales increased $30.4 million, or 23.4%. On a constant currency basis, International net sales increased 13.8%. Net sales in the Wholesale channel increased 9.1% on a constant currency basis. Net sales in the Direct channel increased 28.1% on a constant currency basis.

GROSS PROFIT

	Three Months Ended March 31,
	2021		2020
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$363.9	41.2%	$281.2	40.6%	0.6%
International	95.0	59.2%	75.9	58.3%	0.9%
Consolidated gross margin	$458.9	44.0%	$357.1	43.4%	0.6%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Our gross margin is primarily impacted by the relative amount of net sales contributed by our Tempur and Sealy products. Our Sealy products have a significantly lower gross margin than our Tempur products. Our Sealy mattress products range from value to premium priced offerings, and gross margins are typically higher on premium products compared to value priced offerings. Our Tempur products are exclusively premium priced products. As sales of our value priced products increase relative to sales of our premium priced products, our gross margins will be negatively impacted in both our North America and International segments.

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

Gross margin improved 60 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 60 basis points. The improvement in gross margin was primarily driven by brand and channel mix of 140 basis points, partially offset by operational inefficiencies related to supply chain constraints of 100 basis points.

•International gross margin improved 90 basis points. The improvement in gross margin was primarily driven by favorable mix of 160 basis points as well as operational efficiencies of 150 basis points, partially offset by increased commodity costs of 220 basis points.

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

	Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$90.9	$73.5	$79.4	$63.9	$11.5	$9.6	$—	$—
Other selling and marketing expenses	106.8	97.5	68.8	66.2	31.6	28.3	6.4	3.0
General, administrative and other expenses	79.5	80.6	42.3	49.5	12.4	11.4	24.8	19.7
Total operating expenses	$277.2	$251.6	$190.5	$179.6	$55.5	$49.3	$31.2	$22.7

Operating expenses increased $25.6 million, or 10.2%, and decreased 400 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $10.9 million, or 6.1%, and decreased 430 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising investments, partially offset by decreased customer-related charges. In 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates, which was not repeated in the same period in 2021.

•International operating expenses increased $6.2 million, or 12.6%, and decreased 330 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and other selling and marketing investments.

•Corporate operating expenses increased $8.5 million, or 37.4%. The increase in operating expenses was primarily driven by variable compensation due to a reduction in prior year when the full year outlook included worldwide shutdowns and significant retailer door closures.

Research and development expenses for the three months ended March 31, 2021 were $6.5 million compared to $5.8 million for the three months ended March 31, 2020, an increase of $0.7 million, or 12.1%.

OPERATING INCOME

	Three Months Ended March 31,
	2021		2020
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$173.4	19.6%	$101.6	14.7%	4.9%
International	46.2	28.8%	26.4	20.3%	8.5%
	219.6		128.0
Corporate expenses	(31.2)		(22.7)
Total operating income	$188.4	18.0%	$105.3	12.8%	5.2%

Operating income increased $83.1 million and operating margin improved 520 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $71.8 million and operating margin improved 490 basis points. The improvement in operating margin was primarily driven by favorable operating expense leverage of 240 basis points, improvement in gross margin of 60 basis points and decreased customer-related charges. In 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates, which was not repeated in the same period in 2021.

•International operating income increased $19.8 million and operating margin improved 850 basis points. The improvement in operating margin was primarily driven by improved performance of the Asia-Pacific joint ventures of 340 basis points, favorable operating expense leverage of 240 basis points and the improvement in gross margin of 90 basis points. Additionally, in 2020, we recorded $2.3 million of charges associated with the global pandemic, which were not repeated in 2021.

•Corporate operating expenses increased $8.5 million, which negatively impacted our consolidated operating margin by 80 basis points. The increase in operating expenses was primarily driven by variable compensation due to a reduction in prior year when the full year outlook included worldwide shutdowns and significant retailer door closures.

INTEREST EXPENSE, NET

	Three Months Ended March 31,
(in millions, except percentages)	2021	2020	% Change
Interest expense, net	$12.3	$20.3	(39.4)%

Interest expense, net, decreased $8.0 million, or 39.4%. The decrease in interest expense, net, was primarily driven by reduced average levels of outstanding debt and lower interest rates on our variable rate debt.

INCOME TAX PROVISION

	Three Months Ended March 31,
(in millions, except percentages)	2021	2020	% Change
Income tax provision	$40.5	$23.5	72.3%
Effective tax rate	23.6%	27.8%
Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $17.0 million due to an increase in income before income taxes. Our effective tax rate for the three months ended March 31, 2021 as compared to the same prior year period decreased by 420 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the three months ended March 31, 2021 included the favorable impact of the elimination of global intangible low-taxed income ("GILTI") from U.S. taxable income, the favorable impact of the deductibility of stock compensation in the U.S. and included a net unfavorable impact of other discrete items. The effective tax rate as compared to the U.S. federal statutory tax rate for the three months ended March 31, 2020 included a net unfavorable impact of discrete items primarily related to the likelihood of the realization of certain deferred tax assets, i.e., the future deductibility of such items for income tax purposes, and certain stock compensation.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, supplemented with borrowings in the capital markets and made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, payments of dividends to our shareholders, capital expenditures and working capital needs.

As of March 31, 2021, we had net working capital of $318.6 million, including cash and cash equivalents of $290.5 million, as compared to a working capital deficit of $6.4 million, including cash and cash equivalents of $65.0 million, as of December 31, 2020.

At March 31, 2021, total cash and cash equivalents were $290.5 million, of which $264.6 million was held in the U.S. and $25.9 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2021	2020
Net cash provided by (used in) continuing operations:
Operating activities	$86.3	$15.0
Investing activities	(24.4)	(64.0)
Financing activities	168.9	188.1

Cash provided by operating activities from continuing operations increased $71.3 million in the three months ended March 31, 2021 as compared to the same period in 2020. The increase in cash provided by operating activities was driven by strong operational performance in the period.

Cash used in investing activities from continuing operations decreased $39.6 million in the three months ended March 31, 2021 as compared to the same period in 2020. The decrease in cash used in investing activities was due to the acquisition of the Sherwood Bedding business, which occurred in the first quarter of 2020.

Cash provided by financing activities from continuing operations decreased $19.2 million in the three months ended March 31, 2021 as compared to the same period in 2020. For the three months ended March 31, 2021, we had net funding of $504.8 million, which included proceeds of $800.0 million from the issuance of our 2029 Senior Notes partially offset by net repayments under our credit facilities and 2023 Senior Notes, as compared to net borrowings of $380.1 million in 2020 on our credit facilities. During the three months ended March 31, 2021 and 2020, we repurchased $313.1 million and $199.3 million, respectively, of our common stock. Cash provided by financing activities also decreased due to dividends paid to shareholders of $14.3 million and payment of deferred financing costs of $12.7 million during the three months ended March 31, 2021.

Cash Provided by (Used in) Discontinued Operations

Net cash provided by (used in) operating, investing and financing activities from discontinued operations for the periods ended March 31, 2021 and 2020 was not material.

Capital Expenditures

Capital expenditures totaled $23.5 million and $26.2 million for the three months ended March 31, 2021 and 2020, respectively. We currently expect our 2021 capital expenditures to be approximately $125 million to $140 million, which includes investments in growth initiatives and maintenance capital expenditures of $75 million.

Indebtedness

Our total debt increased to $1,873.1 million as of March 31, 2021 from $1,370.3 million as of December 31, 2020. On November 9, 2020, we redeemed $200.0 million of our issued and outstanding 2023 Senior Notes at 101.406% of their principal amount, plus the accrued and unpaid interest. During the first quarter of 2021, we redeemed the remaining $250.0 million of our 2023 Senior Notes, principally funded by our revolving credit facility, at 101.406% of the principal amount, plus the accrued and unpaid interest.

On February 2, 2021 we entered into an amendment to our 2019 Credit Agreement, which increased our revolving credit facility from $425.0 million to $725.0 million. Total availability under our revolving senior secured credit facility was $724.9 million as of March 31, 2021, which matures in 2024.

On March 25, 2021, we issued the 2029 Senior Notes. The 2029 Senior Notes mature on April 15, 2029 and 4.00% interest is payable semi-annually in arrears on each April 15 and October 15, beginning on October 15, 2021. Refer to Note 5, "Debt" in our of the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

As of March 31, 2021, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, in accordance with our 2019 Credit Agreement was 1.95 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of March 31, 2021, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

Our debt agreements contain certain covenants that limit restricted payments, including share repurchases and dividends. The 2019 Credit Agreement, 2026 Senior Notes and 2029 Senior Notes contain similar limitations which, subject to other conditions, allow unlimited restricted payments at times when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, remains below 3.50 times. In addition, these agreements permit limited restricted payments under certain conditions when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility is above 3.50 times. The limit on restricted payments under the 2019 Credit Agreement, 2026 Senior Notes and 2029 Senior Notes is in part determined by a basket that grows at 50% of adjusted net income each quarter, reduced by restricted payments that are not otherwise permitted.

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

Debt Securities Guaranteed by Subsidiaries

The $600.0 million aggregate principal amount of 2026 Senior Notes (collectively the "Senior Notes"), respectively, are general unsecured senior obligations of Tempur Sealy International and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by all of Tempur Sealy International’s 100% directly or indirectly owned domestic subsidiaries guaranteeing Tempur Sealy International's obligations under the 2019 Credit Agreement (together, the "Obligor Group"). The $450.0 million aggregate principal amount of 2023 Senior Notes were general unsecured senior obligations at December 31, 2020. The foreign subsidiaries represent the foreign operations of the Company and do not guarantee the Senior Notes.

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

In March 2020, the SEC adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities under Rule 3-10 of Regulation S-X, permitting registrants to disclose summarized financial information for such subsidiary issuers and guarantors. The rule was effective January 4, 2021.

The summarized financial information for the Obligor Group follows:

Three Months Ended
March 31, 2021
Obligor Group
(in millions)
Net sales to unrelated parties	$823.0
Net sales to non-obligor subsidiaries	$16.7
Gross profit	$348.2
Income from continuing operations	$89.7
Net income attributable to Tempur Sealy International, Inc.	$89.7

	Obligor Group	Obligor Group
	March 31, 2021	December 31, 2020
(in millions)
ASSETS

Receivables due from non-obligor subsidiaries	$13.9	$13.8
Other current assets	642.5	418.4
Total current assets	656.4	432.2
Loan receivable from non-obligor subsidiaries	162.2	184.8
Goodwill and other intangible assets, net	1,089.2	1,092.5
Other non-current assets	740.0	741.5
Total non-current assets	1,991.4	2,018.8

LIABILITIES

Payables due to non-obligor subsidiaries	13.7	15.2
Other current liabilities	646.8	618.5
Total current liabilities	660.5	633.7
Loan payable to non-obligor subsidiaries	0.1	14.5
Other non-current liabilities	2,223.9	1,689.2
Total non-current liabilities	$2,224.0	$1,703.7

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock. On February 11, 2021, the Board of Directors authorized an increase of $211.4 million, to the existing share repurchase authorization of Tempur Sealy International's common stock. During the three months ended March 31, 2021, we repurchased 8.4 million shares under our share repurchase program for $299.8 million. As of March 31, 2021, we had $113.2 million remaining under our share repurchase authorization. On April 29, 2021, the Board of Directors authorized an additional increase to the share repurchase authorization bringing the total authorization to $400.0 million. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deems appropriate. These repurchases may be funded by operating cash flows and/or borrowings under our debt arrangements. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing and regulatory requirements and other market conditions. The program is subject to certain limitations under our debt agreements. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Repurchases may be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under federal securities laws.

We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," in the 2020 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

Future Liquidity Sources and Uses

As of March 31, 2021, we had $1,102.6 million of liquidity, including $290.5 million of cash on hand and $724.9 million available under our revolving senior secured credit facility. We also had availability of $87.2 million under our securitization facility. In addition, we expect to generate significant cash flow from operations in the full year 2021. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures and debt service obligations.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through share repurchases and quarterly dividends as well as opportunistic and strategic acquisition opportunities that enhance our global competitiveness. Additionally, we have taken capital structure actions to optimize our balance sheet, through extending the maturities of our long-term debt and lowering our annualized interest expense by approximately $23 million. We plan to take the following additional actions in 2021:

•For the second quarter of 2021, the Board of Directors has declared a dividend of $0.07 per share. The dividend is payable on May 27, 2021 to shareholders of record as of May 13, 2021.
•Repurchase at least 6% of shares outstanding over the course of 2021, subject to market conditions.
•We intend to use the net proceeds from the 2029 Senior Notes to redeem in full the $600.0 million 2026 Senior Notes. The remaining funds will be used for general corporate purposes.

As of March 31, 2021, we had $1,873.1 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $1,673.1 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, was 1.95 times for the trailing twelve months ended March 31, 2021. Our target range for our ratio of consolidated indebtedness less netted cash, which is a non-GAAP financial measure, is 2.0 to 3.0 times. Total cash interest payments related to our borrowings are expected to be approximately $50 million to $55 million in 2021.

On April 6, 2021, we entered into a new amendment to our Accounts Receivable Securitization that, among other things, extended its maturity date to April 6, 2023 and increased the overall limit from $120.0 million to $200.0 million.

Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Similarly, our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements and debt service obligations. For information regarding the impact of COVID-19 on our business, including our liquidity and capital resources, please refer to "Risk Factors" contained in ITEM 1A of Part I of the 2020 Annual Report.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted operating income (expense), adjusted operating margin, EBITDA, adjusted EBITDA per credit facility, consolidated indebtedness and consolidated indebtedness less netted cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income, earnings per share, operating income (expense), operating margin or an alternative to total debt as a measure of liquidity. We believe these non-GAAP financial measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income, operating income (expense) and operating margin. The adjustments we make to derive the non-GAAP financial measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP financial measure, but which we do not consider to be the fundamental attributes or primary drivers of our business.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2021	March 31, 2020
Net income	$130.5	$59.7
Loss from discontinued operations, net of tax (1)	0.2	1.2
Loss on extinguishment of debt (2)	5.0	—
Customer-related charges (3)	—	11.7
Incremental operating costs (4)	—	2.3
Accounting standard adoption (5)	—	1.5
Tax adjustments (6)	(1.1)	(3.9)
Adjusted net income	$134.6	$72.5

Adjusted earnings per share, diluted	$0.64	$0.34

Diluted shares outstanding	210.1	216.0

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	In the first quarter of 2021, we recognized $5.0 million of loss on extinguishment of debt associated with the redemption of the remaining amount outstanding on the 2023 senior notes.
(3)
In the first quarter of 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account.

(4)	In the first quarter of 2020, we recorded $2.3 million of charges related to the global pandemic.
(5)
In the first quarter of 2020, we recorded $1.5 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.

(6)	Adjusted income tax provision represents the tax effects associated with the aforementioned items.

Adjusted Operating Income (Expense) and Operating Margin

A reconciliation of operating income (expense) and operating margin to adjusted operating income (expense) and adjusted operating margin, respectively, are provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below.

The following table sets forth our reported gross profit and operating income (expense) for the three months ended March 31, 2021. We had no adjustments to gross profit and operating income (expense) for the three months ended March 31, 2021.

	Three Months Ended March 31, 2021
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,043.8		$883.3		$160.5		$—

Gross profit	$458.9	44.0%	$363.9	41.2%	$95.0	59.2%	$—

Operating income (expense)	$188.4	18.0%	$173.4	19.6%	$46.2	28.8%	$(31.2)

The following table sets forth our reported gross profit and the reconciliation of our operating income (expense) and operating margin to the calculation of adjusted operating income (expense) and adjusted operating margin for the three months ended March 31, 2020. We had no adjustments to gross profit for the three months ended March 31, 2020.

	Three Months Ended March 31, 2020
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$822.4		$692.3		$130.1		$—

Gross profit	$357.1	43.4%	$281.2	40.6%	$75.9	58.3%	$—

Operating income (expense)	$105.3	12.8%	$101.6	14.7%	$26.4	20.3%	$(22.7)
Adjustments:
Customer-related charges (1)	11.7		11.7		—		—
Incremental operating costs (2)	2.3		—		2.3		—
Accounting standard adoption (3)	1.5		1.5		—		—
Total adjustments	15.5		13.2		2.3		—

Adjusted operating income (expense)	$120.8	14.7%	$114.8	16.6%	$28.7	22.1%	$(22.7)

(1)
In the first quarter of 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account.

(2)	In the first quarter of 2020, we recorded $2.3 million of charges related to the global pandemic.
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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA per credit facility for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
Net income	$130.5	$59.7
Interest expense, net	12.3	20.3
Loss on extinguishment of debt (1)	5.0	—
Income taxes	40.5	23.5
Depreciation and amortization	41.8	31.0
EBITDA	$230.1	$134.5
Adjustments:
Loss from discontinued operations, net of tax (2)	0.2	1.2
Customer-related charges (3)	—	11.7
Incremental operating costs (4)	—	2.3
Accounting standard adoption (5)	—	1.5
Adjusted EBITDA per credit facility	$230.3	$151.2

(1)	In the first quarter of 2021, we recognized $5.0 million of loss on extinguishment of debt associated with the redemption of the remaining amount outstanding on the 2023 senior notes.
(2)
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

(4)	In the first quarter of 2020, we recorded $2.3 million of charges related to the global pandemic.
(5)
In the first quarter of 2020, we recorded $1.5 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA per credit facility for the trailing twelve months ended March 31, 2021:

Trailing Twelve Months Ended
(in millions)	March 31, 2021
Net income	$419.6
Interest expense, net	69.0
Loss on extinguishment of debt (1)	10.1
Income tax provision	119.6
Depreciation and amortization	165.7
Aspirational plan amortization (2)	49.4
EBITDA	$833.4
Adjustments:
Income from discontinued operations, net of tax (3)	(1.0)
COVID-19 charges (4)	7.9
Asset impairments (5)	7.0
Incremental operating costs (6)	4.9
Restructuring costs (7)	3.8
Aspirational plan employer costs (8)	2.3
Accounting standard adoption (9)	2.1
Facility expansion costs (10)	0.6
Other income (11)	(2.3)
Adjusted EBITDA per credit facility	$858.7

Consolidated indebtedness less netted cash	$1,673.1

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility	1.95 times

(1)
In the first quarter of 2021, we recognized $5.0 million of loss on extinguishment of debt associated with the redemption of the remaining amount outstanding on the 2023 senior notes. In the third and fourth quarter of 2020, we recognized a total of $5.1 million of loss on extinguishment of debt associated with the partial redemption of the 2023 senior notes and early repayment of the 364-day term loan.

(2)	In 2020, we recognized $49.4 million of performance-based stock compensation amortization related to our long-term aspirational awards.
(3)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(4)	In 2020, adjusted EBITDA per credit facility excluded $7.9 million of COVID-19 charges associated with temporarily closed company-owned retail stores and sales force retention costs.
(5)	In 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets.
(6)	In 2020, we recorded $4.9 million of incremental operating costs associated with the global pandemic.
(7)	In 2020, we incurred $3.8 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment.
(8)	In 2020, we recognized $2.3 million of employer-related tax costs related to the aspirational plan compensation.
(9)
During 2020, we recorded $2.1 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.

(10)	In 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(11)	In 2020, we recorded $2.3 million of other income related to the sale of a manufacturing facility.

Under the 2019 Credit Agreement, the definition of adjusted EBITDA (which we refer to as "adjusted EBITDA per credit facility") contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the trailing twelve months ended March 31, 2021, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility is 1.95 times for the trailing twelve months ended March 31, 2021. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of March 31, 2021. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	March 31, 2021
Total debt, net	$1,860.1
Plus: Deferred financing costs (1)	13.0
Consolidated indebtedness	1,873.1
Less: Netted cash (2)	200.0
Consolidated indebtedness less netted cash	$1,673.1

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

Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in the 2020 Annual Report. There have been no material changes to our critical accounting policies and estimates in 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposures

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes positively impacted our adjusted EBITDA per credit facility, which is a non-GAAP financial measure, by 1.7% in the three months ended March 31, 2021.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at March 31, 2021, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $6.8 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

As of March 31, 2021, we had variable-rate debt of approximately $403.4 million. A sensitivity analysis indicates that, holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $4.0 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting:

During the first quarter of 2021, the Company implemented a new enterprise resource planning (“ERP") system to replace the operational and financial systems for its Tempur U.S. distribution subsidiary. The Company completed significant pre-implementation testing and post-implementation testing and monitoring to ensure the effectiveness of internal controls over financial reporting. As a result of this implementation, the Company modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system. During the first quarter of 2021, no other changes occurred in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls.

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

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2021:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)(2)
January 1, 2021 - January 31, 2021	736,605	(1)	$27.13	261,705	$194.2
February 1, 2021 - February 28, 2021	1,982,779	(1)	$32.95	1,980,528	$340.4
March 1, 2021 - March 31, 2021	6,122,789	(1)	$37.19	6,108,392	$113.2
Total	8,842,173			8,350,625

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.
(2)
In February 2021, the Board of Directors increased the authorization under the Company's share repurchase program by an additional $211.4 million. Additionally, in April 2021, the Board of Directors authorized an additional increase under the program bringing the total authorization to $400.0 million.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

4.1
Indenture, dated as of March 25, 2021 among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on March 25, 2021). (1)

10.1
Purchase Agreement, dated March 11, 2021 among Tempur Sealy International, Inc., the Guarantors named therein, and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on March 16, 2021). (1)

10.2
Omnibus Amendment No. 2, dated as of April 6, 2021, by and among Tempur Sealy International, Inc., Tempur Sealy Receivables, LLC, Tempur-Pedic North America, LLC, Sealy Mattress Manufacturing Company, LLC, Sumitomo Mitsui Banking Corporation, as lender, and Wells Fargo Bank, National Association, as administrative agent and as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 8, 2021). (1)

10.3
Annex A to Omnibus Amendment No. 2 - Amended and Restated Receivables Sale Agreement, dated as of April 6, 2021, by and between Sealy Mattress Manufacturing Company, LLC, as seller, and Tempur-Pedic North America, LLC, as purchaser (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on April 8, 2021). (1)

10.4
Annex B to Omnibus Amendment No. 2 - Amended and Restated Receivables Sale and Contribution Agreement, dated as of April 6, 2021, by and between Tempur-Pedic North America, LLC, as seller and contributor, and Tempur Sealy Receivables, LLC, as purchaser and contributee (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on April 8, 2021). (1)

10.5
Annex C to Omnibus Amendment No. 2 - Amended and Restated Credit and Security Agreement, dated as of April 6, 2021, among Tempur Sealy International, Inc., as master servicer, Tempur Sealy Receivables, LLC, as borrower, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on April 8, 2021). (1)

10.6	2021 Amended and Restated Non-Employee Director Compensation Plan. (2)
22	List of Subsidiary Guarantors
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

(1)	Incorporated by reference.
(2)	Indicates management contract or compensatory plan or arrangement.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: May 6, 2021	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer