Form 10-Q
period 2021-06-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2021-08-04
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-31922

TEMPUR SEALY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1022198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Tempur Way
Lexington, Kentucky 40511
(Address of principal executive offices)
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

The number of shares outstanding of the registrant’s common stock as of July 29, 2021 was 196,496,823 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events, natural disasters or pandemics; risks associated with the duration, scope and severity of COVID-19 and its effects on our business and operations, including the disruption or delay of production and delivery of materials and products in our supply chain; the impact of travel bans, work-from-home policies, or shelter-in-place orders; a temporary or prolonged shutdown of manufacturing facilities or retail stores and decreased retail traffic; the effects of strategic investments on our operations, including our efforts to expand our global market share; expectations regarding the Dreams acquisition; the ability to develop and successfully launch new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches, and the related expenses and life cycles of such products; the ability to continuously improve and expand our product line; the effects of consolidation of retailers on revenues and costs; competition in our industry; consumer acceptance of our products; general economic, financial and industry conditions, particularly conditions relating to liquidity, financial performance and related credit issues present in the retail sector; financial distress among our business partners, customers and competitors, and financial solvency and related problems experienced by other market participants, any of which may be amplified by the effects of COVID-19; our reliance on information technology and the associated risks involving potential security lapses and/or cyber-based attacks; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; market disruptions related to COVID-19 which may frustrate our ability to access financing on acceptable terms or at all; our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; changing commodity costs; expectations regarding our target leverage, our share repurchase program and quarterly cash dividend; sales fluctuations due to seasonality; the effect of future legislative or regulatory changes, including changes in international trade duties, tariffs and other aspects of international trade policy; our ability to protect our intellectual property; and disruptions to the implementation of our strategic priorities and business plan caused by changes in our executive management team.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$1,169.1	$665.2	$2,212.9	$1,487.6
Cost of sales	650.9	399.3	1,235.8	864.6
Gross profit	518.2	265.9	977.1	623.0
Selling and marketing expenses	216.8	135.1	414.5	306.1
General, administrative and other expenses	85.1	82.4	164.6	163.0
Equity income in earnings of unconsolidated affiliates	(7.0)	(5.0)	(13.7)	(4.8)
Operating income	223.3	53.4	411.7	158.7

Other expense, net:
Interest expense, net	20.0	20.6	32.3	40.9
Loss on extinguishment of debt	18.0	—	23.0	—
Other (income) expense, net	(0.1)	0.3	(0.4)	0.8
Total other expense, net	37.9	20.9	54.9	41.7

Income from continuing operations before income taxes	185.4	32.5	356.8	117.0
Income tax provision	(44.7)	(9.4)	(85.2)	(32.9)
Income from continuing operations	140.7	23.1	271.6	84.1
(Loss) income from discontinued operations, net of tax	(0.3)	0.1	(0.5)	(1.1)
Net income before non-controlling interests	140.4	23.2	271.1	83.0
Less: Net (loss) income attributable to non-controlling interests	(0.4)	0.2	(0.2)	0.3
Net income attributable to Tempur Sealy International, Inc.	$140.8	$23.0	$271.3	$82.7

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.72	$0.11	$1.36	$0.39
Loss per share for discontinued operations	—	—	—	—
Earnings per share	$0.72	$0.11	$1.36	$0.39

Diluted
Earnings per share for continuing operations	$0.69	$0.11	$1.32	$0.40
Loss per share for discontinued operations	—	—	—	(0.01)
Earnings per share	$0.69	$0.11	$1.32	$0.39

Weighted average common shares outstanding:
Basic	197.0	206.4	200.4	210.0
Diluted	204.1	208.0	204.9	212.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income before non-controlling interests	$140.4	$23.2	$271.1	$83.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	6.7	10.7	(4.1)	(12.3)
Other comprehensive income (loss), net of tax	6.7	10.7	(4.1)	(12.3)
Comprehensive income	147.1	33.9	267.0	70.7
Less: Comprehensive (loss) income attributable to non-controlling interests	(0.4)	0.2	(0.2)	0.3
Comprehensive income attributable to Tempur Sealy International, Inc.	$147.5	$33.7	$267.2	$70.4

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$58.1	$65.0
Accounts receivable, net	462.5	383.7
Inventories	324.2	312.1
Prepaid expenses and other current assets	80.9	207.6
Total Current Assets	925.7	968.4
Property, plant and equipment, net	518.2	507.9
Goodwill	767.0	766.3
Other intangible assets, net	623.7	630.1
Operating lease right-of-use assets	325.4	304.3
Deferred income taxes	14.9	13.5
Other non-current assets	102.7	118.1
Total Assets	$3,277.6	$3,308.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$346.7	$324.1
Accrued expenses and other current liabilities	451.9	585.1
Current portion of long-term debt	36.4	43.9
Income taxes payable	23.3	21.7
Total Current Liabilities	858.3	974.8
Long-term debt, net	1,473.2	1,323.0
Long-term operating lease obligations	295.1	275.1
Deferred income taxes	100.4	90.4
Other non-current liabilities	140.5	131.8
Total Liabilities	2,867.5	2,795.1

Redeemable non-controlling interest	8.5	8.9

Total Stockholders' Equity	401.6	504.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$3,277.6	$3,308.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

Three Months Ended June 30, 2021

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of March 31, 2021	$8.9	283.8	$2.8	85.9	$(2,360.7)	$590.0	$2,161.3	$(76.3)	$1.2	$318.3
Net income							140.8			140.8
Net loss attributable to non-controlling interest	(0.4)								—	—
Purchase of remaining interest in subsidiary						(3.4)			(1.2)	(4.6)
Foreign currency adjustments, net of tax								6.7		6.7
Exercise of stock options				(0.1)	3.4	(1.5)				1.9
Dividends declared on common stock ($0.07 per share)							(14.2)			(14.2)
Issuances of PRSUs, RSUs, and DSUs				(0.1)	3.1	(3.1)				—
Treasury stock repurchased				1.6	(61.6)					(61.6)
Treasury stock repurchased - PRSU/RSU releases				—	(0.8)					(0.8)
Amortization of unearned stock-based compensation						15.1				15.1
Balance, June 30, 2021	$8.5	283.8	$2.8	87.3	$(2,416.6)	$597.1	$2,287.9	$(69.6)	$—	$401.6

Three Months Ended June 30, 2020

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of March 31, 2020	$8.4	283.8	$2.8	77.4	$(2,026.5)	$576.9	$1,756.5	$(110.7)	$1.0	$200.0
Net income							23.0			23.0
Net income attributable to non-controlling interests									0.2	0.2
Dividend paid to non-controlling interest in subsidiary									(0.1)	(0.1)
Foreign currency adjustments, net of tax								10.7		10.7
Exercise of stock options				—	—	0.2				0.2
Issuances of PRSUs, RSUs, and DSUs				—	0.4	(0.4)				—
Treasury stock repurchased - PRSU/RSU releases				—	(0.2)					(0.2)
Amortization of unearned stock-based compensation						7.5				7.5
Balance, June 30, 2020	$8.4	283.8	$2.8	77.4	$(2,026.3)	$584.2	$1,779.5	$(100.0)	$1.1	$241.3

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in millions) (unaudited)

Six Months Ended June 30, 2021

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2020	$8.9	283.8	$2.8	78.9	$(2,096.8)	$617.5	$2,045.6	$(65.5)	$1.0	$504.6
Net income							271.3			271.3
Net (loss) income attributable to non-controlling interests	(0.4)								0.2	0.2
Purchase of remaining interest in subsidiary						(3.4)			(1.2)	(4.6)
Foreign currency adjustments, net of tax								(4.1)		(4.1)
Exercise of stock options				(0.5)	14.3	(5.8)				8.5
Dividends declared on common stock ($0.07 per share)							(29.0)			(29.0)
Issuances of PRSUs, RSUs, and DSUs				(1.6)	41.4	(41.4)				—
Treasury stock repurchased				10.0	(361.4)					(361.4)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.5	(14.1)					(14.1)
Amortization of unearned stock-based compensation						30.2				30.2
Balance, June 30, 2021	$8.5	283.8	$2.8	87.3	$(2,416.6)	$597.1	$2,287.9	$(69.6)	$—	$401.6

Six Months Ended June 30, 2020

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2019	$—	283.8	$2.8	75.1	$(1,832.8)	$573.9	$1,703.3	$(87.7)	$0.9	$360.4
Adoption of accounting standard effective January 1, 2020							(6.5)			(6.5)
Net income							82.7			82.7
Net income attributable to non-controlling interests									0.3	0.3
Acquisition of non-controlling interest in subsidiary	8.4									—
Dividend paid to noncontrolling interest in subsidiary									(0.1)	(0.1)
Foreign currency adjustments, net of tax								(12.3)		(12.3)
Exercise of stock options				—	0.3	1.2				1.5
Issuances of PRSUs, RSUs, and DSUs				(0.4)	5.7	(5.7)				—
Treasury stock repurchased				2.6	(187.5)					(187.5)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(12.0)					(12.0)
Amortization of unearned stock-based compensation						14.8				14.8
Balance, June 30, 2020	$8.4	283.8	$2.8	77.4	$(2,026.3)	$584.2	$1,779.5	$(100.0)	$1.1	$241.3

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions) (unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$271.1	$83.0
Loss from discontinued operations, net of tax	0.5	1.1
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	53.5	47.5
Amortization of stock-based compensation	30.2	14.8
Amortization of deferred financing costs	1.2	1.7
Bad debt expense	2.9	26.5
Deferred income taxes	8.0	(6.6)
Dividends received from unconsolidated affiliates	5.3	1.5
Equity income in earnings of unconsolidated affiliates	(13.7)	(4.8)
Loss on extinguishment of debt	3.0	—
Foreign currency adjustments and other	0.6	1.0
Changes in operating assets and liabilities, net of effect of business acquisitions	(49.6)	4.7
Net cash provided by operating activities from continuing operations	313.0	170.4

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(52.6)	(49.4)
Acquisitions, net of cash acquired	(5.6)	(37.9)
Other	0.3	0.1
Net cash used in investing activities from continuing operations	(57.9)	(87.2)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	1,936.1	1,073.9
Repayments of borrowings under long-term debt obligations	(1,782.3)	(866.9)
Proceeds from exercise of stock options	8.5	1.5
Treasury stock repurchased	(374.4)	(199.5)
Dividends paid	(28.1)	—
Payments of deferred financing costs	(14.2)	(1.6)
Repayments of finance lease obligations and other	(6.1)	(6.0)
Net cash (used in) provided by financing activities from continuing operations	(260.5)	1.4

Net cash (used in) provided by continuing operations	(5.4)	84.6

Net operating cash flows used in discontinued operations	(0.7)	(1.0)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.8)	(1.7)
(Decrease) increase in cash and cash equivalents	(6.9)	81.9
CASH AND CASH EQUIVALENTS, beginning of period	65.0	64.9
CASH AND CASH EQUIVALENTS, end of period	$58.1	$146.8

Supplemental cash flow information:
Cash paid during the period for:
Interest	$28.2	$41.1
Income taxes, net of refunds	$71.9	$7.2
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

The Company has ownership interests in United Kingdom and Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in each of these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company’s equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

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

(b) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method, and consist of the following:

	June 30,	December 31,
(in millions)	2021	2020
Finished goods	$160.6	$170.2
Work-in-process	10.6	12.6
Raw materials and supplies	153.0	129.3
	$324.2	$312.1

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

The Company had the following activity for sales returns from December 31, 2020 to June 30, 2021:

(in millions)
Balance as of December 31, 2020	$44.9
Amounts accrued	73.4
Returns charged to accrual	(66.8)
Balance as of June 30, 2021	$51.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
As of June 30, 2021 and December 31, 2020, $36.2 million and $31.6 million of accrued sales returns are included as a component of accrued expenses and other current liabilities and $15.3 million and $13.3 million of accrued sales returns are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The Company had the following activity for its accrued warranty expense from December 31, 2020 to June 30, 2021:

(in millions)
Balance as of December 31, 2020	$44.2
Amounts accrued	13.4
Warranties charged to accrual	(11.8)
Balance as of June 30, 2021	$45.8

As of June 30, 2021 and December 31, 2020, $21.8 million and $20.3 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $24.0 million and $23.9 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

(e) Allowance for Credit Losses. The allowance for credit losses is the Company’s best estimate of the amount of expected lifetime credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2021, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2020 to June 30, 2021:

(in millions)
Balance as of December 31, 2020	$71.6
Amounts accrued	2.9
Write-offs charged against the allowance	(3.3)
Balance as of June 30, 2021	$71.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(2) Net Sales

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$890.8	$114.6	$1,005.4	$1,656.3	$230.5	$1,886.8
Direct	123.0	40.7	163.7	240.8	85.3	326.1
Net sales	$1,013.8	$155.3	$1,169.1	$1,897.1	$315.8	$2,212.9

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$962.5	$118.9	$1,081.4	$1,792.8	$240.6	$2,033.4
Other	51.3	36.4	87.7	104.3	75.2	179.5
Net sales	$1,013.8	$155.3	$1,169.1	$1,897.1	$315.8	$2,212.9

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$946.3	$—	$946.3	$1,764.8	$—	$1,764.8
All Other	67.5	155.3	222.8	132.3	315.8	448.1
Net sales	$1,013.8	$155.3	$1,169.1	$1,897.1	$315.8	$2,212.9

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$502.8	$60.9	$563.7	$1,127.5	$158.6	$1,286.1
Direct	75.8	25.7	101.5	143.4	58.1	201.5
Net sales	$578.6	$86.6	$665.2	$1,270.9	$216.7	$1,487.6

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$540.3	$65.6	$605.9	$1,195.2	$167.1	$1,362.3
Other	38.3	21.0	59.3	75.7	49.6	125.3
Net sales	$578.6	$86.6	$665.2	$1,270.9	$216.7	$1,487.6

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$542.0	$—	$542.0	$1,174.5	$—	$1,174.5
All Other	36.6	86.6	123.2	96.4	216.7	313.1
Net sales	$578.6	$86.6	$665.2	$1,270.9	$216.7	$1,487.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(3) Acquisitions

Acquisition of Dreams Topco Limited

On May 26, 2021, the Company entered into a share purchase agreement with Project Dream S.à.r.l. and certain members of the management team and Dreams Topco Limited to purchase the entire issued share capital of Dreams Topco Limited and its direct and indirect subsidiaries ("Dreams"). Dreams has developed a successful multi-channel sales strategy, with over 200 brick and mortar retail locations in the United Kingdom, an industry-leading online channel, as well as manufacturing and delivery assets. On August 2, 2021, the Company completed the acquisition of Dreams. The purchase price was approximately $475 million, less net debt and is subject to a customary working capital adjustment period. The transaction was funded using cash on hand and bank financing.

(4) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2020	$610.3	$156.0	$766.3
Foreign currency translation and other	2.7	(2.0)	0.7
Balance as of June 30, 2021	$613.0	$154.0	$767.0

(5) Debt

Debt for the Company consists of the following:

	June 30, 2021		December 31, 2020
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$393.1	(1)	$409.1	(2)	October 16, 2024
Revolver	95.6	(1)	—	(2)	October 16, 2024
2029 Senior Notes	800.0	4.00%	—	N/A	April 15, 2029
2026 Senior Notes	—	N/A	600.0	5.500%	June 15, 2026
2023 Senior Notes	—	N/A	250.0	5.625%	October 15, 2023
Securitized debt	160.7	(3)	33.9	(4)	April 6, 2023
Finance lease obligations (5)	71.0		71.4		Various
Other	3.2		5.9		Various
Total debt	1,523.6		1,370.3
Less: Deferred financing costs	14.0		3.4
Total debt, net	1,509.6		1,366.9
Less: Current portion	36.4		43.9
Total long-term debt, net	$1,473.2		$1,323.0

(1)	Interest at LIBOR plus applicable margin of 1.250% as of June 30, 2021.
(2)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2020.
(3)	Interest at one month LIBOR index plus 70 basis points.
(4)	Interest at one month LIBOR index plus 80 basis points.
(5)	New finance lease obligations are a non-cash financing activity. Refer to Note 6, "Leases".

As of June 30, 2021, the Company was in compliance with all applicable debt covenants.

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

On February 2, 2021, the Company entered into an amendment to the 2019 Credit Agreement. The amendment increased the revolving credit facility from $425.0 million to $725.0 million. As of June 30, 2021, total availability under the revolving credit facility was $629.3 million after borrowings of $95.6 million and a $0.1 million reduction for outstanding letters of credit.

On May 26, 2021, the Company entered into an additional amendment to the 2019 Credit Agreement. The amendment provides for a $300.0 million delayed draw term loan. Once drawn, the delayed draw term loan will have the same terms and conditions as the Company's existing term loans under the 2019 Credit Agreement. On July 30, 2021 the Company drew down the full $300.0 million available under the delayed draw term loan to fund, in part, the Dreams acquisition.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). On April 6, 2021, the Company and certain of its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2023 and increased the overall limit from $120.0 million to $200.0 million. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. As of June 30, 2021, the Company had fully drawn down the Accounts Receivable Securitization with borrowings of $160.7 million.

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

Tempur Sealy International has the option to redeem all or a portion of the 2029 Senior Notes at any time on or after April 15, 2024. The initial redemption price is 102.00% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2024 until it becomes 100.0% of the principal amount beginning on April 15, 2026. In addition, Tempur Sealy International has the option at any time prior to April 15, 2024 to redeem some or all of the 2029 Senior Notes at 100.0% of the original principal amount plus a “make-whole” premium and accrued and unpaid interest, if any. Tempur Sealy International may also redeem up to 40.0% of the 2029 Senior Notes prior to April 15, 2024, under certain circumstances with the net cash proceeds from certain equity offerings, at 104.00% of the principal amount plus accrued and unpaid interest, if any. Tempur Sealy International may make such redemptions as described in the preceding sentence only if, after any such redemption, at least 60.0% of the original aggregate principal amount of the 2029 Senior Notes issued remains outstanding.

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

2026 Senior Notes

On June 15, 2021, the Company redeemed its $600.0 million issued and outstanding 2026 Senior Notes, in full, at 102.75% of their principal amount, plus the accrued and unpaid interest. The Company used net proceeds from the 2029 Senior Notes primarily to fund the redemption. As a result of the Company's redemption of the 2026 Senior Notes, the Company incurred $18.0 million of loss on extinguishment of debt which includes a prepayment premium of $16.5 million and the write-off of $1.5 million of unamortized deferred financing costs. Additionally, the Company incurred $5.2 million of overlapping interest expense for the final 83 day period between the issuance of the 2029 Senior Notes and redemption of the 2026 Senior Notes.

2023 Senior Notes

On November 9, 2020, the Company redeemed the first $200.0 million of the issued and outstanding 2023 Senior Notes at 101.406% of the principal amount, plus the accrued and unpaid interest. During the first quarter of 2021, the Company redeemed the remaining $250.0 million of the issued and outstanding 2023 Senior Notes at 101.406% of the principal amount, plus the accrued and unpaid interest. In the first quarter of 2021, the Company recognized $5.0 million of loss on extinguishment of debt, which includes a prepayment premium of $3.5 million and the write-off of $1.5 million of unamortized deferred financing costs, associated with the redemption of the remaining amount outstanding of the 2023 Senior Notes.

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

	Fair Value
(in millions)	June 30, 2021	December 31, 2020
2023 Senior Notes	$—	$255.1
2026 Senior Notes	—	625.4
2029 Senior Notes	812.8	—

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(6) Leases

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020:

(in millions)		June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$325.4	$304.3
Finance lease assets	Property, plant and equipment, net	60.7	61.2
Total leased assets		$386.1	$365.5

Liabilities
Short-term:
Operating lease obligations	Accrued expenses and other current liabilities	$66.4	$61.0
Finance lease obligations	Current portion of long-term debt	11.9	11.4
Long-term:
Operating lease obligations	Long-term operating lease obligations	295.1	275.1
Finance lease obligations	Long-term debt, net	59.1	60.0
Total lease obligations		$432.5	$407.5

The following table summarizes the classification of lease expense in the Company's Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Operating lease expense:
Operating lease expense	$21.4	$18.7	$40.8	$36.7
Short-term lease expense	2.8	2.5	6.7	5.7
Variable lease expense	6.3	4.4	12.7	9.7
Finance lease expense:
Amortization of right-of-use assets	3.1	2.2	5.9	4.4
Interest on lease obligations	1.1	1.1	2.2	2.3
Total lease expense	$34.7	$28.9	$68.3	$58.8

The following table sets forth the scheduled maturities of lease obligations as of June 30, 2021:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2021 (excluding the six months ended June 30, 2021)	$40.2	$8.2	$48.4
2022	76.6	14.5	91.1
2023	64.7	11.9	76.6
2024	53.3	9.5	62.8
2025	45.3	8.3	53.6
Thereafter	143.0	35.5	178.5
Total lease payments	423.1	87.9	511.0
Less: Interest	61.6	16.9	78.5
Present value of lease obligations	$361.5	$71.0	$432.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table provides lease term and discount rate information related to operating and finance leases as of June 30, 2021:

June 30, 2021
Weighted average remaining lease term (years):
Operating leases	6.73
Finance leases	7.53

Weighted average discount rate:
Operating leases	4.72%
Finance leases	5.61%

The following table provides supplemental information related to the Company's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended
(in millions)	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases (a)	$37.5	$33.1
Operating cash flows paid for finance leases	$2.3	$2.3
Financing cash flows paid for finance leases	$6.1	$4.6

Right-of-use assets obtained in exchange for new operating lease obligations	$55.7	$48.7
Right-of-use assets obtained in exchange for new finance lease obligations	$5.4	$11.7

(a) Operating cash flows paid for operating leases are included within the change in other assets and liabilities within the Condensed Consolidated Statement of Cash Flows offset by non-cash right-of-use asset amortization and lease liability accretion.
(7) Stockholders' Equity

(a) Treasury Stock. The Board of Directors authorized increases to the Company's share repurchase authorization of $211.4 million and $325.3 million during February and April 2021, respectively. The Company repurchased 1.6 million, under the program, for approximately $61.6 million during the three months ended June 30, 2021. The Company did not repurchase shares under the program during the three months ended June 30, 2020. The Company repurchased 10.0 million and 2.6 million shares, under the program, for approximately $361.4 million and $187.5 million during the six months ended June 30, 2021 and 2020, respectively. These amounts may differ from the repurchases of common stock amounts in the Condensed Consolidated Statements of Cash Flows due to unsettled share repurchases at the end of a period. As of June 30, 2021, the Company had approximately $376.8 million remaining under its share repurchase authorization.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three and six months ended June 30, 2021 and 2020. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $0.8 million and $0.2 million in treasury stock acquired during the three months ended June 30, 2021 and 2020, respectively. The Company acquired approximately $14.1 million and $12.0 million in treasury stock during the six months ended June 30, 2021 and 2020, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(b) AOCL. AOCL consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Foreign Currency Translation
Balance at beginning of period	$(69.4)	$(105.2)	$(58.6)	$(82.2)
Other comprehensive loss:
Foreign currency translation adjustments (1)	6.7	10.7	(4.1)	(12.3)
Balance at end of period	$(62.7)	$(94.5)	$(62.7)	$(94.5)

Pensions
Balance at beginning of period	$(6.9)	$(5.5)	$(6.9)	$(5.5)
Other comprehensive loss:
Net change from period revaluations	—	—	—	0.1
Tax expense (2)	—	—	—	(0.1)
Total other comprehensive income before reclassifications, net of tax	$—	$—	$—	$—
Net amount reclassified to earnings (1)	—	—	—	—
Tax benefit (2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—	$—	$—
Total other comprehensive loss	—	—	—	—
Balance at end of period	$(6.9)	$(5.5)	$(6.9)	$(5.5)

(1)	In 2021 and 2020, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision in the accompanying Condensed Consolidated Statements of Income.

(8) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Wages and benefits	$82.7	$102.5
Advertising	72.4	74.4
Operating lease obligations	66.4	61.0
Taxes	11.5	150.4
Other	218.9	196.8
	$451.9	$585.1

The decrease in taxes was due to the release of certain uncertain income tax liabilities. Refer to Note 11, "Income Taxes," for additional information.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(9) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 included PRSUs, non-qualified stock options, RSUs and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
PRSU expense	$9.7	$0.9	$19.3	$1.2
Option expense	0.4	1.2	0.8	2.4
RSU/DSU expense	5.0	5.4	10.1	11.2
Total stock-based compensation expense	$15.1	$7.5	$30.2	$14.8

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2021, the Company granted PRSUs as a component of the long-term incentive plan ("2021 PRSUs"). The Company has recorded stock-based compensation expense related to the 2021 PRSUs during the three and six months ended June 30, 2021, as it was probable that the Company would achieve the specified performance target for the performance period.

(10) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.
(11) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was 24.1% and 28.9%, respectively. The Company's effective tax rate for the six months ended June 30, 2021 and 2020 was 23.9% and 28.1%. The Company's effective tax rate for the three and six months ended June 30, 2021 and 2020 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company’s foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company’s uncertain tax positions, the excess tax deficiency (or benefit) related to stock-based compensation and certain other permanent items.

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

During the quarter ended June 30, 2021 the Company and SKAT resolved in all material respects the calculation of interest payable to SKAT related to the settlement of the Danish Tax Matters for the years 2001 through 2011 (the “Settlement Years”). This resolution resulted in SKAT refunding substantially all of the excess tax deposits it was holding for the Settlement Years (all other aspects of the settlement of the Settlement Years had previously been agreed upon). As such, the Danish Tax Matter for the Settlement Years is considered in all material respects, closed. Consequently, the tax deposits previously with SKAT were offset against the uncertain income tax liability for the Settlement Years.

The uncertain income tax liabilities for the Danish Tax Matter for the Settlement Years and for the years 2012 through 2021 (the "2012 to Current Period") are reflected in the Company’s Condensed Consolidated Balance Sheet as per below:

		June 30, 2021		December 31, 2020
Period	Balance Sheet Presentation	DKK	USD	DKK	USD
Settlement Years	Accrued expenses and other current liabilities	—	$—	847.3	$139.1
2012 to Current Period	Other non-current liabilities	304.8	48.6	295.0	48.4
	Total	304.8	$48.6	1,142.3	$187.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the 2012 to Current Period at June 30, 2021 and December 31, 2020 is approximately $11.6 million and $12.0 million, respectively.

At June 30, 2021 and December 31, 2020, respectively, the Company held cash on deposit with SKAT. The deposit at June 30, 2021 and December 31, 2020 is included within the Company’s Condensed Consolidated Balance Sheet as per below:

	June 30, 2021		December 31, 2020
	DKK	USD	DKK	USD
Prepaid expenses and other current assets	—	$—	847.3	$139.1
Other non-current assets	220.6	35.2	333.6	54.8
Total	220.6	$35.2	1,180.9	$193.9

If the Company is not successful in resolving the Danish Tax Matter for the 2012 to Current Period or there is a change in facts and circumstances, the Company may be required to further increase its uncertain income tax position associated with this matter, or decrease its deferred tax asset, also related to this matter, which could have a material impact on the Company's reported earnings.

There were no other significant changes in the Danish Tax Matter or other uncertain tax positions during the three or six months ended June 30, 2021.

(12) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per common share amounts)	2021	2020	2021	2020
Numerator:
Income from continuing operations, net of income attributable to non-controlling interests	$141.1	$22.9	$271.8	$83.8

Denominator:
Denominator for basic earnings per common share-weighted average shares	197.0	206.4	200.4	210.0
Effect of dilutive securities	7.1	1.6	4.5	2.0
Denominator for diluted earnings per common share-adjusted weighted average shares	204.1	208.0	204.9	212.0

Basic earnings per common share for continuing operations	$0.72	$0.11	$1.36	$0.39

Diluted earnings per common share for continuing operations	$0.69	$0.11	$1.32	$0.40

The Company excluded 5.2 million shares and 3.2 million shares for the three and six months ended June 30, 2020, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. The Company excluded an immaterial number of shares for the three and six months ended June 30, 2021. Holders of non-vested stock-based compensation awards do not have voting rights.

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

The following table summarizes total assets by segment:

(in millions)	June 30, 2021	December 31, 2020
North America	$4,145.9	$3,740.3
International	481.3	639.8
Corporate	400.7	490.3
Inter-segment eliminations	(1,750.3)	(1,561.8)
Total assets	$3,277.6	$3,308.6

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	June 30, 2021	December 31, 2020
North America	$425.0	$415.3
International	47.0	49.8
Corporate	46.2	42.8
Total property, plant and equipment, net	$518.2	$507.9

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	June 30, 2021	December 31, 2020
North America	$283.3	$256.6
International	40.6	45.7
Corporate	1.5	2.0
Total operating lease right-of-use assets	$325.4	$304.3

The following table summarizes segment information for the three months ended June 30, 2021:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,013.8	$155.3	$—	$—	$1,169.1

Inter-segment sales	$0.5	$0.1	$—	$(0.6)	$—
Inter-segment royalty expense (income)	2.3	(2.3)	—	—	—
Gross profit	425.4	92.8	—	—	518.2
Operating income (loss)	217.4	43.4	(37.5)	—	223.3
Income (loss) from continuing operations before income taxes	216.8	42.8	(74.2)	—	185.4

Depreciation and amortization (1)	$21.7	$3.5	$16.9	$—	$42.1
Capital expenditures	22.3	2.6	4.2	—	29.1
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended June 30, 2020:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$578.6	$86.6	$—	$—	$665.2

Inter-segment sales	$—	$0.1	$—	$(0.1)	$—
Inter-segment royalty expense (income)	1.1	(1.1)	—	—	—
Gross profit	218.4	47.5	—	—	265.9
Operating income (loss)	67.7	11.3	(25.6)	—	53.4
Income (loss) from continuing operations before income taxes	66.3	9.3	(43.1)	—	32.5

Depreciation and amortization (1)	$18.7	$3.3	$9.8	$—	$31.8
Capital expenditures	18.3	2.9	2.0	—	23.2
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2021:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,897.1	$315.8	$—	$—	$2,212.9

Inter-segment sales	$1.2	$0.3	$—	$(1.5)	$—
Inter-segment royalty expense (income)	4.4	(4.4)	—	—	—
Gross profit	789.3	187.8	—	—	977.1
Operating income (loss)	390.8	89.6	(68.7)	—	411.7
Income (loss) from continuing operations before income taxes	389.3	88.9	(121.4)	—	356.8

Depreciation and amortization (1)	$42.7	$7.1	$33.9	$—	$83.7
Capital expenditures	41.1	4.6	6.9	—	52.6
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2020:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,270.9	$216.7	$—	$—	$1,487.6

Inter-segment sales	$0.5	$0.2	$—	$(0.7)	$—
Inter-segment royalty expense (income)	3.2	(3.2)	—	—	—
Gross profit	499.6	123.4	—	—	623.0
Operating income (loss)	169.3	37.7	(48.3)	—	158.7
Income (loss) from continuing operations before income taxes	166.4	33.3	(82.7)	—	117.0

Depreciation and amortization (1)	$36.5	$6.4	$19.4	$—	$62.3
Capital expenditures	39.9	5.0	4.5	—	49.4
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	June 30, 2021	December 31, 2020
United States	$449.8	$436.2
All Other	68.4	71.7
Total property, plant and equipment, net	$518.2	$507.9

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	June 30, 2021	December 31, 2020
United States	$281.4	$255.0
All Other	44.0	49.3
Total operating lease right-of-use assets	$325.4	$304.3

The following table summarizes net sales by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
United States	$946.3	$542.0	$1,764.8	$1,174.5
All Other	222.8	123.2	448.1	313.1
Total net sales	$1,169.1	$665.2	$2,212.9	$1,487.6

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and six months ended June 30, 2021, including the following topics:

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

At the outset of the COVID-19 global pandemic we experienced a reduction in total net sales across both of our business segments in the first quarter of 2020. Our North America business began experiencing sharp declines in total net sales and orders in mid-March. Order trends reached their lowest point in early April 2020 when they had declined approximately 80% as compared to the prior year. North American order trends significantly improved beginning in late May, and this improvement continued throughout the remainder of 2020. This momentum has continued as the negative impacts of the COVID-19 pandemic largely subsided in the first half of 2021, as compared to the significant global disruption experienced throughout early 2020. Our consolidated net sales increased 75.8% as compared to the second quarter of 2020, which was impacted by COVID-19. Current order trends continue to indicate growth. As a result, we expect consolidated net sales growth to exceed 35% for the full year 2021.

Over the past several years and accelerating during the COVID-19 global pandemic, consumers have shifted their spending habits towards in-home products, including bedding products. We believe this may be a long-term shift in consumer spending habits, which could continue to favorably impact our industry. The rapid increase in demand for bedding products has challenged the entire bedding industry and supply chain, including our business. In the U.S., the broad-based increase in demand coupled with supply chain constraints has created operational challenges for U.S. production. The availability of certain commodities improved throughout the second quarter of 2021. However, availability declined for other key components as well as inbound and outbound freight. As a result, the U.S. sales growth in the first half of 2021 was unfavorably impacted as we could not fulfill the entire domestic demand for these products. We expect these constraints to continue to impact sales growth into the third quarter of 2021 and now anticipate the demand for these products will likely exceed supply into the fourth quarter of 2021. We estimate sales would have been approximately $150 million higher in the second quarter of 2021 had we not experienced supply chain constraints. We expect these supply chain constraints will be largely resolved by the end of 2021 and expect to be well-positioned to meet consumer demand heading into 2022.

During the first half of 2021, commodity costs unfavorably impacted our gross margin. We implemented pricing actions in the fourth quarter of 2020 and in the second quarter of 2021 to mitigate these known commodity headwinds. Since then, we have continued to manage through a highly inflationary commodity environment and have taken additional pricing actions that will benefit the fourth quarter of 2021. Based on our current commodity outlook, we expect gross margin will be positively impacted by our pricing actions net of commodity cost inflation in the first half of 2022.

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

Acquisition of Dreams Topco Limited

On May 26, 2021, we entered into a share purchase agreement with Project Dream S.à.r.l. and certain members of the management team and Dreams Topco Limited to purchase the entire issued share capital of Dreams Topco Limited and its direct and indirect subsidiaries ("Dreams"). Dreams has developed a successful multi-channel sales strategy, with over 200 brick and mortar retail locations in the United Kingdom, an industry-leading online channel, as well as manufacturing and delivery assets. Dreams generated sales of approximately $400 million and EBITDA of approximately $75 million for the year ending December 31, 2020. On August 2, 2021, we completed the acquisition of Dreams. The purchase price was approximately $475 million, less net debt and is subject to a customary working capital adjustment period. The transaction is expected to be accretive to our EPS by approximately $0.20 and generate annual sales of approximately $450 million in the first year post-acquisition.

Product Launches

During the first quarter of 2021, we completed the launch of our Tempur-Ergo Smart Base Collection with Sleeptracker® technology in North America. In 2021, we began the largest rollout in Sealy North America’s history with the introduction of new Posturepedic Plus™, Posturepedic® and Essentials product lines. The rollout will be split between two phases with Posturepedic® and Essentials product lines successfully launched in the first half of 2021 and the new higher end Posturepedic Plus™ line planned for 2022. We expect to launch a new Tempur product line in our International segment in 2022.

Our global 2021 marketing plan is to aggressively support our innovative bedding products through investing significant marketing dollars to promote our worldwide brands.

Results of Operations

A summary of our results for the three months ended June 30, 2021 include:

•Total net sales increased 75.8% to $1,169.1 million as compared to $665.2 million in the second quarter of 2020. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 72.6%, with an increase of 73.8% in the North America business segment and an increase of 64.5% in the International business segment.
•Gross margin was 44.3% as compared to 40.0% in the second quarter of 2020. Adjusted gross margin, which is a non-GAAP financial measure, was 40.6% in the second quarter of 2020. There were no adjustments to gross margin in the second quarter of 2021.
•Operating income increased 318.2% to $223.3 million as compared to $53.4 million in the second quarter of 2020. Adjusted operating income, which is a non-GAAP financial measure, increased 191.7% to $227.2 million as compared to $77.9 million in the second quarter of 2020.
•Net income increased 512.2% to $140.8 million as compared to $23.0 million in the second quarter of 2020. Adjusted net income, which is a non-GAAP financial measure, increased 294.9% to $161.5 million as compared to $40.9 million in the second quarter of 2020.
•Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, increased 212.3% to $266.1 million as compared to $85.2 million in the second quarter of 2020. Adjusted EBITDA per credit facility, which is a non-GAAP financial measure, increased 146.6% to $270.3 million as compared to $109.6 million in the second quarter of 2020.
•Earnings per diluted share ("EPS") increased 527.3% to $0.69 as compared to $0.11 in the second quarter of 2020. Adjusted EPS, which is a non-GAAP financial measure, increased 295.0% to $0.79 as compared to $0.20 in the second quarter of 2020.

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

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2020

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended June 30,
(in millions, except percentages and per share amounts)	2021		2020
Net sales	$1,169.1	100.0%	$665.2	100.0%
Cost of sales	650.9	55.7	399.3	60.0
Gross profit	518.2	44.3	265.9	40.0
Selling and marketing expenses	216.8	18.5	135.1	20.3
General, administrative and other expenses	85.1	7.3	82.4	12.4
Equity income in earnings of unconsolidated affiliates	(7.0)	(0.6)	(5.0)	(0.7)
Operating income	223.3	19.1	53.4	8.0

Other expense, net:
Interest expense, net	20.0	1.7	20.6	3.1
Loss on extinguishment of debt	18.0	1.5	—	—
Other (income) expense, net	(0.1)	—	0.3	—
Total other expense, net	37.9	3.2	20.9	3.1

Income from continuing operations before income taxes	185.4	15.9	32.5	4.9
Income tax provision	(44.7)	(3.8)	(9.4)	(1.4)
Income from continuing operations	140.7	12.0	23.1	3.5
(Loss) income from discontinued operations, net of tax	(0.3)	—	0.1	—
Net income before non-controlling interests	140.4	12.0	23.2	3.5
Less: Net (loss) income attributable to non-controlling interests	(0.4)	—	0.2	—
Net income attributable to Tempur Sealy International, Inc.	$140.8	12.0%	$23.0	3.5%

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.72		$0.11
Loss per share for discontinued operations	—		—
Earnings per share	$0.72		$0.11

Diluted
Earnings per share for continuing operations	$0.69		$0.11
Loss per share for discontinued operations	—		—
Earnings per share	$0.69		$0.11

Weighted average common shares outstanding:
Basic	197.0		206.4
Diluted	204.1		208.0

NET SALES

	Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$1,005.4	$563.7	$890.8	$502.8	$114.6	$60.9
Direct	163.7	101.5	123.0	75.8	40.7	25.7
Total net sales	$1,169.1	$665.2	$1,013.8	$578.6	$155.3	$86.6

Net sales increased 75.8%, and on a constant currency basis increased 72.6%. The change in net sales was driven by the following:

•North America net sales increased $435.2 million, or 75.2%. On a constant currency basis, North America net sales increased 73.8%. Net sales in the Wholesale channel increased $388.0 million, or 77.2%. Net sales in the Direct channel increased $47.2 million, or 62.3%. The increase in net sales across all channels was driven by higher sales volume compared to the prior year period, which was impacted by COVID-19.

•International net sales increased $68.7 million, or 79.3%. On a constant currency basis, International net sales increased 64.5%. Net sales in the Wholesale channel increased 71.8% on a constant currency basis. Net sales in the Direct channel increased 47.5% on a constant currency basis. The increase in net sales across all channels was driven by higher sales volume compared to the prior year period, which was impacted by COVID-19.

GROSS PROFIT

	Three Months Ended June 30,
	2021		2020
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$425.4	42.0%	$218.4	37.7%	4.3%
International	92.8	59.8%	47.5	54.8%	5.0%
Consolidated gross margin	$518.2	44.3%	$265.9	40.0%	4.3%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Our gross margin is primarily impacted by the relative amount of net sales contributed by our Tempur and Sealy products. Our Sealy products have a significantly lower gross margin than our Tempur products. Our Sealy mattress products range from value to premium priced offerings, and gross margins are typically higher on premium products compared to value priced offerings. Our Tempur products are exclusively premium priced products. If sales of our value priced products increase relative to sales of our premium priced products, our gross margins will be negatively impacted in both our North America and International segments.

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

Gross margin improved 430 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 430 basis points. The improvement in gross margin was driven by fixed cost leverage from higher sales volume, resulting in an increase of 410 basis points, compared to the prior year period, which was impacted by COVID-19. Additionally, in 2020, we incurred $4.0 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which was not repeated in 2021.

•International gross margin improved 500 basis points. The improvement in gross margin was primarily driven by fixed cost leverage from higher sales volume resulting in an increase of 470 basis points compared to the prior year, which was impacted by COVID-19. Additionally, in 2020, we incurred $0.5 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which was not repeated in 2021.

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

	Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$108.0	$55.1	$97.1	$49.9	$10.9	$5.2	$—	$—
Other selling and marketing expenses	108.8	80.0	70.0	52.5	32.4	24.4	6.4	3.1
General, administrative and other expenses	85.1	82.4	40.9	48.3	13.1	11.6	31.1	22.5
Total operating expenses	$301.9	$217.5	$208.0	$150.7	$56.4	$41.2	$37.5	$25.6

Operating expenses increased $84.4 million, or 38.8%, and decreased 690 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $57.3 million, or 38.0%, and decreased 550 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising investments and increased variable compensation expense as compared to the prior year period, when the full-year outlook included worldwide shutdowns and significant retailer door closures due to COVID-19. Additionally, in 2020, we recognized $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the macro-economic environment, which were not repeated in 2021.

•International operating expenses increased $15.2 million, or 36.9%, and decreased 1,130 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and other selling and marketing investments as compared to the prior year period, when cost reduction actions were taken due to COVID-19. These increases were partially offset by decreased restructuring costs. In 2020, we recorded $3.4 million of restructuring costs associated with headcount reductions driven by the macro-economic environment, which were not repeated in 2021.

•Corporate operating expenses increased $11.9 million, or 46.5%. The increase in operating expenses was primarily driven by the low level of variable compensation expense in prior year when the full-year outlook included worldwide shutdowns and significant retailer door closures due to COVID-19. Additionally, we recorded $3.9 million of acquisition-related costs, primarily related to legal and professional fees associated with the acquisition of Dreams.

Research and development expenses for the three months ended June 30, 2021 were $6.7 million compared to $5.2 million for the three months ended June 30, 2020, an increase of $1.5 million, or 28.8%.

OPERATING INCOME

	Three Months Ended June 30,
	2021		2020
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$217.4	21.4%	$67.7	11.7%	9.7%
International	43.4	27.9%	11.3	13.0%	14.9%
	260.8		79.0
Corporate expenses	(37.5)		(25.6)
Total operating income	$223.3	19.1%	$53.4	8.0%	11.1%

Operating income increased $169.9 million and operating margin improved 1,110 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $149.7 million and operating margin improved 970 basis points. The improvement in operating margin was primarily driven by improvement in gross margin of 430 basis points and favorable operating expense leverage of 280 basis points. Additionally, in 2020, we recognized $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the macro-economic environment and incurred $4.3 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which were not repeated in 2021.

•International operating income increased $32.1 million and operating margin improved 1,490 basis points. The improvement in operating margin was primarily driven by favorable operating expense leverage of 560 basis points and the improvement in gross margin of 500 basis points. Additionally, in 2020, we recorded $3.4 million of restructuring costs associated with headcount reductions driven by the macro-economic environment and $0.6 million of incremental costs related to the global pandemic, which were not repeated in 2021.

•Corporate operating expenses increased $11.9 million, which negatively impacted our consolidated operating margin by 100 basis points. The increase in operating expenses was primarily driven by the low level of variable compensation expense in prior year when the full-year outlook included worldwide shutdowns and significant retailer door closures due to COVID-19. Additionally, we recorded $3.9 million of acquisition-related costs, primarily related to legal and professional fees associated with the acquisition of Dreams.

INTEREST EXPENSE, NET

	Three Months Ended June 30,
(in millions, except percentages)	2021	2020	% Change
Interest expense, net	$20.0	$20.6	(2.9)%

Interest expense, net, decreased $0.6 million, or 2.9%. The decrease in interest expense, net, was primarily driven by lower interest rates on our variable rate debt, partially offset by $5.2 million of overlapping interest expense during the period between the issuance of the 2029 Senior Notes and the redemption of the 2026 Senior Notes.

LOSS ON EXTINGUISHMENT OF DEBT

On March 25, 2021, we issued our 2029 Senior Notes. During the second quarter of 2021, we used the net proceeds from the 2029 Senior Notes to primarily redeem in full our $600.0 million 2026 Senior Notes. As a result of the redemption, we recognized $18.0 million of loss on extinguishment of debt, which includes a prepayment premium of $16.5 million and the write-off of $1.5 million of deferred financing costs. Refer to Note 5, "Debt," in our Notes to Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

INCOME TAX PROVISION

	Three Months Ended June 30,
(in millions, except percentages)	2021	2020	% Change
Income tax provision	$44.7	$9.4	375.5%
Effective tax rate	24.1%	28.9%
Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $35.3 million due to an increase in income before income taxes. Our effective tax rate for the three months ended June 30, 2021 as compared to the same prior year period decreased by 480 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the three months ended June 30, 2021 included the favorable impact of the elimination of global intangible low-taxed income ("GILTI") from U.S. taxable income, the favorable impact of the deductibility of stock compensation in the U.S. and included a net unfavorable impact of other discrete items. The effective tax rate as compared to the U.S. federal statutory tax rate for the three months ended June 30, 2020 also included a net favorable impact of discrete items.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2020

    The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Six Months Ended June 30,
(in millions, except percentages and per share amounts)	2021		2020
Net sales	$2,212.9	100.0%	$1,487.6	100.0%
Cost of sales	1,235.8	55.8	864.6	58.1
Gross profit	977.1	44.2	623.0	41.9
Selling and marketing expenses	414.5	18.7	306.1	20.6
General, administrative and other expenses	164.6	7.4	163.0	10.9
Equity income in earnings of unconsolidated affiliates	(13.7)	(0.6)	(4.8)	(0.3)
Operating income	411.7	18.6	158.7	10.7

Other expense, net:
Interest expense, net	32.3	1.5	40.9	2.7
Loss on extinguishment of debt	23.0	1.0	—	—
Other (income) expense, net	(0.4)	—	0.8	0.1
Total other expense, net	54.9	2.5	41.7	2.8

Income from continuing operations before income taxes	356.8	16.1	117.0	7.9
Income tax provision	(85.2)	(3.9)	(32.9)	(2.2)
Income from continuing operations	271.6	12.3	84.1	5.7
Loss from discontinued operations, net of tax	(0.5)	—	(1.1)	(0.1)
Net income before non-controlling interests	271.1	12.3	83.0	5.6
Less: Net (loss) income attributable to non-controlling interests	(0.2)	—	0.3	—
Net income attributable to Tempur Sealy International, Inc.	$271.3	12.3%	$82.7	5.6%

Earnings per common share:

Basic
Earnings per share for continuing operations	$1.36		$0.39
Loss per share for discontinued operations	—		—
Earnings per share	$1.36		$0.39

Diluted
Earnings per share for continuing operations	$1.32		$0.40
Loss per share for discontinued operations	—		(0.01)
Earnings per share	$1.32		$0.39

Weighted average common shares outstanding:
Basic	200.4		210.0
Diluted	204.9		212.0

NET SALES

	Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$1,886.8	$1,286.1	$1,656.3	$1,127.5	$230.5	$158.6
Direct	326.1	201.5	240.8	143.4	85.3	58.1
Total net sales	$2,212.9	$1,487.6	$1,897.1	$1,270.9	$315.8	$216.7

    Net sales increased 48.8%, and on a constant currency basis increased 46.4%. The change in net sales was driven by the following:

•North America net sales increased $626.2 million, or 49.3%. Net sales in the Wholesale channel increased $528.8 million, or 46.9%, primarily driven by broad-based demand across our retail partners and higher sales volume compared to the prior year period, which was impacted by COVID-19. Net sales in the Direct channel increased $97.4 million, or 67.9%, primarily driven by growth from web sales and higher retail sales volume compared to the prior year period, which was impacted by COVID-19.

•International net sales increased $99.1 million, or 45.7%. On a constant currency basis, International net sales increased 34.1%. Net sales in the Wholesale channel increased 33.1% on a constant currency basis. Net sales in the Direct channel increased 36.7% on a constant currency basis. The increase in net sales across all channels was driven by higher sales volume compared to the prior year period, which was impacted by COVID-19.

GROSS PROFIT

	Six Months Ended June 30,
	2021		2020
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$789.3	41.6%	$499.6	39.3%	2.3%
International	187.8	59.5%	123.4	56.9%	2.6%
Consolidated gross margin	$977.1	44.2%	$623.0	41.9%	2.3%

    Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

    Gross margin improved 230 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 230 basis points. The improvement in gross margin was primarily driven by fixed cost leverage on higher sales volume of 220 basis points, compared to the prior year period which was impacted by COVID-19. Additionally, in 2020, we incurred $4.0 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which was not repeated in 2021.

•International gross margin improved 260 basis points. The improvement in gross margin was primarily driven by favorable mix of 120 basis points and fixed cost leverage on higher unit volumes of 110 basis points. Additionally, in 2020, we incurred $0.5 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which was not repeated in 2021.

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

	Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$198.9	$128.6	$176.5	$113.8	$22.4	$14.8	$—	$—
Other selling and marketing expenses	215.6	177.5	138.8	118.7	64.0	52.7	12.8	6.1
General, administrative and other expenses	164.6	163.0	83.2	97.8	25.5	23.0	55.9	42.2
Total operating expenses	$579.1	$469.1	$398.5	$330.3	$111.9	$90.5	$68.7	$48.3

    Operating expenses increased $110.0 million, or 23.4%, and decreased 530 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $68.2 million, or 20.6%, and decreased 500 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising investments and increased variable compensation expense as compared to the prior year period, when the full-year outlook included worldwide shutdowns and significant retailer door closures due to COVID-19. Additionally, in 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account and $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the macro-economic environment, which were not repeated in 2021.

•International operating expenses increased $21.4 million, or 23.6%, and decreased 640 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by other selling and marketing investments and increased advertising as compared to the prior year period, when cost reduction actions were taken due to COVID-19. Additionally, in 2020, we incurred $3.4 million of restructuring costs associated with headcount reductions driven by the macro-economic environment and $2.4 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which were not repeated in 2021.

•Corporate operating expenses increased $20.4 million, or 42.2%. The increase in operating expenses was primarily driven by amortization of our performance-based stock compensation plans. Additionally, we recorded $3.9 million of acquisition-related costs, primarily related to legal and professional fees associated with the acquisition of Dreams.

    Research and development expenses were $13.2 million for the six months ended June 30, 2021 as compared to $11.0 million for the six months ended June 30, 2020.

OPERATING INCOME

	Six Months Ended June 30,
	2021		2020
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$390.8	20.6%	$169.3	13.3%	7.3%
International	89.6	28.4%	37.7	17.4%	11.0%
	480.4		207.0
Corporate expenses	(68.7)		(48.3)
Total operating income	$411.7	18.6%	$158.7	10.7%	7.9%

    Operating income increased $253.0 million and operating margin improved 790 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $221.5 million and operating margin improved 730 basis points. The improvement in operating margin was primarily driven by improved operating expense leverage of 270 basis points, improvement in gross margin of 230 basis points and decreased customer-related charges. In 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates. Additionally, in 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the macro-economic environment and incurred $4.3 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which were not repeated in 2021.

•International operating income increased $51.9 million and operating margin improved 1,100 basis points. The improvement in operating margin was primarily driven by improved operating expense leverage of 360 basis points, improvement in gross margin of 260 basis points and improved performance of the Asia-Pacific joint ventures of 160 basis points. Additionally, in 2020, we incurred $3.4 million of restructuring costs associated with headcount reductions driven by the macro-economic environment and $2.9 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which were not repeated in 2021.

•Corporate operating expenses increased $20.4 million, which negatively impacted our consolidated operating margin by 90 basis points. The increase in operating expenses was primarily driven by amortization of our performance-based stock compensation plans. Additionally, we recorded $3.9 million of acquisition-related costs, primarily related to legal and professional fees associated with the acquisition of Dreams.

INTEREST EXPENSE, NET

	Six Months Ended June 30,
(in millions, except percentages)	2021	2020	% Change
Interest expense, net	$32.3	$40.9	(21.0)%

Interest expense, net, decreased $8.6 million, or 21.0%. The decrease in interest expense, net, was primarily driven by reduced average levels of outstanding debt and lower interest rates on our variable rate debt, partially offset by $5.2 million of overlapping interest expense for the period between the issuance of the 2029 Senior Notes and redemption of the 2026 Senior Notes.

LOSS ON EXTINGUISHMENT OF DEBT

On March 25, 2021, we issued our 2029 Senior Notes. During the second quarter of 2021, we used the net proceeds from the 2029 Senior Notes primarily to redeem in full our $600.0 million 2026 Senior Notes, at 102.75% of their principal amount, plus the accrued and unpaid interest. As a result of the redemption, we recognized $18.0 million of loss on extinguishment of debt, which included a prepayment premium of $16.5 million and the write-off of $1.5 million of deferred financing costs. Additionally, in the first quarter of 2021, we recognized $5.0 million of loss on extinguishment of debt, which includes a prepayment premium of $3.5 million and the write-off of $1.5 million of deferred financing costs, associated with the redemption of the remaining amount outstanding of the 2023 Senior Notes. Refer to Note 5, "Debt," in our Notes to Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

INCOME TAX PROVISION

	Six Months Ended June 30,
(in millions, except percentages)	2021	2020	% Change
Income tax provision	$85.2	$32.9	159.0%
Effective tax rate	23.9%	28.1%

Our income tax provision increased $52.3 million due to an increase in income before income taxes. Our effective tax rate for the six months ended June 30, 2021 as compared to the same prior year period decreased 420 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the six months ended June 30, 2021 included the favorable impact of the elimination of GILTI from U.S. taxable income, the favorable impact of the deductibility of stock compensation in the U.S. and included a net unfavorable impact of other discrete items. The effective tax rate as compared to the U.S. federal statutory rate for the for the six months ended June 30, 2020 included a net unfavorable impact of discrete items primarily related to the impact of the likelihood of realization of certain deferred tax assets.

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

As of June 30, 2021, we had net working capital of $67.4 million, including cash and cash equivalents of $58.1 million, as compared to a working capital deficit of $6.4 million, including cash and cash equivalents of $65.0 million, as of December 31, 2020.

At June 30, 2021, total cash and cash equivalents were $58.1 million, of which $25.5 million was held in the U.S. and $32.6 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2021	2020
Net cash provided by (used in) continuing operations:
Operating activities	$313.0	$170.4
Investing activities	(57.9)	(87.2)
Financing activities	(260.5)	1.4

Cash provided by operating activities from continuing operations increased $142.6 million in the six months ended June 30, 2021 as compared to the same period in 2020. The increase in cash provided by operating activities was driven by strong operational performance in the period.

Cash used in investing activities from continuing operations decreased $29.3 million in the six months ended June 30, 2021 as compared to the same period in 2020. The decrease in cash used in investing activities was due to the acquisition of the Sherwood Bedding business, which occurred in the first quarter of 2020.

Cash used in financing activities from continuing operations increased $261.9 million in the six months ended June 30, 2021 as compared to the same period in 2020. For the six months ended June 30, 2021, we had net funding of $153.8 million, which included proceeds of $800.0 million from the issuance of our 2029 Senior Notes, offset by repayments of $250.0 million of our 2023 Senior Notes and $600.0 million of our 2026 Senior Notes and net borrowings of $203.8 million on our credit facilities, as compared to net borrowings of $207.0 million in 2020 on our credit facilities. During the six months ended June 30, 2021 and 2020, we repurchased $374.4 million and $199.5 million, respectively, of our common stock. Cash used in financing activities also decreased due to dividends paid to shareholders of $28.1 million and payment of deferred financing costs of $14.2 million during the six months ended June 30, 2021.

Cash Provided by (Used in) Discontinued Operations

Net cash provided by (used in) operating, investing and financing activities from discontinued operations for the periods ended June 30, 2021 and 2020 was not material.

Capital Expenditures

Capital expenditures totaled $52.6 million and $49.4 million for the six months ended June 30, 2021 and 2020, respectively. We currently expect our 2021 capital expenditures to be approximately $150 million to $165 million, which includes investments in growth initiatives.

Indebtedness

Our total debt increased to $1,523.6 million as of June 30, 2021 from $1,370.3 million as of December 31, 2020. On November 9, 2020, we redeemed $200.0 million of our issued and outstanding 2023 Senior Notes at 101.406% of their principal amount, plus the accrued and unpaid interest. During the first quarter of 2021, we redeemed the remaining $250.0 million of our 2023 Senior Notes, principally funded by our revolving credit facility, at 101.406% of the principal amount, plus the accrued and unpaid interest.

On February 2, 2021 we entered into an amendment to our 2019 Credit Agreement, which increased our revolving credit facility from $425.0 million to $725.0 million. Total availability under our revolving senior secured credit facility was $629.3 million as of June 30, 2021, which matures in 2024.

On March 25, 2021, we issued the 2029 Senior Notes. The 2029 Senior Notes mature on April 15, 2029 and 4.00% interest is payable semi-annually in arrears on each April 15 and October 15, beginning on October 15, 2021. On June 15, 2021, we redeemed our $600.0 million 2026 Senior Notes, in full, using net proceeds from our 2029 Senior Notes.

Additionally, on May 26, 2021, we entered into an amendment to our 2019 Credit Agreement. The amendment provides for a $300.0 million delayed draw term loan. On July 30, 2021 we drew down the full $300.0 million available under the delayed draw term loan to fund, in part, the Dreams acquisition. Refer to Note 5, "Debt" in our "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

As of June 30, 2021, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, in accordance with our 2019 Credit Agreement was 1.44 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of June 30, 2021, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

Our debt agreements contain certain covenants that limit restricted payments, including share repurchases and dividends. The 2019 Credit Agreement and 2029 Senior Notes contain similar limitations which, subject to other conditions, allow unlimited restricted payments at times when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, remains below 3.50 times. In addition, these agreements permit limited restricted payments under certain conditions when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility is above 3.50 times. The limit on restricted payments under the 2019 Credit Agreement and 2029 Senior Notes is in part determined by a basket that grows at 50% of adjusted net income each quarter, reduced by restricted payments that are not otherwise permitted.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock. On February 11, 2021, the Board of Directors authorized an increase of $211.4 million, to the existing share repurchase authorization of Tempur Sealy International's common stock. On April 29, 2021, the Board of Directors authorized an additional increase, of $325.3 million, to the share repurchase authorization. During the six months ended June 30, 2021, we repurchased 10.0 million shares under our share repurchase program for $361.4 million. As of June 30, 2021, we had $376.8 million remaining under our share repurchase authorization. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deems appropriate. These repurchases may be funded by operating cash flows and/or borrowings under our debt arrangements. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing and regulatory requirements and other market conditions. The program is subject to certain limitations under our debt agreements. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Repurchases may be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under federal securities laws.

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

Future Liquidity Sources and Uses

As of June 30, 2021, we had $987.4 million of liquidity, including $58.1 million of cash on hand, $629.3 million available under our revolving senior secured credit facility and $300.0 million available under our delayed draw term loan. In addition, we expect to generate significant cash flow from operations in the full year 2021. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures and debt service obligations.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through share repurchases and quarterly dividends as well as opportunistic and strategic acquisition opportunities that enhance our global competitiveness. Additionally, we have taken capital structure actions to optimize our balance sheet, through extending the maturities of our long-term debt and lowering our annualized interest expense. We plan to take the following additional actions in 2021:

•For the third quarter of 2021, the Board of Directors has declared a dividend of $0.09 per share. The dividend is payable on August 26, 2021 to shareholders of record as of August 12, 2021. This represents a 29% increase over our previous quarterly dividend of $0.07 per share.
•Repurchase at least 6% of shares outstanding over the course of 2021, subject to market conditions.
•On July 30, 2021, we drew down the full $300.0 million available under the delayed draw term loan to fund, in part, the Dreams acquisition.

As of June 30, 2021, we had $1,523.6 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $1,466.6 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, was 1.44 times for the trailing twelve months ended June 30, 2021. Our target range for our ratio of consolidated indebtedness less netted cash, which is a non-GAAP financial measure, is 2.0 to 3.0 times. We expect our ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility, which is a non-GAAP financial measure, will be approximately 1.80 times after the acquisition of Dreams. Total cash interest payments related to our borrowings are expected to be approximately $55 million in 2021.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended June 30, 2021 and 2020:

	Three Months Ended
(in millions, except per share amounts)	June 30, 2021	June 30, 2020
Net income	$140.8	$23.0
Loss (income) from discontinued operations, net of tax (1)	0.3	(0.1)
Loss on extinguishment of debt (2)	18.0	—
Overlapping interest expense (3)	5.2	—
Acquisition-related costs (4)	3.9	—
COVID-19 charges (5)	—	7.9
Asset impairments (6)	—	7.0
Incremental operating costs (7)	—	4.9
Restructuring costs (8)	—	3.4
Accounting standard adoption (9)	—	1.3
Tax adjustments (10)	(6.7)	(6.5)
Adjusted net income	$161.5	$40.9

Adjusted earnings per share, diluted	$0.79	$0.20

Diluted shares outstanding	204.1	208.0

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	In the second quarter of 2021, we recognized $18.0 million of loss on extinguishment of debt associated with the redemption of the 2026 Senior Notes.
(3)	In the second quarter of 2021, we incurred $5.2 million of overlapping interest expense during the period between the issuance of the 2029 Senior Notes and the redemption of the 2026 Senior Notes.
(4)	In the second quarter of 2021, we recorded $3.9 million of acquisition-related costs, primarily related to legal and professional fees associated with the acquisition of Dreams.
(5)	In the second quarter of 2020, we recorded $7.9 million of COVID-19 charges associated with temporarily closed company-owned retail stores and sales force retention costs.
(6)	In the second quarter of 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets.
(7)	In the second quarter of 2020, we recorded $4.9 million of incremental operating costs associated with the global pandemic.
(8)	In the second quarter of 2020, we incurred $3.4 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment.
(9)
In the second quarter of 2020, we recorded $1.3 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.

(10)	Adjusted income tax provision represents the tax effects associated with the aforementioned items.

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

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

The following table sets forth our reported gross profit and the reconciliation of the Company's operating income (expense) to the calculation of adjusted operating (income) expense for the three months ended June 30, 2021. We had no adjustments to gross profit for the three months ended June 30, 2021.

	Three Months Ended June 30, 2021
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,169.1		$1,013.8		$155.3		$—

Gross profit	$518.2	44.3%	$425.4	42.0%	$92.8	59.8%	$—

Operating income (expense)	$223.3	19.1%	$217.4	21.4%	$43.4	27.9%	$(37.5)
Adjustments:
Acquisition-related costs (1)	3.9		—		—		3.9
Adjusted operating income (expense)	$227.2	19.4%	$217.4	21.4%	$43.4	27.9%	$(33.6)

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended June 30, 2020.

	Three Months Ended June 30, 2020
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$665.2		$578.6		$86.6		$—

Gross profit	$265.9	40.0%	$218.4	37.7%	$47.5	54.8%	$—
Adjustments:
Incremental operating costs (2)	4.5		4.0		0.5		—
Adjusted gross profit	$270.4	40.6%	$222.4	38.4%	$48.0	55.4%	$—

Operating income (expense)	$53.4	8.0%	$67.7	11.7%	$11.3	13.0%	$(25.6)
Adjustments:
COVID-19 charges (3)	7.9		6.3		1.6		—
Asset impairments (4)	7.0		7.0		—		—
Incremental operating costs (2)	4.9		4.3		0.6		—
Restructuring costs (5)	3.4		—		3.4		—
Accounting standard adoption (6)	1.3		1.3		—		—
Total adjustments	24.5		18.9		5.6		—

Adjusted operating income (expense)	$77.9	11.7%	$86.6	15.0%	$16.9	19.5%	$(25.6)

(1)	In the second quarter of 2021, we recorded $3.9 million of acquisition-related costs, primarily related to legal and professional fees associated with the acquisition of Dreams.
(2)
In the second quarter of 2020, we recorded $4.9 million of incremental operating costs associated with the global pandemic. Cost of sales included $4.5 million of costs for relief efforts, increased sanitation supplies and services and other items. Operating expenses included $0.4 million of charges related to increased sanitation supplies and services.

(3)	In the second quarter of 2020, we recorded $7.9 million of COVID-19 charges associated with temporarily closed company-owned retail stores and sales force retention costs.
(4)	In the second quarter of 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets.
(5)	In the second quarter of 2020, we incurred $3.4 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment.
(6)
In the second quarter of 2020, we recorded $1.3 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA per credit facility for the three months ended June 30, 2021 and 2020:

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020
Net income	$140.8	$23.0
Interest expense, net	14.8	20.6
Overlapping interest expense (1)	5.2	—
Loss on extinguishment of debt (2)	18.0	—
Income taxes	44.7	9.4
Depreciation and amortization	42.6	32.2
EBITDA	$266.1	$85.2
Adjustments:
Loss (income) from discontinued operations, net of tax (3)	0.3	(0.1)
Acquisition-related costs (4)	3.9	—
COVID-19 charges (5)	—	7.9
Asset impairments (6)	—	7.0
Incremental operating costs (7)	—	4.9
Restructuring costs (8)	—	3.4
Accounting standard adoption (9)	—	1.3
Adjusted EBITDA per credit facility	$270.3	$109.6

(1)	In the second quarter of 2021, we incurred $5.2 million of overlapping interest expense during the period between the issuance of the 2029 Senior Notes and the redemption of the 2026 Senior Notes.
(2)	In the second quarter of 2021, we recognized $18.0 million of loss on extinguishment of debt associated with the redemption of the 2026 Senior Notes.
(3)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(4)	In the second quarter of 2021, we recorded $3.9 million of acquisition-related costs, primarily related to legal and professional fees associated with the acquisition of Dreams.
(5)	In the second quarter of 2020, we recorded $7.9 million of COVID-19 charges associated with temporarily closed company-owned retail stores and sales force retention costs.
(6)	In the second quarter of 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets.
(7)	In the second quarter of 2020, we recorded $4.9 million of incremental operating costs associated with the global pandemic.
(8)	In the second quarter of 2020, we incurred $3.4 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment.
(9)
In the second quarter of 2020, we recorded $1.3 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA per credit facility for the trailing twelve months ended June 30, 2021:

Trailing Twelve Months Ended
(in millions)	June 30, 2021
Net income	$537.4
Interest expense, net	63.2
Overlapping interest expense (1)	5.2
Loss on extinguishment of debt (2)	28.1
Income tax provision	154.9
Depreciation and amortization	176.1
Aspirational plan amortization (3)	49.4
EBITDA	$1,014.3
Adjustments:
Income from discontinued operations, net of tax (4)	(0.6)
Acquisition-related costs (5)	3.9
Aspirational plan employer costs (6)	2.3
Accounting standard adoption (7)	0.8
Facility expansion costs (8)	0.6
Restructuring costs (9)	0.4
Other income (10)	(2.3)
Adjusted EBITDA per credit facility	$1,019.4

Consolidated indebtedness less netted cash	$1,466.6

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility	1.44 times

(1)	In the second quarter of 2021, we incurred $5.2 million of overlapping interest expense during the period between the issuance of the 2029 Senior Notes and the redemption of the 2026 Senior Notes.
(2)
We recognized $28.1 million of loss on extinguishment of debt of which $18.0 million is associated with the redemption of the 2026 Senior Notes and $10.1 million is associated with the redemption of the 2023 Senior Notes and early repayment of the 364-day term loan.

(3)	In 2020, we recognized $49.4 million of performance-based stock compensation amortization related to our long-term aspirational awards.
(4)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(5)	In the second quarter of 2021, we recorded $3.9 million of acquisition-related costs, primarily related to legal and professional fees associated with the acquisition of Dreams.
(6)	In 2020, we recognized $2.3 million of employer-related tax costs related to the aspirational plan compensation.
(7)
During 2020, we recorded $0.8 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within our covenant compliance calculation.

(8)	In 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(9)	In 2020, we incurred $0.4 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment.
(10)	In 2020, we recorded $2.3 million of other income related to the sale of a manufacturing facility.

Under the 2019 Credit Agreement, the definition of adjusted EBITDA (which we refer to as "adjusted EBITDA per credit facility") contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the trailing twelve months ended June 30, 2021, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility is 1.44 times for the trailing twelve months ended June 30, 2021. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of June 30, 2021. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	June 30, 2021
Total debt, net	$1,509.6
Plus: Deferred financing costs (1)	14.0
Consolidated indebtedness	1,523.6
Less: Netted cash (2)	57.0
Consolidated indebtedness less netted cash	$1,466.6

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposures

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes positively impacted our adjusted EBITDA per credit facility, which is a non-GAAP financial measure, by 3.1% in the three months ended June 30, 2021 and positively impacted our adjusted EBITDA per credit facility, which is a non-GAAP financial measure, by 2.5% in the six months ended June 30, 2021.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at June 30, 2021, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $1.9 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

As of June 30, 2021, we had variable-rate debt of approximately $652.6 million. A sensitivity analysis indicates that, holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $6.5 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2021, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2021:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)(2)
April 1, 2021 - April 30, 2021	1,088,911	(1)	$38.72	1,084,572	$396.5
May 1, 2021 - May 31, 2021	220,613	(1)	$38.64	207,114	$388.5
June 1, 2021 - June 30, 2021	308,484	(1)	$38.34	304,236	$376.8
Total	1,618,008			1,595,922

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.
(2)	In April 2021, the Board of Directors increased the authorization under the Company's share repurchase program by an additional $325.3 million.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS
The following is an index of the exhibits included in this report:

3.1	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed on May 10, 2021). (1)
10.1
Omnibus Amendment No. 2, dated as of April 6, 2021, by and among Tempur Sealy International, Inc., Tempur Sealy Receivables, LLC, Tempur-Pedic North America, LLC, Sealy Mattress Manufacturing Company, LLC, Sumitomo Mitsui Banking Corporation, as lender, and Wells Fargo Bank, National Association, as administrative agent and as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 8, 2021). (1)

10.2
Annex A to Omnibus Amendment No. 2 - Amended and Restated Receivables Sale Agreement, dated as of April 6, 2021, by and between Sealy Mattress Manufacturing Company, LLC, as seller, and Tempur-Pedic North America, LLC, as purchaser (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on April 8, 2021). (1)

10.3
Annex B to Omnibus Amendment No. 2 - Amended and Restated Receivables Sale and Contribution Agreement, dated as of April 6, 2021, by and between Tempur-Pedic North America, LLC, as seller and contributor, and Tempur Sealy Receivables, LLC, as purchaser and contributee (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on April 8, 2021). (1)

10.4
Annex C to Omnibus Amendment No. 2 - Amended and Restated Credit and Security Agreement, dated as of April 6, 2021, among Tempur Sealy International, Inc., as master servicer, Tempur Sealy Receivables, LLC, as borrower, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on April 8, 2021). (1)

10.5
Share Purchase Agreement, dated May 26, 2021 among Dreams Topco Limited, Project Dream S.à r.l., the management sellers named therein, Tempur Sealy (UK) Limited and Tempur Sealy International, Inc. (filed as Exhibit 10.1 to the Registrant's Current Reports on Form 8-K and Form 8-K/A as filed on May 27, 2021). (1)

10.6
Amendment No. 4 dated May 26, 2021, by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Registrant's Current Reports on Form 8-K and Form 8-K/A as filed on May 27, 2021). (1)

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
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: August 4, 2021	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer