Form 10-Q
period 2021-09-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2021-11-03
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2021
or
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

The number of shares outstanding of the registrant’s common stock as of October 28, 2021 was 192,510,074 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, (this "Report"), including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which includes information concerning one or more of our plans; objectives; goals; strategies and other information that is not historical information. Many of these statements appear, in particular, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, ITEM 2 of this Report. When used in this Report, the words "assumes," "estimates," "expects," "guidance," "anticipates," "might," "projects," "predicts," "plans," "proposed," "targets," "intends," "believes," "will," "may," "could," "is likely to" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our expectations and beliefs and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

When used in this Report, except as specifically noted otherwise, the term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the terms "Company," "we," "our," "ours" and "us" refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. In addition, when used in this Report, "2019 Credit Agreement" refers to the Company's senior credit facility entered into in 2019; "2023 Senior Notes" refers to the 5.625% senior notes due 2023 issued in 2015; "2026 Senior Notes" refers to the 5.50% senior notes due 2026 issued in 2016; "2029 Senior Notes" refers to the 4.00% senior notes due 2029 issued in 2021; and "2031 Senior Notes" refers to the 3.875% senior notes due 2031 issued in 2021.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$1,358.3	$1,132.3	$3,571.2	$2,619.9
Cost of sales	781.2	602.1	2,017.0	1,466.7
Gross profit	577.1	530.2	1,554.2	1,153.2
Selling and marketing expenses	243.8	229.7	658.3	535.8
General, administrative and other expenses	90.3	125.1	254.9	288.1
Equity income in earnings of unconsolidated affiliates	(6.8)	(4.8)	(20.5)	(9.6)
Operating income	249.8	180.2	661.5	338.9

Other expense, net:
Interest expense, net	13.5	20.1	45.8	61.0
Loss on extinguishment of debt	—	0.9	23.0	0.9
Other expense (income), net	0.1	(0.5)	(0.3)	0.3
Total other expense, net	13.6	20.5	68.5	62.2

Income from continuing operations before income taxes	236.2	159.7	593.0	276.7
Income tax provision	(58.7)	(40.3)	(143.9)	(73.2)
Income from continuing operations	177.5	119.4	449.1	203.5
(Loss) income from discontinued operations, net of tax	(0.1)	2.4	(0.6)	1.3
Net income before non-controlling interests	177.4	121.8	448.5	204.8
Less: Net income (loss) attributable to non-controlling interests	—	0.4	(0.2)	0.7
Net income attributable to Tempur Sealy International, Inc.	$177.4	$121.4	$448.7	$204.1

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.91	$0.58	$2.26	$0.97
Earnings per share for discontinued operations	—	0.01	—	0.01
Earnings per share	$0.91	$0.59	$2.26	$0.98

Diluted
Earnings per share for continuing operations	$0.87	$0.56	$2.18	$0.96
Earnings per share for discontinued operations	—	0.01	—	0.01
Earnings per share	$0.87	$0.57	$2.18	$0.97

Weighted average common shares outstanding:
Basic	195.8	206.4	198.9	208.8
Diluted	203.4	211.6	205.9	211.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income before non-controlling interests	$177.4	$121.8	$448.5	$204.8
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(29.9)	12.1	(34.0)	(0.2)
Other comprehensive (loss) income, net of tax	(29.9)	12.1	(34.0)	(0.2)
Comprehensive income	147.5	133.9	414.5	204.6
Less: Comprehensive income (loss) attributable to non-controlling interests	—	0.4	(0.2)	0.7
Comprehensive income attributable to Tempur Sealy International, Inc.	$147.5	$133.5	$414.7	$203.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$503.3	$65.0
Accounts receivable, net	510.2	383.7
Inventories	384.9	312.1
Prepaid expenses and other current assets	84.4	207.6
Total Current Assets	1,482.8	968.4
Property, plant and equipment, net	556.6	507.9
Goodwill	1,082.1	766.3
Other intangible assets, net	755.7	630.1
Operating lease right-of-use assets	464.5	304.3
Deferred income taxes	17.3	13.5
Other non-current assets	108.3	118.1
Total Assets	$4,467.3	$3,308.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$463.4	$324.1
Accrued expenses and other current liabilities	602.7	585.1
Current portion of long-term debt	53.0	43.9
Income taxes payable	40.3	21.7
Total Current Liabilities	1,159.4	974.8
Long-term debt, net	2,285.8	1,323.0
Long-term operating lease obligations	413.5	275.1
Deferred income taxes	96.6	90.4
Other non-current liabilities	141.0	131.8
Total Liabilities	4,096.3	2,795.1

Redeemable non-controlling interest	8.5	8.9

Total Stockholders' Equity	362.5	504.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$4,467.3	$3,308.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($ in millions)
(unaudited)

Three Months Ended September 30, 2021

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2021	$8.5	283.8	$2.8	87.3	$(2,416.6)	$597.1	$2,287.9	$(69.6)	$401.6
Net income							177.4		177.4
Net loss attributable to non-controlling interest	—								—
Foreign currency adjustments, net of tax								(29.9)	(29.9)
Exercise of stock options				(0.4)	10.7	(4.8)			5.9
Dividends declared on common stock ($0.09 per share)							(18.3)		(18.3)
Issuances of PRSUs, RSUs, and DSUs				—	0.4	(0.4)			—
Treasury stock repurchased				4.1	(190.0)				(190.0)
Treasury stock repurchased - PRSU/RSU releases				—	(0.3)				(0.3)
Amortization of unearned stock-based compensation						16.1			16.1
Balance, September 30, 2021	$8.5	283.8	$2.8	91.0	$(2,595.8)	$608.0	$2,447.0	$(99.5)	$362.5

Three Months Ended September 30, 2020

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2020	$8.7	283.8	$2.8	77.4	$(2,026.3)	$584.2	$1,779.5	$(100.0)	$0.8	$241.0
Net income							121.4			121.4
Net income attributable to non-controlling interests	0.2								0.2	0.2
Foreign currency adjustments, net of tax								12.1		12.1
Exercise of stock options				—	0.2	0.7				0.9
Issuances of PRSUs, RSUs, and DSUs				—	0.1	(0.1)				—
Treasury stock repurchased - PRSU/RSU releases				—	(0.1)					(0.1)
Amortization of unearned stock-based compensation						71.8				71.8
Balance, September 30, 2020	$8.9	283.8	$2.8	77.4	$(2,026.1)	$656.6	$1,900.9	$(87.9)	$1.0	$447.3

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(in millions) (unaudited)

Nine Months Ended September 30, 2021

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2020	$8.9	283.8	$2.8	78.9	$(2,096.8)	$617.5	$2,045.6	$(65.5)	$1.0	$504.6
Net income							448.7			448.7
Net (loss) income attributable to non-controlling interests	(0.4)								0.2	0.2
Purchase of remaining interest in subsidiary						(3.4)			(1.2)	(4.6)
Foreign currency adjustments, net of tax								(34.0)		(34.0)
Exercise of stock options				(0.9)	25.0	(10.6)				14.4
Dividends declared on common stock							(47.3)			(47.3)
Issuances of RSUs				(1.6)	41.8	(41.8)				—
Treasury stock repurchased				14.1	(551.4)					(551.4)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.5	(14.4)					(14.4)
Amortization of unearned stock-based compensation						46.3				46.3
Balance, September 30, 2021	$8.5	283.8	$2.8	91.0	$(2,595.8)	$608.0	$2,447.0	$(99.5)	$—	$362.5

Nine Months Ended September 30, 2020

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2019	$—	283.8	$2.8	75.1	$(1,832.8)	$573.9	$1,703.3	$(87.7)	$0.9	$360.4
Adoption of accounting standard effective January 1, 2020							(6.5)			(6.5)
Net income							204.1			204.1
Net income attributable to non-controlling interests	0.6								0.1	0.1
Acquisition of non-controlling interest in subsidiary	8.4									—
Dividend paid to noncontrolling interest in subsidiary	(0.1)									—
Foreign currency adjustments, net of tax								(0.2)		(0.2)
Exercise of stock options				—	0.5	1.9				2.4
Issuances of PRSUs, RSUs, and DSUs				(0.4)	5.8	(5.8)				—
Treasury stock repurchased				2.6	(187.5)					(187.5)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(12.1)					(12.1)
Amortization of unearned stock-based compensation						86.6				86.6
Balance, September 30, 2020	$8.9	283.8	$2.8	77.4	$(2,026.1)	$656.6	$1,900.9	$(87.9)	$1.0	$447.3

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions) (unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$448.5	$204.8
Loss (income) from discontinued operations, net of tax	0.6	(1.3)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	82.5	72.5
Amortization of stock-based compensation	46.3	86.6
Amortization of deferred financing costs	1.9	2.6
Bad debt expense	2.4	32.8
Deferred income taxes	2.0	(23.4)
Dividends received from unconsolidated affiliates	18.2	15.8
Equity income in earnings of unconsolidated affiliates	(20.5)	(9.6)
Loss on extinguishment of debt	3.0	0.9
Foreign currency adjustments and other	1.0	0.4
Changes in operating assets and liabilities, net of effect of business acquisitions	11.6	115.8
Net cash provided by operating activities from continuing operations	597.5	497.9

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(82.1)	(73.6)
Acquisitions, net of cash acquired	(426.0)	(37.9)
Other	0.1	0.1
Net cash used in investing activities from continuing operations	(508.0)	(111.4)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	3,664.2	1,073.9
Repayments of borrowings under long-term debt obligations	(2,675.8)	(1,094.9)
Proceeds from exercise of stock options	14.4	2.4
Treasury stock repurchased	(565.8)	(199.6)
Dividends paid	(45.8)	—
Payments of deferred financing costs	(25.3)	(1.4)
Repayments of finance lease obligations and other	(9.5)	(8.9)
Net cash provided by (used in) financing activities from continuing operations	356.4	(228.5)

Net cash provided by continuing operations	445.9	158.0

Net operating cash flows (used in) provided by discontinued operations	(0.8)	1.5

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6.8)	4.8
Increase in cash and cash equivalents	438.3	164.3
CASH AND CASH EQUIVALENTS, beginning of period	65.0	64.9
CASH AND CASH EQUIVALENTS, end of period	$503.3	$229.2

Supplemental cash flow information:
Cash paid during the period for:
Interest	$32.8	$46.1
Income taxes, net of refunds	$115.0	$47.0
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

The Company has ownership interests in United Kingdom and Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company's ownership interest in each of these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

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

(b) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method, and consist of the following:

	September 30,	December 31,
(in millions)	2021	2020
Finished goods	$211.2	$170.2
Work-in-process	11.0	12.6
Raw materials and supplies	162.7	129.3
	$384.9	$312.1

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

The Company had the following activity for sales returns from December 31, 2020 to September 30, 2021:

(in millions)
Balance as of December 31, 2020	$44.9
Amounts accrued	105.2
Returns charged to accrual	(101.8)
Balance as of September 30, 2021	$48.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
As of September 30, 2021 and December 31, 2020, $32.8 million and $31.6 million of accrued sales returns are included as a component of accrued expenses and other current liabilities and $15.5 million and $13.3 million of accrued sales returns are included in other non-current liabilities on the Company's accompanying Condensed Consolidated Balance Sheets, respectively.

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

The Company had the following activity for its accrued warranty expense from December 31, 2020 to September 30, 2021:

(in millions)
Balance as of December 31, 2020	$44.2
Amounts accrued	19.4
Warranties charged to accrual	(16.5)
Balance as of September 30, 2021	$47.1

As of September 30, 2021 and December 31, 2020, $22.6 million and $20.3 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $24.5 million and $23.9 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Condensed Consolidated Balance Sheets, respectively.

(e) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2021, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2020 to September 30, 2021:

(in millions)
Balance as of December 31, 2020	$71.6
Amounts accrued	2.4
Write-offs charged against the allowance	(4.5)
Balance as of September 30, 2021	$69.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(2) Net Sales

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$991.2	$108.0	$1,099.2	$887.1	$100.1	$987.2
Direct	128.8	130.3	259.1	107.6	37.5	145.1
Net sales	$1,120.0	$238.3	$1,358.3	$994.7	$137.6	$1,132.3

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$1,047.1	$197.4	$1,244.5	$929.2	$106.0	$1,035.2
Other	72.9	40.9	113.8	65.5	31.6	97.1
Net sales	$1,120.0	$238.3	$1,358.3	$994.7	$137.6	$1,132.3

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$1,018.8	$—	$1,018.8	$904.3	$—	$904.3
All Other	101.2	238.3	339.5	90.4	137.6	228.0
Net sales	$1,120.0	$238.3	$1,358.3	$994.7	$137.6	$1,132.3

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$2,647.5	$338.5	$2,986.0	$2,014.6	$258.7	$2,273.3
Direct	369.6	215.6	585.2	251.0	95.6	346.6
Net sales	$3,017.1	$554.1	$3,571.2	$2,265.6	$354.3	$2,619.9

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$2,839.9	$438.0	$3,277.9	$2,124.4	$273.1	$2,397.5
Other	177.2	116.1	293.3	141.2	81.2	222.4
Net sales	$3,017.1	$554.1	$3,571.2	$2,265.6	$354.3	$2,619.9

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$2,783.6	$—	$2,783.6	$2,078.8	$—	$2,078.8
All Other	233.5	554.1	787.6	186.8	354.3	541.1
Net sales	$3,017.1	$554.1	$3,571.2	$2,265.6	$354.3	$2,619.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(3) Acquisitions

Acquisition of Dreams Topco Limited

On August 2, 2021, the Company completed the acquisition of Dreams Topco Limited and its direct and indirect subsidiaries ("Dreams"), for a cash purchase price of $476.7 million, which includes $49.7 million of cash acquired and a working capital adjustment payable of $6.6 million. The transaction was funded using cash on hand and bank financing. Dreams has developed a successful multi-channel sales strategy, with over 200 brick and mortar retail locations in the United Kingdom, an industry-leading online channel, as well as manufacturing and delivery assets.

The financial results of Dreams subsequent to the date of acquisition are included in the condensed consolidated financial statements of the Company. The Company accounted for this transaction as a business combination. The preliminary allocation of the purchase price is based on the fair values of the assets acquired and liabilities assumed as of August 2, 2021. The Company continues to obtain information to complete its valuation of intangible assets, as well as to determine the acquired assets and liabilities, including tax assets, liabilities and other attributes. The components of the preliminary purchase price allocation are as follows:

(in millions)
Accounts receivable, net	$3.5
Inventory	51.1
Property, plant and equipment	30.4
Goodwill	331.3
Indefinite-lived intangible asset	143.1
Operating lease right-of-use assets	158.2
Other current and non-current assets	7.1
Accounts payable	(55.6)
Accrued expenses and other current liabilities	(68.5)
Operating lease liabilities	(165.1)
Debt	(6.1)
Other liabilities	(2.4)
Purchase price, net of cash acquired	$427.0

The indefinite-lived intangible asset represents the Dreams' portfolio of trade names as marketed through Dreams. The Company applied the income approach through a relief from royalty method to fair value the trade name asset using level 2 inputs. The indefinite-lived intangible asset is not deductible for income tax purposes.

Goodwill is calculated as the excess of the purchase price over the net assets acquired and primarily represents the expansion of retail competency and online capabilities, and expected synergistic manufacturing and distribution benefits to be realized from the acquisition. The goodwill is not deductible for income tax purposes and is included within the International business segment.

(4) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2020	$610.3	$156.0	$766.3
Goodwill resulting from acquisitions	—	331.3	331.3
Foreign currency translation and other	1.0	(16.5)	(15.5)
Balance as of September 30, 2021	$611.3	$470.8	$1,082.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(5) Debt

Debt for the Company consists of the following:

	September 30, 2021		December 31, 2020
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$684.1	(1)	$409.1	(2)	October 16, 2024
Revolver	—	(1)	—	(2)	October 16, 2024
2031 Senior Notes	800.0	3.875%	—	N/A	October 15, 2031
2029 Senior Notes	800.0	4.000%	—	N/A	April 15, 2029
2026 Senior Notes	—	N/A	600.0	5.500%	June 15, 2026
2023 Senior Notes	—	N/A	250.0	5.625%	October 15, 2023
Securitized debt	—	(3)	33.9	(4)	April 6, 2023
Finance lease obligations (5)	74.5		71.4		Various
Other	3.1		5.9		Various
Total debt	2,361.7		1,370.3
Less: Deferred financing costs	22.9		3.4
Total debt, net	2,338.8		1,366.9
Less: Current portion	53.0		43.9
Total long-term debt, net	$2,285.8		$1,323.0

(1)	Interest at LIBOR plus applicable margin of 1.250% as of September 30, 2021.
(2)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2020.
(3)	Interest at one month LIBOR index plus 70 basis points.
(4)	Interest at one month LIBOR index plus 80 basis points.
(5)	New finance lease obligations are a non-cash financing activity. Refer to Note 6, "Leases".

As of September 30, 2021, the Company was in compliance with all applicable debt covenants.

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

On February 2, 2021, the Company entered into an amendment to the 2019 Credit Agreement. The amendment increased the revolving credit facility from $425.0 million to $725.0 million. As of September 30, 2021, total availability under the revolving credit facility was $724.9 million after a $0.1 million reduction for outstanding letters of credit.

On May 26, 2021, the Company entered into an additional amendment to the 2019 Credit Agreement. The amendment provides for a $300.0 million delayed draw term loan. On July 30, 2021 the Company drew down the full $300.0 million available under the delayed draw term loan to fund, in part, the Dreams acquisition. The delayed draw term loan has the same terms and conditions as the Company's existing term loans under the 2019 Credit Agreement.

On September 21, 2021, the Company entered into an additional amendment to the 2019 Credit Agreement to remove the limit to the amount of netted cash that may be deducted from indebtedness for purposes of calculating certain leverage ratios.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). On April 6, 2021, the Company and certain of its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2023 and increased the overall limit from $120.0 million to $200.0 million. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. As of September 30, 2021, total availability under the Accounts Receivable Securitization was $169.1 million.

2031 Senior Notes

On September 24, 2021, Tempur Sealy International issued $800.0 million in aggregate principal amount of 3.875% senior notes due 2031 (the "2031 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2031 Senior Notes were issued pursuant to an indenture, dated as of September 24, 2021 (the "2031 Indenture"), among Tempur Sealy International, certain subsidiaries of Tempur Sealy International as guarantors (the "Guarantors"), and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2031 Senior Notes are general unsecured senior obligations of Tempur Sealy International and are guaranteed on a senior unsecured basis by the Guarantors. The 2031 Senior Notes mature on October 15, 2031, and interest is payable semi-annually in arrears on each April 15 and October 15, beginning on April 15, 2022.

Tempur Sealy International has the option to redeem all or a portion of the 2031 Senior Notes at any time on or after October 15, 2026. The initial redemption price is 101.938% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2026 until it becomes 100.0% of the principal amount beginning on October 15, 2029. In addition, Tempur Sealy International has the option at any time prior to October 15, 2026 to redeem some or all of the 2031 Senior Notes at 100.0% of the original principal amount plus a “make-whole” premium and accrued and unpaid interest, if any. Tempur Sealy International may also redeem up to 40.0% of the 2031 Senior Notes prior to October 15, 2024, under certain circumstances with the net cash proceeds from certain equity offerings, at 103.875% of the principal amount plus accrued and unpaid interest, if any. Tempur Sealy International may make such redemptions as described in the preceding sentence only if, after any such redemption, at least 60.0% of the original aggregate principal amount of the 2031 Senior Notes issued remains outstanding.

The 2031 Indenture restricts the ability of Tempur Sealy International and the ability of certain of its subsidiaries to, among other things: (i) incur, directly or indirectly, debt; (ii) make, directly or indirectly, certain investments and restricted payments; (iii) incur or suffer to exist, directly or indirectly, liens on its properties or assets; (iv) sell or otherwise dispose of, directly or indirectly, assets; (v) create or otherwise cause or suffer to exist any consensual restriction on the right of certain of the subsidiaries of Tempur Sealy International to pay dividends or make any other distributions on or in respect of their capital stock; and (vi) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications.

As a result of the issuance of the 2031 Senior Notes, $11.4 million of deferred financing costs were capitalized in the third quarter of 2021 and will be amortized as interest expense over the respective debt instrument period, 10 years, using the effective interest method.

2029 Senior Notes

On March 25, 2021, Tempur Sealy International issued $800.0 million in aggregate principal amount of 4.00% senior notes due 2029 (the "2029 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2029 Senior Notes were issued pursuant to an indenture, dated as of March 25, 2021 (the "2029 Indenture"), among Tempur Sealy International, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2029 Senior Notes are general unsecured senior obligations of Tempur Sealy International and are guaranteed on a senior unsecured basis by the Guarantors. The 2029 Senior Notes mature on April 15, 2029, and interest is payable semi-annually in arrears on each April 15 and October 15, beginning on October 15, 2021.

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

	Fair Value
(in millions)	September 30, 2021	December 31, 2020
2023 Senior Notes	$—	$255.1
2026 Senior Notes	—	625.4
2029 Senior Notes	825.4	—
2031 Senior Notes	803.0	—

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(6) Leases

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020:

(in millions)		September 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$464.5	$304.3
Finance lease assets	Property, plant and equipment, net	64.2	61.2
Total leased assets		$528.7	$365.5

Liabilities
Short-term:
Operating lease obligations	Accrued expenses and other current liabilities	$98.2	$61.0
Finance lease obligations	Current portion of long-term debt	13.6	11.4
Long-term:
Operating lease obligations	Long-term operating lease obligations	413.5	275.1
Finance lease obligations	Long-term debt, net	60.9	60.0
Total lease obligations		$586.2	$407.5

The following table summarizes the classification of lease expense in the Company's Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating lease expense:
Operating lease expense	$27.6	$19.1	$68.4	$55.8
Short-term lease expense	3.2	2.6	9.9	8.3
Variable lease expense	7.3	6.0	20.0	15.7
Finance lease expense:
Amortization of right-of-use assets	3.3	2.5	9.2	6.9
Interest on lease obligations	1.1	1.2	3.3	3.5
Total lease expense	$42.5	$31.4	$110.8	$90.2

The following table sets forth the scheduled maturities of lease obligations as of September 30, 2021:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2021 (excluding the nine months ended September 30, 2021)	$29.1	$4.6	$33.7
2022	112.9	16.6	129.5
2023	99.2	13.4	112.6
2024	82.2	10.7	92.9
2025	66.9	8.9	75.8
Thereafter	193.9	36.6	230.5
Total lease payments	584.2	90.8	675.0
Less: Interest	72.5	16.3	88.8
Present value of lease obligations	$511.7	$74.5	$586.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table provides lease term and discount rate information related to operating and finance leases as of September 30, 2021:

September 30, 2021
Weighted average remaining lease term (years):
Operating leases	6.44
Finance leases	7.15

Weighted average discount rate:
Operating leases	4.09%
Finance leases	5.35%

The following table provides supplemental information related to the Company's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases (a)	$59.4	$51.0
Operating cash flows paid for finance leases	$3.4	$3.6
Financing cash flows paid for finance leases	$9.5	$7.5

Right-of-use assets obtained in exchange for new operating lease obligations	$65.5	$95.1
Right-of-use assets obtained in exchange for new finance lease obligations	$6.6	$16.5

(a) Operating cash flows paid for operating leases are included within the change in other assets and liabilities within the Condensed Consolidated Statement of Cash Flows offset by non-cash right-of-use asset amortization and lease liability accretion.
(7) Stockholders' Equity

(a) Treasury Stock. The Board of Directors authorized increases to the Company's share repurchase authorization of $211.4 million and $325.3 million during February and April 2021, respectively. The Company repurchased 4.1 million, under the program, for approximately $190.0 million during the three months ended September 30, 2021. The Company did not repurchase shares under the program during the three months ended September 30, 2020. The Company repurchased 14.1 million and 2.6 million shares, under the program, for approximately $551.4 million and $187.5 million during the nine months ended September 30, 2021 and 2020, respectively. These amounts may differ from the repurchases of common stock amounts in the Condensed Consolidated Statements of Cash Flows due to unsettled share repurchases at the end of a period. As of September 30, 2021, the Company had approximately $186.9 million remaining under its share repurchase authorization. On October 28, 2021, the Company announced that its Board of Directors authorized an increase to the share repurchase authorization bringing the total authorization to $600.0 million.
In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three and nine months ended September 30, 2021 and 2020. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $0.3 million and $0.1 million in treasury stock acquired during the three months ended September 30, 2021 and 2020, respectively. The Company acquired approximately $14.4 million and $12.1 million in treasury stock to satisfy tax withholding obligations during the nine months ended September 30, 2021 and 2020, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(b) AOCL. AOCL consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Foreign Currency Translation
Balance at beginning of period	$(62.7)	$(94.5)	$(58.6)	$(82.2)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(29.9)	12.1	(34.0)	(0.2)
Balance at end of period	$(92.6)	$(82.4)	$(92.6)	$(82.4)

Pensions
Balance at beginning of period	$(6.9)	$(5.5)	$(6.9)	$(5.5)
Other comprehensive loss:
Net change from period revaluations	—	—	—	0.1
Tax expense (2)	—	—	—	(0.1)
Total other comprehensive income before reclassifications, net of tax	$—	$—	$—	$—
Net amount reclassified to earnings (1)	—	—	—	—
Tax benefit (2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—	$—	$—
Total other comprehensive loss	—	—	—	—
Balance at end of period	$(6.9)	$(5.5)	$(6.9)	$(5.5)

(1)	In 2021 and 2020, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision in the accompanying Condensed Consolidated Statements of Income.

(8) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Wages and benefits	$101.1	$102.5
Operating lease obligations	98.2	61.0
Advertising	79.5	74.4
Taxes	26.7	150.4
Other	297.2	196.8
	$602.7	$585.1

The decrease in taxes was due to the release of certain uncertain income tax liabilities. Refer to Note 11, "Income Taxes," for additional information.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(9) Stock-Based Compensation

The Company's stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 included PRSUs, non-qualified stock options, RSUs and deferred stock units ("DSUs"). A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
PRSU expense	$10.3	$65.0	$29.6	$66.2
Option expense	0.4	1.3	1.2	3.7
RSU/DSU expense	5.4	5.5	15.5	16.7
Total stock-based compensation expense	$16.1	$71.8	$46.3	$86.6

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2021, the Company granted PRSUs as a component of the long-term incentive plan ("2021 PRSUs"). The Company has recorded stock-based compensation expense related to the 2021 PRSUs during the three and nine months ended September 30, 2021, as it was probable that the Company would achieve the specified performance target for the performance period.

(10) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.
(11) Income Taxes

The Company's effective tax rate for the three months ended September 30, 2021 and 2020 was 24.9% and 25.2%, respectively. The Company's effective tax rate for the nine months ended September 30, 2021 and 2020 was 24.3% and 26.5%. The Company's effective tax rate for the three and nine months ended September 30, 2021 and 2020 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax deficiency (or benefit) related to stock-based compensation and certain other permanent items.

As discussed in Note 3, "Acquisitions," the goodwill and indefinite-lived intangible asset recognized as part of the Dreams acquisition is not deductible for income tax purposes.

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

During the quarter ended June 30, 2021, the Company and SKAT resolved in all material respects the calculation of interest payable to SKAT related to the settlement of the Danish Tax Matters for the years 2001 through 2011 (the "Settlement Years"). This resolution resulted in SKAT refunding substantially all of the excess tax deposits it was holding for the Settlement Years (all other aspects of the settlement of the Settlement Years had previously been agreed upon). As such, the Danish Tax Matter for the Settlement Years is considered in all material respects, closed. Consequently, the tax deposits previously with SKAT were offset against the uncertain income tax liability for the Settlement Years.

The uncertain income tax liabilities for the Danish Tax Matter for the Settlement Years and for the years 2012 through 2021 (the "2012 to Current Period") are reflected in the Company's Condensed Consolidated Balance Sheet as per below:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

		September 30, 2021		December 31, 2020
Period	Balance Sheet Presentation	DKK	USD	DKK	USD
Settlement Years	Accrued expenses and other current liabilities	—	$—	847.3	$139.1
2012 to Current Period	Other non-current liabilities	312.4	48.6	295.0	48.4
	Total	312.4	$48.6	1,142.3	$187.5

The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the 2012 to Current Period at September 30, 2021 and December 31, 2020 is approximately $12.7 million and $12.0 million, respectively.

During the three months ended September 30, 2021, the Company made a tax deposit with SKAT of DKK 97.2 million (approximately $15.1 million) applicable to a tax assessment by SKAT for the year 2015. The Company is contesting this assessment (as well as assessments made by SKAT in 2020 for the years 2012 through 2014 for which the Company made deposits totaling approximately DKK 210.8 million (approximately $32.9 million) to SKAT). The Company has other taxes on deposit with SKAT of approximately DKK 9.8 million (approximately $1.5 million).

At September 30, 2021 and December 31, 2020, respectively, the Company held cash on deposit with SKAT. The deposit at September 30, 2021 and December 31, 2020 is included within the Company's Condensed Consolidated Balance Sheet as per below:

	September 30, 2021		December 31, 2020
	DKK	USD	DKK	USD
Prepaid expenses and other current assets	—	$—	847.3	$139.1
Other non-current assets	317.8	49.5	333.6	54.8
Total	317.8	$49.5	1,180.9	$193.9

If the Company is not successful in resolving the Danish Tax Matter for the 2012 to Current Period or there is a change in facts and circumstances, the Company may be required to further increase its uncertain income tax position associated with this matter, or decrease its deferred tax asset, also related to this matter, which could have a material impact on the Company's reported earnings.

There were no other significant changes in the Danish Tax Matter or other uncertain tax positions during the three or nine months ended September 30, 2021.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(12) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per common share amounts)	2021	2020	2021	2020
Numerator:
Income from continuing operations, net of income (loss) attributable to non-controlling interests	$177.5	$119.0	$449.3	$202.8

Denominator:
Denominator for basic earnings per common share-weighted average shares	195.8	206.4	198.9	208.8
Effect of dilutive securities	7.6	5.2	7.0	2.8
Denominator for diluted earnings per common share-adjusted weighted average shares	203.4	211.6	205.9	211.6

Basic earnings per common share for continuing operations	$0.91	$0.58	$2.26	$0.97

Diluted earnings per common share for continuing operations	$0.87	$0.56	$2.18	$0.96

The Company excluded an immaterial number of shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive for the three and nine months ended September 30, 2021. The Company excluded an immaterial number of shares and 0.5 million shares for the three and nine months ended September 30, 2020, because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights.
(13) Business Segment Information

The Company operates in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. The North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. The International segment consists of Tempur manufacturing and distribution subsidiaries, Sealy distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). On August 2, 2021, the Company acquired Dreams, which is included in the International segment. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. The Company evaluates segment performance based on net sales, gross profit and operating income.

The Company's North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company's accompanying Condensed Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

The following table summarizes total assets by segment:

(in millions)	September 30, 2021	December 31, 2020
North America	$4,258.2	$3,740.3
International	1,257.8	639.8
Corporate	860.4	490.3
Inter-segment eliminations	(1,909.1)	(1,561.8)
Total assets	$4,467.3	$3,308.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	September 30, 2021	December 31, 2020
North America	$432.5	$415.3
International	75.0	49.8
Corporate	49.1	42.8
Total property, plant and equipment, net	$556.6	$507.9

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	September 30, 2021	December 31, 2020
North America	$277.9	$256.6
International	185.2	45.7
Corporate	1.4	2.0
Total operating lease right-of-use assets	$464.5	$304.3

The following table summarizes segment information for the three months ended September 30, 2021:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,120.0	$238.3	$—	$—	$1,358.3

Inter-segment sales	$0.3	$0.6	$—	$(0.9)	$—
Inter-segment royalty expense (income)	2.1	(2.1)	—	—	—
Gross profit	447.1	130.0	—	—	577.1
Operating income (loss)	237.0	50.3	(37.5)	—	249.8
Income (loss) from continuing operations before income taxes	235.7	50.0	(49.5)	—	236.2

Depreciation and amortization (1)	$22.2	$4.9	$18.0	$—	$45.1
Capital expenditures	21.3	4.1	4.1	—	29.5
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended September 30, 2020:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$994.7	$137.6	$—	$—	$1,132.3

Inter-segment sales	$0.2	$0.3	$—	$(0.5)	$—
Inter-segment royalty expense (income)	3.3	(3.3)	—	—	—
Gross profit	445.0	85.2	—	—	530.2
Operating income (loss)	235.1	41.2	(96.1)	—	180.2
Income (loss) from continuing operations before income taxes	233.7	40.3	(114.3)	—	159.7

Depreciation and amortization (1)	$19.7	$3.5	$73.6	$—	$96.8
Capital expenditures	20.4	1.8	2.0	—	24.2
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the nine months ended September 30, 2021:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$3,017.1	$554.1	$—	$—	$3,571.2

Inter-segment sales	$1.5	$0.9	$—	$(2.4)	$—
Inter-segment royalty expense (income)	6.5	(6.5)	—	—	—
Gross profit	1,236.4	317.8	—	—	1,554.2
Operating income (loss)	627.8	139.9	(106.2)	—	661.5
Income (loss) from continuing operations before income taxes	625.0	138.9	(170.9)	—	593.0

Depreciation and amortization (1)	$64.9	$12.0	$51.9	$—	$128.8
Capital expenditures	62.4	8.7	11.0	—	82.1
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2020:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$2,265.6	$354.3	$—	$—	$2,619.9

Inter-segment sales	$0.7	$0.5	$—	$(1.2)	$—
Inter-segment royalty expense (income)	6.5	(6.5)	—	—	—
Gross profit	944.6	208.6	—	—	1,153.2
Operating income (loss)	404.4	78.9	(144.4)	—	338.9
Income (loss) from continuing operations before income taxes	400.1	73.6	(197.0)	—	276.7

Depreciation and amortization (1)	$56.2	$9.9	$93.0	$—	$159.1
Capital expenditures	60.3	6.8	6.5	—	73.6
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	September 30, 2021	December 31, 2020
United States	$461.2	$436.2
All Other	95.4	71.7
Total property, plant and equipment, net	$556.6	$507.9

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	September 30, 2021	December 31, 2020
United States	$276.4	$255.0
All Other	188.1	49.3
Total operating lease right-of-use assets	$464.5	$304.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes net sales by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
United States	$1,018.8	$904.3	$2,783.6	$2,078.8
All Other	339.5	228.0	787.6	541.1
Total net sales	$1,358.3	$1,132.3	$3,571.2	$2,619.9

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and nine months ended September 30, 2021, including the following topics:

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

We operate in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. Our International segment consists of Tempur manufacturing and distribution subsidiaries, Sealy distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). On August 2, 2021, we acquired Dreams Topco Limited and its direct and indirect subsidiaries ("Dreams"), which is included in the International segment. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. We evaluate segment performance based on net sales, gross profit and operating income. For additional information refer to Note 13, "Business Segment Information," included in Part I, ITEM 1 of this Report.

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

At the outset of the COVID-19 global pandemic we experienced a reduction in total net sales across both of our business segments in the first quarter of 2020. Our North America business began experiencing sharp declines in total net sales and orders in mid-March. Order trends reached their lowest point in early April 2020 when they had declined approximately 80% as compared to the prior year. North American order trends significantly improved beginning in late May, and this improvement continued throughout the remainder of 2020. This momentum has continued as the negative impacts of the COVID-19 pandemic largely subsided in the first nine months of 2021, as compared to the significant global disruption experienced throughout early 2020. Our consolidated year-to-date net sales increased 36.3% as compared to the same period in 2020, which was impacted by COVID-19. Current order trends continue to indicate growth. As a result, we expect consolidated net sales growth to exceed 35% for the full year 2021.

Over the past several years and accelerating during the COVID-19 global pandemic, consumers have shifted their spending habits towards in-home products, including bedding products. We believe this may be a long-term shift in consumer spending habits, which could continue to favorably impact our industry. The rapid increase in demand for bedding products has challenged the entire bedding industry and supply chain, including our business. In the U.S., the broad-based increase in demand coupled with supply chain constraints has created operational challenges for U.S. production. The availability of certain commodities improved throughout the third quarter of 2021. However, other key components, as well as inbound and outbound freight, remain challenged. As a result, the U.S. sales growth in the first three quarters of 2021 was unfavorably impacted as we could not fulfill the entire domestic demand for these products. We expect these constraints to continue to impact sales growth into the fourth quarter of 2021. We estimate sales would have been approximately $200 million higher in the third quarter of 2021 had we not experienced supply chain constraints. We expect these supply chain constraints will be largely resolved by the end of 2021 and expect to be better positioned to meet consumer demand heading into 2022.

During the first three quarters of 2021, commodity costs unfavorably impacted our gross margin. We implemented pricing actions in the fourth quarter of 2020 and in the second and third quarters of 2021 to mitigate these known commodity headwinds. Since then, we have continued to manage through a highly inflationary commodity environment and we expect to take additional pricing actions to offset these headwinds in 2022.

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

Acquisition of Dreams

On August 2, 2021, we completed the acquisition of Dreams, for a cash purchase price of $476.7 million, which included $49.7 million of cash acquired and a working capital adjustment payable of $6.6 million. The transaction was funded using cash on hand and bank financing. Dreams has developed a successful multi-channel sales strategy, with over 200 brick and mortar retail locations in the United Kingdom, an industry-leading online channel, as well as manufacturing and delivery assets. As a multi-branded retailer, Dreams sells a variety of products across a range of price points with a margin profile lower than our historical International segment margins. Dreams generated sales of approximately $400 million and earnings before interest, tax, depreciation and amortization ("EBITDA") of approximately $75 million for the year ending December 31, 2020.

Product Launches

During the first quarter of 2021, we completed the launch of our Tempur-Ergo Smart Base Collection with Sleeptracker® technology in North America. In 2021, we began the largest rollout in Sealy North America's history with the introduction of new Posturepedic Plus™, Posturepedic® and Essentials product lines. The rollout will be split between two phases with Posturepedic® and Essentials product lines successfully launched in the first half of 2021 and the new higher end Posturepedic Plus™ line planned for 2022. We expect to launch a new Tempur product line in our International segment in 2022.

Our global 2021 marketing plan is to aggressively support our innovative bedding products through investing significant marketing dollars to promote our worldwide brands.

Results of Operations

A summary of our results for the three months ended September 30, 2021 include:

•Total net sales increased 20.0% to $1,358.3 million as compared to $1,132.3 million in the third quarter of 2020. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 19.2%, with an increase of 11.9% in the North America business segment and an increase of 71.6% in the International business segment.
•Gross margin was 42.5% as compared to 46.8% in the third quarter of 2020. Adjusted gross margin, which is a non-GAAP financial measure, was 46.9% in the third quarter of 2020. There were no adjustments to gross margin in the third quarter of 2021.
•Operating income increased 38.6% to $249.8 million as compared to $180.2 million in the third quarter of 2020. Adjusted operating income, which is a non-GAAP financial measure, increased 11.0% to $252.1 million as compared to $227.2 million in the third quarter of 2020.
•Net income increased 46.1% to $177.4 million as compared to $121.4 million in the third quarter of 2020. Adjusted net income, which is a non-GAAP financial measure, increased 15.6% to $179.6 million as compared to $155.4 million in the third quarter of 2020.
•EBITDA which is a non-GAAP financial measure, increased 5.5% to $295.2 million as compared to $279.9 million in the third quarter of 2020. Adjusted EBITDA, which is a non-GAAP financial measure, increased 6.6% to $297.6 million as compared to $279.3 million in the third quarter of 2020.
•Earnings per diluted share ("EPS") increased 52.6% to $0.87 as compared to $0.57 in the third quarter of 2020. Adjusted EPS, which is a non-GAAP financial measure, increased 18.9% to $0.88 as compared to $0.74 in the third quarter of 2020.

For a discussion and reconciliation of non-GAAP financial measures as discussed above to the corresponding GAAP financial results, refer to the non-GAAP financial information set forth below under the heading "Non-GAAP Financial Information."

We may refer to net sales or earnings or other historical financial information on a "constant currency basis," which is a non-GAAP financial measure. These references to constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates. To provide information on a constant currency basis, the applicable financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior corresponding period's currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constant currency information is not recognized under GAAP, and it is not intended as an alternative to GAAP measures. Refer to Part I, ITEM 3 of this Report for a discussion of our foreign currency exchange rate risk.

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 2020

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended September 30,
(in millions, except percentages and per share amounts)	2021		2020
Net sales	$1,358.3	100.0%	$1,132.3	100.0%
Cost of sales	781.2	57.5	602.1	53.2
Gross profit	577.1	42.5	530.2	46.8
Selling and marketing expenses	243.8	17.9	229.7	20.3
General, administrative and other expenses	90.3	6.6	125.1	11.0
Equity income in earnings of unconsolidated affiliates	(6.8)	(0.5)	(4.8)	(0.4)
Operating income	249.8	18.4	180.2	15.9

Other expense, net:
Interest expense, net	13.5	1.0	20.1	1.8
Loss on extinguishment of debt	—	—	0.9	0.1
Other expense (income), net	0.1	—	(0.5)	—
Total other expense, net	13.6	1.0	20.5	1.8

Income from continuing operations before income taxes	236.2	17.4	159.7	14.1
Income tax provision	(58.7)	(4.3)	(40.3)	(3.6)
Income from continuing operations	177.5	13.1	119.4	10.5
(Loss) income from discontinued operations, net of tax	(0.1)	—	2.4	0.2
Net income before non-controlling interests	177.4	13.1	121.8	10.8
Less: Net income attributable to non-controlling interests	—	—	0.4	—
Net income attributable to Tempur Sealy International, Inc.	$177.4	13.1%	$121.4	10.7%

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.91		$0.58
Earnings per share for discontinued operations	—		0.01
Earnings per share	$0.91		$0.59

Diluted
Earnings per share for continuing operations	$0.87		$0.56
Earnings per share for discontinued operations	—		0.01
Earnings per share	$0.87		$0.57

Weighted average common shares outstanding:
Basic	195.8		206.4
Diluted	203.4		211.6

NET SALES

	Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$1,099.2	$987.2	$991.2	$887.1	$108.0	$100.1
Direct	259.1	145.1	128.8	107.6	130.3	37.5
Total net sales	$1,358.3	$1,132.3	$1,120.0	$994.7	$238.3	$137.6

Net sales increased 20.0%, and on a constant currency basis increased 19.2%. The change in net sales was driven by the following:

•North America net sales increased $125.3 million, or 12.6%. On a constant currency basis, North America net sales increased 11.9%. Net sales in the Wholesale channel increased $104.1 million, or 11.7%, primarily driven by broad-based demand across our retail partners. Net sales in the Direct channel increased $21.2 million, or 19.7%, primarily driven by strong company-owned stores sales growth.

•International net sales increased $100.7 million, or 73.2%. On a constant currency basis, International net sales increased 71.6%. Net sales in the Wholesale channel increased 6.1% on a constant currency basis. Net sales in the Direct channel increased 246.4% on a constant currency basis, primarily driven by the acquisition of Dreams.

GROSS PROFIT

	Three Months Ended September 30,
	2021		2020
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$447.1	39.9%	$445.0	44.7%	(4.8)%
International	130.0	54.6%	85.2	61.9%	(7.3)%
Consolidated gross margin	$577.1	42.5%	$530.2	46.8%	(4.3)%

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

Gross margin declined 430 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin declined 480 basis points. The decline in gross margin was driven by price increases to customers without a margin benefit of 360 basis points, operational inefficiencies of 90 basis points and unfavorable brand mix of 70 basis points. Our gross margin was impacted as sales increased with no change in gross profit dollars, as our pricing actions have been neutralizing the dollar impact of commodities.

•International gross margin declined 730 basis points. The decline in gross margin was primarily driven by the acquisition of Dreams of 400 basis points and price increases to customers without a margin benefit of 180 basis points. Dreams' margin profile is lower than our historical international margins as they sell a variety of products across a range of price points.

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

	Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$111.4	$101.2	$95.3	$91.9	$16.1	$9.3	$—	$—
Other selling and marketing expenses	132.4	128.5	75.4	69.1	50.5	28.7	6.5	30.7
General, administrative and other expenses	90.3	125.1	39.4	48.9	19.9	10.8	31.0	65.4
Total operating expenses	$334.1	$354.8	$210.1	$209.9	$86.5	$48.8	$37.5	$96.1

Operating expenses decreased $20.7 million, or 5.8%, and decreased 670 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $0.2 million, or 0.1%, and decreased 230 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and other selling and marketing investments offset by decreased bad debt expense.

•International operating expenses increased $37.7 million, or 77.3%, and increased 80 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and other selling and marketing investments, as well as the acquisition of Dreams. Additionally, we recorded $2.3 million of stamp taxes associated with the acquisition of Dreams.

•Corporate operating expenses decreased $58.6 million, or 61.0%. The decrease in operating expenses was primarily driven by decreased amortization for the Company's aspirational plan and other stock-based compensation.

Research and development expenses for the three months ended September 30, 2021 were $6.7 million compared to $6.1 million for the three months ended September 30, 2020, an increase of $0.6 million, or 9.8%.

OPERATING INCOME

	Three Months Ended September 30,
	2021		2020
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$237.0	21.2%	$235.1	23.6%	(2.4)%
International	50.3	21.1%	41.2	29.9%	(8.8)%
	287.3		276.3
Corporate expenses	(37.5)		(96.1)
Total operating income	$249.8	18.4%	$180.2	15.9%	2.5%

Operating income increased $69.6 million and operating margin improved 250 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $1.9 million and operating margin declined 240 basis points. The decline in operating margin was primarily driven by the decline in gross margin of 480 basis points offset by favorable operating expense leverage of 220 basis points.

•International operating income increased $9.1 million and operating margin declined 880 basis points. The decline in operating margin was primarily driven by the decline in gross margin of 730 basis points and unfavorable operating expense leverage. Additionally, we recorded $2.3 million of stamp taxes associated with the acquisition of Dreams.

•Corporate operating expenses decreased $58.6 million, which positively impacted our consolidated operating margin by 430 basis points. The decrease in operating expenses was primarily driven by decreased amortization for the Company's aspirational plan and other stock-based compensation.

INTEREST EXPENSE, NET

	Three Months Ended September 30,
(in millions, except percentages)	2021	2020	% Change
Interest expense, net	$13.5	$20.1	(32.8)%

Interest expense, net, decreased $6.6 million, or 32.8%. The decrease in interest expense, net, was primarily driven by lower interest rates on our debt.

INCOME TAX PROVISION

	Three Months Ended September 30,
(in millions, except percentages)	2021	2020	% Change
Income tax provision	$58.7	$40.3	45.7%
Effective tax rate	24.9%	25.2%
Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $18.4 million due to an increase in income before income taxes. Our effective tax rate for the three months ended September 30, 2021 as compared to the same prior year period decreased by 30 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the three months ended September 30, 2021 included the favorable impact of the deductibility of stock compensation in the U.S. and included a net unfavorable impact of other discrete items. The effective tax rate as compared to the U.S. federal statutory tax rate for the three months ended September 30, 2020 also included a net favorable impact of discrete items.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2020

    The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Nine Months Ended September 30,
(in millions, except percentages and per share amounts)	2021		2020
Net sales	$3,571.2	100.0%	$2,619.9	100.0%
Cost of sales	2,017.0	56.5	1,466.7	56.0
Gross profit	1,554.2	43.5	1,153.2	44.0
Selling and marketing expenses	658.3	18.4	535.8	20.5
General, administrative and other expenses	254.9	7.1	288.1	11.0
Equity income in earnings of unconsolidated affiliates	(20.5)	(0.6)	(9.6)	(0.4)
Operating income	661.5	18.5	338.9	12.9

Other expense, net:
Interest expense, net	45.8	1.3	61.0	2.3
Loss on extinguishment of debt	23.0	0.6	0.9	—
Other (income) expense, net	(0.3)	—	0.3	—
Total other expense, net	68.5	1.9	62.2	2.4

Income from continuing operations before income taxes	593.0	16.6	276.7	10.6
Income tax provision	(143.9)	(4.0)	(73.2)	(2.8)
Income from continuing operations	449.1	12.6	203.5	7.8
(Loss) income from discontinued operations, net of tax	(0.6)	—	1.3	—
Net income before non-controlling interests	448.5	12.6	204.8	7.8
Less: Net (loss) income attributable to non-controlling interests	(0.2)	—	0.7	—
Net income attributable to Tempur Sealy International, Inc.	$448.7	12.6%	$204.1	7.8%

Earnings per common share:

Basic
Earnings per share for continuing operations	$2.26		$0.97
Earnings per share for discontinued operations	—		0.01
Earnings per share	$2.26		$0.98

Diluted
Earnings per share for continuing operations	$2.18		$0.96
Earnings per share for discontinued operations	—		0.01
Earnings per share	$2.18		$0.97

Weighted average common shares outstanding:
Basic	198.9		208.8
Diluted	205.9		211.6

NET SALES

	Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$2,986.0	$2,273.3	$2,647.5	$2,014.6	$338.5	$258.7
Direct	585.2	346.6	369.6	251.0	215.6	95.6
Total net sales	$3,571.2	$2,619.9	$3,017.1	$2,265.6	$554.1	$354.3

    Net sales increased 36.3%, and on a constant currency basis increased 34.6%. The change in net sales was driven by the following:

•North America net sales increased $751.5 million, or 33.2%. Net sales in the Wholesale channel increased $632.9 million, or 31.4%, primarily driven by broad-based demand across our retail partners. Net sales in the Direct channel increased $118.6 million, or 47.3%, primarily driven by strong company-owned sales growth and higher retail sales volume compared to the prior year period, which was impacted by COVID-19.

•International net sales increased $199.8 million, or 56.4%. On a constant currency basis, International net sales increased 48.6%. Net sales in the Wholesale channel increased 22.7% on a constant currency basis. Net sales in the Direct channel increased 118.9% on a constant currency basis, primarily driven by the acquisition of Dreams. The increase in net sales across all channels was driven by higher sales volume compared to the prior year period, which was impacted by COVID-19.

GROSS PROFIT

	Nine Months Ended September 30,
	2021		2020
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$1,236.4	41.0%	$944.6	41.7%	(0.7)%
International	317.8	57.4%	208.6	58.9%	(1.5)%
Consolidated gross margin	$1,554.2	43.5%	$1,153.2	44.0%	(0.5)%

    Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

    Gross margin declined 50 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin declined 70 basis points. The decline in gross margin was primarily driven by price increases to customers without a margin benefit of 210 basis points offset by fixed cost leverage on higher sales volumes of 110 basis points. Our gross margin was impacted as sales increased with no change in gross profit dollars, as our pricing actions have been neutralizing the dollar impact of commodities. Additionally, in 2020, we incurred $4.0 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which was not repeated in 2021.

•International gross margin declined 150 basis points. The decline in gross margin was primarily driven by the acquisition of Dreams of 180 basis points. Dreams' margin profile is lower than our historical international margins as they sell a variety of products across a range of price points.

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

	Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$310.3	$229.8	$271.8	$205.7	$38.5	$24.1	$—	$—
Other selling and marketing expenses	348.0	306.0	214.2	187.8	114.5	81.4	19.3	36.8
General, administrative and other expenses	254.9	288.1	122.6	146.7	45.4	33.8	86.9	107.6
Total operating expenses	$913.2	$823.9	$608.6	$540.2	$198.4	$139.3	$106.2	$144.4

    Operating expenses increased $89.3 million, or 10.8%, and decreased 580 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $68.4 million, or 12.7%, and decreased 360 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and other selling and marketing investments, offset by incremental bad debt expense primarily related to the bankruptcy of one department store in the U.S. in 2020. Additionally, in 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account and $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the macro-economic environment, which were not repeated in 2021.

•International operating expenses increased $59.1 million, or 42.4%, and decreased 350 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and other selling and marketing investments, as well as the acquisition of Dreams. We also recorded $2.3 million of stamp taxes associated with the acquisition of Dreams. Additionally, in 2020, we incurred $3.8 million of restructuring costs associated with headcount reductions driven by the macro-economic environment and $2.6 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which were not repeated in 2021.

•Corporate operating expenses decreased $38.2 million, or 26.5%. The decrease in operating expenses was primarily driven by amortization for the Company's aspirational plan and other stock-based compensation. Additionally, we recorded $3.9 million of acquisition-related costs, primarily related to legal and professional fees associated with the acquisition of Dreams.

    Research and development expenses were $19.9 million for the nine months ended September 30, 2021 as compared to $17.1 million for the nine months ended September 30, 2020, an increase of $2.8 million, or 16.4%.

OPERATING INCOME

	Nine Months Ended September 30,
	2021		2020
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$627.8	20.8%	$404.4	17.8%	3.0%
International	139.9	25.2%	78.9	22.3%	2.9%
	767.7		483.3
Corporate expenses	(106.2)		(144.4)
Total operating income	$661.5	18.5%	$338.9	12.9%	5.6%

    Operating income increased $322.6 million and operating margin improved 560 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $223.4 million and operating margin improved 300 basis points. The improvement in operating margin was primarily driven by improved operating expense leverage of 240 basis points and decreased customer-related charges, offset by the decline in gross margin of 70 basis points. In 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates. Additionally, in 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the macro-economic environment and incurred $4.1 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which were not repeated in 2021.

•International operating income increased $61.0 million and operating margin improved 290 basis points. The improvement in operating margin was primarily driven by improved operating expense leverage of 210 basis points, the decline in gross margin of 150 basis points. Additionally, in 2020, we incurred $3.8 million of restructuring costs associated with headcount reductions driven by the macro-economic environment and $3.1 million of incremental costs related to global pandemic relief efforts, sanitation supplies and services and other items, which were not repeated in 2021.

•Corporate operating expenses decreased $38.2 million, which positively impacted our consolidated operating margin by 110 basis points. The decrease in operating expenses was primarily driven by amortization for the Company's aspirational plan and other stock-based compensation. Additionally, we recorded $3.9 million of acquisition-related costs, primarily related to legal and professional fees associated with the acquisition of Dreams.

INTEREST EXPENSE, NET

	Nine Months Ended September 30,
(in millions, except percentages)	2021	2020	% Change
Interest expense, net	$45.8	$61.0	(24.9)%

Interest expense, net, decreased $15.2 million, or 24.9%. The decrease in interest expense, net, was primarily driven by reduced average levels of outstanding debt and lower interest rates on our debt, partially offset by $5.2 million of overlapping interest expense for the period between the issuance of the 2029 Senior Notes and redemption of the 2026 Senior Notes.

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

INCOME TAX PROVISION

	Nine Months Ended September 30,
(in millions, except percentages)	2021	2020	% Change
Income tax provision	$143.9	$73.2	96.6%
Effective tax rate	24.3%	26.5%

Our income tax provision increased $70.7 million due to an increase in income before income taxes. Our effective tax rate for the nine months ended September 30, 2021 as compared to the same prior year period decreased 220 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the nine months ended September 30, 2021 included the favorable impact of the deductibility of stock compensation in the U.S. and included a net unfavorable impact of other discrete items. The effective tax rate as compared to the U.S. federal statutory rate for the for the nine months ended September 30, 2020 included a net unfavorable impact of discrete items primarily related to the impact of the likelihood of realization of certain deferred tax assets.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, supplemented with borrowings in the capital markets and made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, acquisitions, payments of dividends to our shareholders, capital expenditures and working capital needs.

As of September 30, 2021, we had net working capital of $323.4 million, including cash and cash equivalents of $503.3 million, as compared to a working capital deficit of $6.4 million, including cash and cash equivalents of $65.0 million, as of December 31, 2020.

At September 30, 2021, total cash and cash equivalents were $503.3 million, of which $369.8 million was held in the U.S. and $133.5 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash provided by (used in) continuing operations:
Operating activities	$597.5	$497.9
Investing activities	(508.0)	(111.4)
Financing activities	356.4	(228.5)

Cash provided by operating activities from continuing operations increased $99.6 million in the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in cash provided by operating activities was driven by strong operational performance in the period.

Cash used in investing activities from continuing operations increased $396.6 million in the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in cash used in investing activities was due to the acquisition of Dreams, which occurred in the third quarter of 2021.

Cash provided by financing activities from continuing operations increased $584.9 million in the nine months ended September 30, 2021 as compared to the same period in 2020. For the nine months ended September 30, 2021, we had net funding of $988.4 million as compared to net borrowings of $21.0 million in 2020 on our credit facilities. This increase included proceeds of $1.6 billion from the issuance of our 2029 and 2031 Senior Notes, offset by repayments of $250.0 million of our 2023 Senior Notes and $600.0 million of our 2026 Senior Notes and net borrowings of $238.4 million on our credit facilities. During the nine months ended September 30, 2021 and 2020, we repurchased $565.8 million and $199.6 million, respectively, of our common stock. Cash provided by financing activities also decreased due to dividends paid to shareholders of $45.8 million and payment of deferred financing costs of $25.3 million during the nine months ended September 30, 2021.

Cash Provided by (Used in) Discontinued Operations

Net cash provided by (used in) operating, investing and financing activities from discontinued operations for the periods ended September 30, 2021 and 2020 was not material.

Capital Expenditures

Capital expenditures totaled $82.1 million and $73.6 million for the nine months ended September 30, 2021 and 2020, respectively. We currently expect our 2021 capital expenditures to be approximately $140 million to $150 million, which includes manufacturing capacity expansion and investments in our other growth initiatives.

Indebtedness

Our total debt increased to $2,361.7 million as of September 30, 2021 from $1,370.3 million as of December 31, 2020. On November 9, 2020, we redeemed $200.0 million of our issued and outstanding 2023 Senior Notes at 101.406% of their principal amount, plus the accrued and unpaid interest. During the first quarter of 2021, we redeemed the remaining $250.0 million of our 2023 Senior Notes, principally funded by our revolving credit facility, at 101.406% of the principal amount, plus the accrued and unpaid interest.

On February 2, 2021 we entered into an amendment to our 2019 Credit Agreement, which increased our revolving credit facility from $425.0 million to $725.0 million. Total availability under our revolving senior secured credit facility was $724.9 million as of September 30, 2021, which matures in 2024.

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

On September 21, 2021, we entered into an additional amendment to the 2019 Credit Agreement to remove the limit to the amount of netted cash that may be deducted from indebtedness for purposes of calculating certain leverage ratios.

On September 24, 2021, we issued the 2031 Senior Notes. The 2031 Senior Notes mature on October 15, 2031 and 3.875% interest is payable semi-annually in arrears on each April 15 and October 15, beginning on April 15, 2022. Refer to Note 5, "Debt" in our "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

As of September 30, 2021, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, in accordance with our 2019 Credit Agreement was 1.68 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of September 30, 2021, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

Our debt agreements contain certain covenants that limit restricted payments, including share repurchases and dividends. The 2019 Credit Agreement, 2029 Senior Notes and 2031 Senior Notes contain similar limitations which, subject to other conditions, allow unlimited restricted payments at times when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, remains below 3.50 times. In addition, these agreements permit limited restricted payments under certain conditions when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA is above 3.50 times. The limit on restricted payments under the 2019 Credit Agreement, 2029 Senior Notes and 2031 Senior Notes is in part determined by a basket that grows at 50% of adjusted net income each quarter, reduced by restricted payments that are not otherwise permitted.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock. On February 11, 2021, the Board of Directors authorized an increase of $211.4 million, to the existing share repurchase authorization of Tempur Sealy International's common stock. On April 29, 2021, the Board of Directors authorized an additional increase, of $325.3 million, to the share repurchase authorization. During the nine months ended September 30, 2021, we repurchased 14.1 million shares under our share repurchase program for $551.4 million. As of September 30, 2021, we had $186.9 million remaining under our share repurchase authorization. On October 28, 2021, the Board of Directors authorized an additional increase to the share repurchase authorization bringing the total authorization to $600.0 million.

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

Future Liquidity Sources and Uses
As of September 30, 2021, we had $1,397.3 million of liquidity, including $503.3 million of cash on hand, $724.9 million available under our revolving senior secured credit facility and $169.1 million available under our accounts receivable securitization. In addition, we expect to generate significant cash flow from operations in the full year 2021. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures and debt service obligations.

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

For the third quarter of 2021, the Board of Directors has declared a dividend of $0.09 per share. The dividend is payable on November 23, 2021 to shareholders of record as of November 11, 2021.

As of September 30, 2021, we had $2,361.7 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $1,859.7 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 1.68 times for the trailing twelve months ended September 30, 2021. Our target range for our ratio of consolidated indebtedness less netted cash, which is a non-GAAP financial measure, is 2.0 to 3.0 times. Total cash interest payments related to our borrowings are expected to be approximately $55 million in 2021.

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

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (expense), adjusted operating margin, EBITDA, adjusted EBITDA, consolidated indebtedness and consolidated indebtedness less netted cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income, earnings per share, gross profit, gross margin, operating income (expense), operating margin or an alternative to total debt as a measure of liquidity. We believe these non-GAAP financial measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income, gross profit, gross margin, operating income (expense) and operating margin. The adjustments we make to derive the non-GAAP financial measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP financial measure, but which we do not consider to be the fundamental attributes or primary drivers of our business.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended September 30, 2021 and 2020:

	Three Months Ended
(in millions, except per share amounts)	September 30, 2021	September 30, 2020
Net income	$177.4	$121.4
Loss (income) from discontinued operations, net of tax (1)	0.1	(2.4)
Acquisition-related costs (2)	2.3	—
Aspirational plan amortization (3)	—	45.2
Loss on extinguishment of debt (4)	—	0.9
Accounting standard adoption (5)	—	0.8
Facility expansion costs (6)	—	0.6
Restructuring costs (7)	—	0.4
Tax adjustments (8)	(0.2)	(11.5)
Adjusted net income	$179.6	$155.4

Adjusted earnings per share, diluted	$0.88	$0.74

Diluted shares outstanding	203.4	211.6

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	In the third quarter of 2021, we recorded $2.3 million of acquisition-related taxes.
(3)	In the third quarter of 2020, we recognized $45.2 million of performance-based stock compensation amortization related to our long-term aspirational awards.
(4)	In the third quarter of 2020, we recognized $0.9 million of loss on extinguishment of debt associated with the early repayment of the 364-day term loan.
(5)	In the third quarter of 2020, we recorded $0.8 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)".
(6)	In the third quarter of 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(7)	In the third quarter of 2020, we incurred $0.4 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment.
(8)	Adjusted income tax provision represents the tax effects associated with the aforementioned items.

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

The following table sets forth our reported gross profit and the reconciliation of the Company's operating income (expense) to the calculation of adjusted operating (income) expense for the three months ended September 30, 2021. We had no adjustments to gross profit for the three months ended September 30, 2021.

	Three Months Ended September 30, 2021
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,358.3		$1,120.0		$238.3		$—

Gross profit	$577.1	42.5%	$447.1	39.9%	$130.0	54.6%	$—

Operating income (expense)	$249.8	18.4%	$237.0	21.2%	$50.3	21.1%	$(37.5)
Adjustments:
Acquisition-related costs (1)	2.3		—		2.3		—
Adjusted operating income (expense)	$252.1	18.6%	$237.0	21.2%	$52.6	22.1%	$(37.5)

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended September 30, 2020.

	Three Months Ended September 30, 2020
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,132.3		$994.7		$137.6		$—

Gross profit	$530.2	46.8%	$445.0	44.7%	$85.2	61.9%	$—
Adjustments:
Facility expansion costs (2)	0.6		0.6		—		—
Adjusted gross profit	$530.8	46.9%	$445.6	44.8%	$85.2	61.9%	$—

Operating income (expense)	$180.2	15.9%	$235.1	23.6%	$41.2	29.9%	$(96.1)
Adjustments:
Aspirational plan amortization (3)	45.2		—		—		45.2
Accounting standard adoption (4)	0.8		0.8		—		—
Facility expansion costs (2)	0.6		0.6		—		—
Restructuring costs (5)	0.4		—		0.4		—
Total adjustments	47.0		1.4		0.4		45.2

Adjusted operating income (expense)	$227.2	20.1%	$236.5	23.8%	$41.6	30.2%	$(50.9)

(1)	In the third quarter of 2021, we recorded $2.3 million of acquisition-related taxes.
(2)	In the third quarter of 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(3)	In the third quarter of 2020, we recognized $45.2 million of performance-based stock compensation amortization related to our long-term aspirational awards.
(4)	In the third quarter of 2020, we recorded $0.8 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)".
(5)	In the third quarter of 2020, we incurred $0.4 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment.

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

The 2019 Credit Agreement provides the definition of adjusted EBITDA. Accordingly, we present adjusted EBITDA to provide information regarding our compliance with requirements under the 2019 Credit Agreement.

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended September 30, 2021 and 2020:

	Three Months Ended
(in millions)	September 30, 2021	September 30, 2020
Net income	$177.4	$121.4
Interest expense, net	13.5	20.1
Loss on extinguishment of debt (1)	—	0.9
Income taxes	58.7	40.3
Depreciation and amortization	45.6	52.0
Aspirational plan amortization (2)	—	45.2
EBITDA	$295.2	$279.9
Adjustments:
Loss (income) from discontinued operations, net of tax (3)	0.1	(2.4)
Acquisition-related costs (4)	2.3	—
Accounting standard adoption (5)	—	0.8
Facility expansion costs (6)	—	0.6
Restructuring costs (7)	—	0.4
Adjusted EBITDA	$297.6	$279.3

(1)	In the third quarter of 2020, we recognized $0.9 million of loss on extinguishment of debt associated with the redemption of the 2023 Senior Notes.
(2)	In the third quarter of 2020, we recognized $45.2 million of performance-based stock compensation amortization related to our long-term aspirational awards.
(3)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(4)	In the third quarter of 2021, we recorded $2.3 million of acquisition-related taxes.
(5)	In the third quarter of 2020, we recorded $0.8 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)".
(6)	In the third quarter of 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(7)	In the third quarter of 2020, we incurred $0.4 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended September 30, 2021:

Trailing Twelve Months Ended
(in millions)	September 30, 2021
Net income	$593.4
Interest expense, net	56.6
Overlapping interest expense (1)	5.2
Loss on extinguishment of debt (2)	27.2
Income tax provision	173.3
Depreciation and amortization	169.7
Aspirational plan amortization (3)	4.2
EBITDA	$1,029.6
Adjustments:
Loss from discontinued operations, net of tax (4)	1.9
Earnings from Dreams prior to acquisition (5)	69.4
Acquisition-related costs (6)	6.2
Aspirational plan employer costs (7)	2.3
Other income (8)	(2.3)
Adjusted EBITDA	$1,107.1

Consolidated indebtedness less netted cash	$1,859.7

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	1.68 times

(1)	In the second quarter of 2021, we incurred $5.2 million of overlapping interest expense during the period between the issuance of the 2029 Senior Notes and the redemption of the 2026 Senior Notes.
(2)	In the trailing twelve months ended September 30, 2021, we recognized $27.2 million of loss on extinguishment of debt associated with the redemption of the 2026 and 2023 Senior Notes.
(3)	In the trailing twelve months ended September 30, 2021, we recognized $4.2 million of amortization related to the aspirational awards.
(4)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(5)
We completed the acquisition of Dreams on August 2, 2021 and designated this subsidiary as restricted under the 2019 Credit Agreement. For covenant compliance purposes, we included $69.4 million of EBITDA from this subsidiary for the ten months prior to acquisition in the Company's calculation of adjusted EBITDA for the trailing twelve months ended September 30, 2021.

(6)
In the trailing twelve months ended September 30, 2021, we recognized $6.2 million of acquisition-related costs, primarily related to legal and professional fees and stamp taxes associated with the acquisition of Dreams.

(7)	In the fourth quarter of 2020, we recognized $2.3 million of employer-related tax costs related to the aspirational plan compensation.
(8)	In the fourth quarter of 2020, we recorded $2.3 million of other income related to the sale of a manufacturing facility.

Under the 2019 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the trailing twelve months ended September 30, 2021, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA is 1.68 times for the trailing twelve months ended September 30, 2021. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of September 30, 2021. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	September 30, 2021
Total debt, net	$2,338.8
Plus: Deferred financing costs (1)	22.9
Consolidated indebtedness	2,361.7
Less: Netted cash (2)	502.0
Consolidated indebtedness less netted cash	$1,859.7

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposures

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes positively impacted our net income by 1.4% in the three months ended September 30, 2021 and positively impacted our net income by 2.5% in the nine months ended September 30, 2021. Foreign currency exchange rate changes positively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by 1.1% in the three months ended September 30, 2021 and positively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by 2.0% in the nine months ended September 30, 2021.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at September 30, 2021, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $1.8 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

As of September 30, 2021, we had variable-rate debt of approximately $687.2 million. A sensitivity analysis indicates that, holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $6.8 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2021, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2021:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)(2)
July 1, 2021 - July 31, 2021	291,608	(1)	$40.01	291,608	$365.2
August 1, 2021 - August 31, 2021	540,747	(1)	$43.67	540,747	$341.5
September 1, 2021 - September 30, 2021	3,251,061	(1)	$47.67	3,243,547	$186.9
Total	4,083,416			4,075,902

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.
(2)	On October 28, 2021, the Board of Directors authorized an increase under the Company's share repurchase program bringing the total authorization to $600.0 million.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS
The following is an index of the exhibits included in this report:

4.1
Indenture, dated as of September 24, 2021 among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 10.1 (but numbered 4.1) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)

10.1
Amendment No. 5 dated as of September 21, 2021, by and among Tempur Sealy International, Inc., as parent borrower and Tempur-Pedic Management, LLC, as additional borrower, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (1)

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
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: November 3, 2021	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer