Form 10-K
period 2021-12-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2022-02-22
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
Large Accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes ☒ No
The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2021, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was approximately $7,521,488,005.
The number of shares outstanding of the registrant’s common stock as of February 17, 2022 was 181,086,737 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the "Report"), including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which includes information concerning one or more of our plans; objectives; goals; strategies and other information that is not historical information. Many of these statements appear, in particular, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, ITEM 7 of this Report. When used in this Report, the words "assumes," "estimates," "expects," "guidance," "anticipates," "might," "projects," "predicts," "plans," "proposed," "targets," "intends," "believes," "will," "may," "could," and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and beliefs and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.
Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events, natural disasters or pandemics, including COVID-19 and their impact on raw material prices, labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; the ability to realize all synergies and benefits of acquisitions; our reliance on information technology and the associated risks involving potential security lapses and/or cyber-based attacks; deterioration in labor relations; the possibility of exposure of product liability and premises liability claims; our ability to protect our intellectual property; disruptions to the implementation of our strategic priorities and business plan caused by changes in our executive management team; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities;
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

PART I

ITEM 1. BUSINESS

General

We are committed to improving the sleep of more people, every night, all around the world. As a leading designer, manufacturer, distributor and retailer of bedding products, we know how crucial a good night of sleep is to overall health and wellness. Utilizing over a century of knowledge and industry-leading innovation, we deliver award-winning products that provide breakthrough sleep solutions to consumers in over 100 countries.

Our highly recognized brands include Tempur-Pedic®, Sealy® and Stearns & Foster® and our non-branded offerings include private label and original equipment manufacturer ("OEM") products. Our distinct brands allow for complementary merchandising strategies at a range of price points.

Our powerful distribution model operates through an omni-channel strategy. Our products are sold through third-party retailers, our more than 650 company-owned stores and our e-commerce platforms. We have a global manufacturing footprint with approximately 12,000 employees around the world. Tempur Sealy has a strong competitive presence in the bedding marketplace with a leadership position that comes from product and service quality, culture, strategy and people, backed with financial strength and a disciplined approach to returning value to shareholders.

Our long-term strategy is to drive earnings growth with high return on invested capital and strong free cash flow, which is a non-GAAP financial measure. In order to achieve our long-term strategy, we focus on developing the most innovative bedding products in all the markets we serve, making significant investments in our iconic global brands and optimizing our worldwide omni-channel distribution. We also intend to generate earnings growth through ongoing investments in research and development and productivity initiatives, which will improve our profitability and create long-term stockholder value.

We have a balanced approach to capital allocation that includes investments in our operations to facilitate long-term growth and returning capital to shareholders via quarterly cash dividends and share repurchases. From time to time we also look at acquisition opportunities that could complement and strengthen our core business. When doing so, we seek to balance our assessment of the industry environment, our business outlook and the potential for further strategic expansion, while also prudently managing our business.

We operate in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. Our International segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). On August 2, 2021, we acquired Dreams Topco Limited and its direct and indirect subsidiaries ("Dreams"). Dreams is also included in the International segment.

On January 31, 2020, we acquired an 80% ownership interest in a newly formed limited liability company containing substantially all of the assets of the Sherwood Bedding business. Sherwood Bedding is a major manufacturer in the U.S. private label and OEM bedding market, and this acquisition of a majority interest marked our entrance into the private label category.

Our principal executive office is located at 1000 Tempur Way, Lexington, Kentucky 40511 and our telephone number is (800) 878-8889. Tempur Sealy International, Inc. was incorporated under the laws of the State of Delaware in September 2002. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission ("SEC") pursuant to Sections 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at www.tempursealy.com as soon as reasonably practicable after such reports are electronically filed with the SEC. Our website and its contents are not incorporated by reference into this Report.

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

In order to achieve our goal to improve the sleep of more people, every night, all around the world, one of our strategic initiatives is to leverage and strengthen our comprehensive portfolio of iconic brands and products. Our portfolio of product brands includes many highly recognized brands, including Tempur®, Tempur-Pedic®, Sealy® and Stearns & Foster®, which are described below:

•Tempur-Pedic® - Founded in 1991, the Tempur brand is our specialty innovation category leader designed to provide life changing sleep for our wellness-seeking consumers. Our proprietary Tempur material precisely adapts to the shape, weight and temperature of the consumer and creates fewer pressure points, reduces motion transfer and provides personalized comfort and support. Tempur-Pedic was awarded #1 in Customer Satisfaction for the retail mattress segment in the J.D. Power 2021 Mattress Satisfaction Report for the third year in a row. In addition, Tempur-Pedic was also awarded #1 in Customer Satisfaction for the online mattress segment in the same report.

•Stearns & Foster® - The Stearns & Foster brand offers our consumers high quality mattresses built by certified craftsmen who have been specially trained. Founded in 1846, the brand is designed and built with precise engineering and relentless attention to detail and fuses new innovative technologies with time-honored techniques, creating supremely comfortable beds.

•Sealy® - The Sealy brand originated in 1881 in Sealy, Texas, and for over a century has focused on offering trusted comfort, durability and excellent value while maintaining contemporary styles and great support. The Sealy Posturepedic™ brand, introduced in 1950, was engineered to provide all-over support and body alignment to allow full relaxation and deliver a comfortable night's sleep. Sealy was voted America's most-trusted mattress brand by American shoppers in the 2021 American Brand Trust Study. Sealy is also the #1 best-selling mattress brand according to Furniture Today's Top 20 U.S. Bedding Producers methodology, which includes Stearns & Foster.

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

Our portfolio of retail brands includes Tempur-Pedic® retail stores, Sleep Outfitters®, Sleep Solutions OutletTM, Dreams®, SOVA and a variety of other retail brands internationally, which operate in various countries. The retail brands named above are described below:

•Tempur-Pedic® retail stores - Tempur-Pedic® retail stores are designed for the consumers that prefer to purchase directly from the manufacturer, and for those seeking a more personalized and educational sales experience. These retail boutiques are strategically located in high traffic, premium retail centers with customer demographics that closely align to the Tempur-Pedic customer profile.

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

•Dreams® - Dreams is the United Kingdom's ("UK") leading specialty bedding retailer. As a multi-branded retailer, Dreams sells a variety of products across a range of price points. In addition to operating over 200 brick-and-mortar stores and an e-commerce channel throughout the UK, Dreams also manufacturers the majority of the bedding products it sells in-house.

•SOVA - SOVA is a highly respected and well established premium bedding chain in Sweden. Our stores are connected to the urban areas of Stockholm, Gothenburg and Malmö. The assortment primarily focuses on premium to ultra premium brands and well trained sales staff targeting to sell quality beds with a very high average selling price.

In 2022, we plan to complete the rollout of a complete refresh of our North American Sealy portfolio that began in 2021. The updated Sealy portfolio features new models in our Posturepedic PlusTM, Posturepedic® and Essentials product lines. These models offer superior support and feature Sealy ChillTM and Surface-Guard TechnologyTM, making this product the ideal choice for the consumer searching for high quality sleep.

We expect to launch a complete refresh of our North American Stearns & Foster® portfolio in 2022. The new line is designed to further distinguish our high-end traditional innerspring brand and includes superior technologies, clear product step-up stories, and a new, contemporary look.

We also plan to launch a Sealy-branded, eco-friendly mattress collection, as well as a Sealy mattress with a best-in-class pressure-relieving gel grid layer at a consumer-appealing, mid-market price point, in 2022 in the U.S.

We expect to begin the launch an all-new line of Tempur® products in Europe and Asia-Pacific in 2022 with the objective of reaching a new segment of international consumers. This new line of products will broaden Tempur®'s price range with the super-premium average selling price ceiling maintained and the floor expanded into the premium category.

Omni-Channel Distribution

Our primary selling channels are Wholesale and Direct. These channels align to the operating margin characteristics of our business and our marketplace.

One of Tempur Sealy's long-term initiatives is to be wherever the consumer wants to shop, and our wholesale business strategy brings this key business initiative to life by growing our share with existing customers, gaining new business and expanding into new channels of distribution. In 2020, we successfully completed the largest expansion of stores in our history by rolling out product to our expanded distribution relationships, realizing robust wholesale channel growth as a result. We also invested in our direct business, generating triple-digit growth in North American web sales while supporting our company-owned stores and third-party retailers throughout difficulties resulting from the global COVID-19 pandemic.

We are continuing to expand our Direct channel to strengthen our distribution footprint and provide alternatives to allow the customer to shop on their preferred terms - whether online or in-store. Our Direct channel includes company-owned stores, online and call centers and represented 18.2% of net sales in 2021. The Direct channel growth rate has surpassed the Wholesale growth rate over the last few years, and we anticipate the Direct channel will continue to grow as a percentage of net sales in future years. Our expanded direct channel distribution complements our wholesale business, and we believe this balanced approach enhances the overall sales potential and profitability of Tempur Sealy.

For consumers that prefer to purchase directly from the manufacturer and are seeking a more personalized and educational sales experience, we have over 650 retail stores worldwide, including our retail stores owned through our international joint venture operations.

As of December 31, 2021, we had 88 Tempur-Pedic retail stores throughout the U.S. that provide a low-pressure environment to explore the comprehensive line up of our Tempur-Pedic products. Each showroom features knowledgeable, non-commissioned Brand Ambassadors who educate potential customers on Tempur-Pedic products in a relaxed, comfortable environment. Going forward, we expect our strategy for opening additional locations of Tempur-Pedic retail stores to remain consistent with our previous expansion approach.

In addition to our high-end Tempur-Pedic retail stores, we operate Sleep Outfitters, a regional bedding retailer that had 104 stores in 2021. Sleep Outfitters is a specialty mattress retailer that serves consumers across all price points with its extensive selection of Tempur-Pedic®, Sealy® and Stearns & Foster® products.

In August 2021, we expanded our retail presence in the International segment through our acquisition of Dreams. Dreams has developed a successful multi-channel sales strategy, with over 200 brick and mortar retail locations in the U.K., an industry-leading online channel, as well as manufacturing and delivery assets.

Our third-party retailers, Tempur-Pedic retail stores, Dreams and Sleep Outfitters, and our other company-owned store concepts reach the vast majority of consumers who still prefer to touch and feel a mattress and speak to a retail sales associate prior to making a purchase decision. However, our consumer insights also demonstrate that there is a growing segment of the population that prefers to purchase products online and, to a lesser degree, via a call center. As such, having an omni-channel presence is more important than ever, with most customers completing research and shopping both online and in-stores before making their purchase decision.

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

Suppliers

We obtain the raw materials used to produce our pressure-relieving Tempur® material and components used in the manufacture of Tempur products from outside sources. We currently acquire chemicals and proprietary additives for Tempur products as well as other components such as textiles from a number of suppliers with manufacturing locations around the world. These supplier relationships may be modified in order to maintain quality, cost, and delivery expectations. We do not consider ourselves dependent upon any single outside vendor as a source of raw materials for Tempur products and believe that sufficient alternate sources of supply for the same or similar raw materials are available. Additionally, we source our adjustable bed bases and foundations from third party manufacturers. These are purchased under supply agreements from a limited number of key suppliers. These products are dependent on components supply chains originating in China. We believe over time that sufficient alternate sources of supply for the same or similar products will be available outside of China from our current or alternate suppliers.

Raw materials for Sealy, Sherwood and Comfort Revolution products consist mainly of polyethylene foam, textiles and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we source the majority of our requirements for polyurethane foam components and spring components for our Sealy and Stearns & Foster mattress units from key suppliers for each component. We also purchase a significant portion of our Sealy foundation parts from third party sources. All critical components are purchased under supply agreements. We do not consider ourselves to be dependent in the long term upon any single outside vendor as a source of supply to our bedding business, and we believe over time that sufficient alternate sources of supply for the same, similar or alternate components are available. Our adjustable base products are dependent on components supply chains originating in China. We believe over time that sufficient alternate courses of supply for the same or similar products will be available outside of China from our current and alternate suppliers.

The rapid increase in demand for bedding products challenged the entire bedding industry and supply chain, including our business. The broad-based increase in demand coupled with supply chain constraints has created operational challenges for production. This constrained production for certain products and increased our production costs in 2021. We have taken actions and made numerous investments to expand capacity, diversify our suppliers and increase our safety stock to reduce these challenges going forward and service long-term demand outlook for our brands and products.

Research and Development

We have four research and development centers, three in the U.S. and one in Denmark, that conduct technology and product development. Additionally, we have a product testing facility that conducts hundreds of consumer tests annually. We believe our consumer-research driven approach to innovation results in best-in-class products that benefit the consumer.

Industry and Competition

We compete in the global bedding industry. The bedding industry is comprised of mattresses and foundations, pillows and accessories. The mattress category is comprised of traditional innerspring mattresses and non-innerspring mattresses, which includes visco-elastic and foam mattresses, innerspring/foam hybrid mattresses, airbeds and latex mattresses. The foundation category is comprised of traditional foundations and adjustable foundations. Additionally, the pillow market is comprised of traditional foam and feather pillows, as well as pillows made of visco-elastic, latex, foam, gel, rubber and down. The primary distribution channels for bedding products are retail furniture and bedding stores, big-box retailers and online.

We encounter competition from a number of bedding manufacturers in both the highly concentrated domestic and highly fragmented international markets. Participants in each of these markets compete primarily on price, quality, brand name recognition, product availability and product performance. Mattress and pillow manufacturers and retailers are seeking to increase their channels of distribution and are looking for new ways to reach the consumer, including the expansion in the number of U.S. and international companies pursuing online direct-to-consumer models for mattresses. In addition, retailers both in the U.S. and internationally are increasingly seeking to offer their own private label products.

The international market is served by a large number of manufacturers, primarily operating on a regional and local basis. These manufacturers offer a broad range of mattress and pillow products. Entry-level bedding imports from Asia began to significantly increase during 2018 and are competing against certain of our products in the U.S. market. In September 2018 and again in December 2019, petitions were filed with the U.S. International Trade Commission and the U.S. Department of Commerce, alleging that many of these imports were being dumped into the U.S. market at prices less than fair value. As a result of the petitions, the U.S. Department of Commerce issued anti-dumping duty orders on December 16, 2019 for the 2018 petition and on May 14, 2021 for the 2019 petition and the U.S. International Trade Commission affirmed a range of tariffs on these imports.

Intellectual Property

Patents, Trademarks and Licensing

We hold U.S. and foreign patents and patent applications regarding certain elements of the design and function of many of our mattress and pillow products.

As of December 31, 2021, we held trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. Tempur®, Tempur-Pedic® and Dreams® are trademarks registered with the U.S. Patent and Trademark Office. In addition, we have U.S. applications pending for additional trademarks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the trademark remains in use. We also own numerous trademarks, trade names, service marks, logos and design marks, including Sealy®, Stearns & Foster® and Sealy Posturepedic®. In addition, we license the Bassett® trade name in various territories under a long-term agreement.

We derive income from royalties by licensing Sealy®, Stearns & Foster® and Tempur® brands, technology and trademarks to other manufacturers. Under the license arrangements, licensees have the right to use certain trademarks and current proprietary and/or patented technology. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. For the year ended December 31, 2021, our licensing activities as a whole generated royalties of approximately $29.1 million.

Governmental Regulation

Our operations are subject to international, federal, state, and local consumer protection and other regulations, primarily relating to the mattress and pillow industry. These regulations vary among the states, countries, and localities in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as "new" or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission ("CPSC") has adopted rules relating to fire retardancy standards for the mattress industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these standards may require modifications to our products to comply with such changes. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products and the conduct of our operations and facilities. We have made and will continue to make expenditures necessary to comply with these requirements. Currently these expenditures are immaterial to our financial results. For a discussion of the risks associated with our compliance programs in connection with these regulations, please refer to "Risk Factors" under Part I, Item 1A of this Report.

Our principal waste products are foam and fabric scraps, wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. We also periodically dispose of small amounts of used machine lubricating oil and air compressor waste oil, primarily by recycling. In the U.S., we are subject to federal, state and local laws and regulations relating to environmental health and safety, including the Federal Water Pollution Control Act, the Clean Air Act and the Resource, Conservation and Recovery Act. We believe that we are in compliance with all applicable international, federal, state and local environmental statutes and regulations. We do not expect that compliance with international, federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, earnings or competitive position. We are not aware of any pending federal environmental legislation that would have a material impact on our operations, and have not been required to make, and do not expect to make, any material capital expenditures for environmental control facilities in the foreseeable future.

In connection with sales of our products and operation of our business, we collect and process personal data from our customers and employees. As such, we are subject to certain laws and regulations relating to information technology security and personal data protection and privacy. For example, in 2018, the European Union adopted the General Data Protection Regulation ("GDPR"), which took effect in May 2018. The GDPR imposed a new and expanded set of ongoing compliance requirements on companies, including us, that process personal data from citizens living in the European Union. In addition, there are country-specific data privacy laws in Europe which tend to follow the principles laid out in the GDPR, but in some cases, impose additional requirements on data controllers. Several U.S. states have also recently introduced legislation that mirror some of the protections provided by the GDPR, such as the California Consumer Privacy Act ("CCPA"), the Virginia Consumer Data Protection Act ("VCDPA") and the Colorado Privacy Act ("CPA"). The CCPA came into effect on January 1, 2020, the VCDPA on March 2, 2021 and the CPA on July 7, 2021 (together the "U.S. state privacy laws"). These U.S. state privacy laws grant consumers certain rights related to their personal information, such as access to and deletion of their personal information, placing strict data collection requirements on businesses, including ours. In Asia-Pacific, several data privacy laws regulate the processing of personal data of resident citizens and compliance requirements vary widely. For example, the People's Republic of China recently consolidated its existing data privacy laws into one overarching regime with the introduction of the Personal Information Protection Law ("PIPL") on November 1, 2021. The PIPL is widely considered one of the strictest data privacy laws in the world, with significant restrictions placed on businesses transferring personal information outside of China or use without separate citizen consent. We have implemented a global compliance system, appointed dedicated resources and have put reasonable measures in place to facilitate adherence to the continuing compliance requirements of applicable worldwide data privacy laws such as the GDPR, CCPA, VCDPA, CPA and PIPL.

Environmental, Social and Corporate Governance ("ESG")

We recognize that as a corporate citizen we have a responsibility to protect our communities and environment. Our executive leadership and board members believe that our success as an organization must be inclusive of our impact on our communities and environment.

We believe that ESG initiatives can create value for our stakeholders and contribute to the financial success of our business. Below are some highlights of the progress we made on our social values initiatives in 2021:

Environment

•Achieved an 8.4% reduction in greenhouse gas emissions per unit produced at our wholly owned manufacturing and logistics operations compared to the prior year, furthering our progress towards our goal of achieving carbon neutrality by 2040
•Improved the percent of waste diverted from landfills from our U.S. wholly owned manufacturing operations to 94% for the trailing twelve months ended September 30, 2021, compared to 91% in 2020, furthering our progress towards our goal of achieving zero landfill waste by the end of 2022
•Installed multi-million dollar solar panel technology at our largest manufacturing site, located in Albuquerque, New Mexico, which is expected to reduce the annual electric consumption purchased from public utility by over 3 million kWh

Social

•The Tempur Sealy Foundation made its largest gift yet in the form of $2 million to support the establishment of the Tempur Sealy Pediatric Sleep Center at Kentucky Children's Hospital
•Designed and developed Sealy Naturals, a mattress line made with sustainable materials, that will launch in the U.S. in 2022
•Developed accessible marketing material and shopping experiences by implementing a bilingual marketing program and reflecting our diverse consumer base in advertising campaigns

Corporate Governance

•The Nominating Corporate Governance Committee of our Board of Directors established oversight of our practices and positions relating to ESG issues
•Embedded ESG as a metric in executive leadership's compensation for 2021
•Increased the number of women represented on our Board of Directors by 50% to three directors, representing 33% of the Board's composition

Human Capital Management

As a global organization, our workforce is important to us. We believe a key driver of long-term success is the strength of our workforce and we are committed to investing in our workforce. As part of our commitment to our workforce, we focus on the following key areas noted below:

Inclusion and Diversity

We have a diverse global workforce that includes a range of skill sets, perspectives, backgrounds, ethnicity, genders and qualifications. We are committed to fostering a culture that is inclusive and representative of the communities where we operate. As an Equal Employment Opportunity Employer, we are committed to providing opportunities to all employees and applicants and prohibiting discrimination and harassment. The following are some of the actions that we take to realize our commitment to equal opportunity employment:

•Goal of promoting a diverse slate of qualified candidates during the hiring process

•Outreach with organizations in each of our local communities to increase the flow of minority, female, veteran and disabled applicants for employment
•Periodic gender and minority pay equity analysis
•Involvement in external, community-based activities sponsored by local organizations, including those that assist women, minorities and veterans

As part of ongoing efforts to support our understanding, tracking and transparency of inclusion and diversity within our employee population, we disclosed additional metrics in our 2022 Corporate Social Values Report located on the Tempur Sealy Investor website at http://investor.tempursealy.com. Our website and the 2022 Corporate Social Values Report are not incorporated by reference into this Report.

Employee Health and COVID-19

We are committed to a safe and healthy work environment and are committed to our global safety policy. With sleep and wellness at the core of our business, we recognize the connection between sleeping and living well and overall health. We offer a number of initiatives to help our employees maintain or improve their health and wellness.

In 2021, we continued to implement numerous health and safety measures across our global operations in an effort to minimize the risk of COVID-19 infections, following all local government directives and CDC recommendations. While working in a Tempur Sealy building, unvaccinated employees are required to wear a mask, and all employees are encouraged to maintain physical distancing. Additionally, each employee is subject to a temperature and wellness check each time they enter the building. Hand sanitizer and other sanitizing products are available throughout each building for employee use.

People Development and Training

Our goal is to design and offer development opportunities that improve Company performance by meeting individual learning and development needs and strengthen our culture by reinforcing Company values. We use the 70/20/10 learning and development model. This approach gives employees the opportunity to develop their skills through a combination of job experience (70%), mentoring (20%), and formal training (10%). Training at Tempur Sealy includes, but is not limited to, formal training programs, leadership development mentorships, professional and industry conferences, and education assistance. During 2021, we rolled out our new learning management system, the Learning Zone, where employees can take courses on a variety of individual and leadership development topics. All our professional employees have access to this system, and there are thousands of individual modules offered through our partnership with Skillsoft.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Report should be carefully considered. Please also see "Special Note Regarding Forward-Looking Statements" on page 3.

Risks related to our Business and Economic Environment

The uncertainty of the ongoing COVID-19, including new variants, could have a material adverse effect on our business, operations, or financial results in future periods.
The novel strain of coronavirus (COVID-19) first identified in Wuhan, China in December 2019 has now spread across the world. The outbreak, and measures taken to contain or mitigate it, have had dramatic adverse consequences for the economy, including on demand, operations, supply chains and financial markets. The nature and scope of the consequences to date are difficult to evaluate precisely, and their future course is impossible to predict with confidence.

The COVID-19 pandemic and related responses are continuing to evolve and, therefore, continue to present potential new risks to our business, particularly in light of new variants of the virus. We have seen and expect to continue to see effects of the COVID-19 crisis on our business operations including impacts such as the following: increased raw material prices, a decline in consumer confidence and spending, further increase in unemployment which could impact consumers' disposable income and, in turn, decrease sales of our products, required isolation in certain markets, disruptions in our supply chain, as the outbreak has disrupted travel, manufacturing and distribution throughout the world, increases in operating costs due to disruptions, the cost of complying with public health vaccine and testing mandates and personal protective equipment requirements and other increased employment-related costs. The rapid development and uncertainty of the pandemic precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time but could be material. Any of these events could potentially result in a material adverse impact on our business and results of operations.

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

Loss of suppliers and disruptions in the supply of our raw materials and components could increase our costs of sales and reduce our ability to compete effectively.

We acquire raw materials and components from a number of suppliers with manufacturing locations around the world. If we were unable to obtain raw materials and components from these suppliers for any reason, we would have to find replacement suppliers. Any substitute arrangements for raw materials and components might not be on terms as favorable to us. We maintain relatively small supplies of our raw materials and components at our manufacturing facilities, and any disruption in the shipment of supplies could interrupt production of our products, which in turn could result in a decrease of our sales or could cause an increase in our cost of sales, either of which could decrease our liquidity and profitability.

Raw materials for Sealy, Sherwood Bedding and Comfort Revolution products consist mainly of polyethylene foam, textiles and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we source the majority of our requirements for polyurethane foam components and spring components for our Sealy and Stearns & Foster mattress units from key suppliers for each component. We also purchase a significant portion of our Sealy foundation parts from third party sources under supply agreements. All critical components are purchased under supply agreements. We do not consider ourselves to be dependent in the long term upon any single outside vendor as a source of supply to our bedding business, and we believe over time that sufficient alternate sources of supply for the same, similar or alternate components are available. Our adjustable base products are dependent on components supply chains originating in China. We believe over time that sufficient alternate sources of supply for the same or similar products will be available outside of China from our current and alternate suppliers.

However, if a key supplier for an applicable component failed to supply components in the amount we require, this could significantly interrupt production of our products and increase our production costs in the near term. Such a disruption could occur for a variety of reasons, including changes in international trade duties and other aspects of international trade policy, labor shortages, natural disasters, pandemics and political events. For example, the ongoing conflict between Russia and Ukraine could result in a temporary disruption in supply of a component in our International segment.

If we are not able to successfully mitigate such supply chain risks, we could experience disruptions in production or increased costs, which may result in a decrease in our gross margin or reduced sales, and have a material adverse effect on our business, results of operations and financial condition.

Changes in economic conditions, including inflationary trends in the price of our input costs, such as raw materials, could adversely affect our business and financial results.

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

We have experienced and may continue to experience, volatility and increases in the price of certain of these raw materials as a result of a global market and supply chain disruptions and the broader inflationary environment related to the COVID-19 pandemic.

Throughout 2021, we implemented pricing actions to mitigate these known commodity headwinds. In January 2022, we implemented pricing actions designed to offset the dollar impact of these inflationary headwinds. To the extent we are unable to absorb higher costs, or pass any such higher costs to our customers, our gross margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

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

Each year we invest significant time and resources in research and development to improve our product offerings and launch new products. In 2021, we began refreshing our Sealy portfolio with the launch of new models in our Posturepedic PlusTM, Posturepedic® and Essentials product lines and expect to complete this rollout in 2022. Additionally in 2022, we are launching a refreshed Stearns & Foster product line and introducing a new Sealy® Naturals™ product line in the U.S. and beginning the launch of a new line of Tempur mattresses internationally. There are a number of risks that are inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Further, introduction costs and manufacturing inefficiencies may be greater than anticipated, while the rollout of the product could be delayed, each of which could impact profitability.

Because we depend on certain significant customers, a decrease or interruption in their business with us would reduce our sales and results of operations.

Our top five customers, collectively, accounted for approximately 33% of our net sales in 2021, and of these, there was one wholesale customer that contributed approximately 15%. The credit environment in which our customers operate has been relatively stable over the past few years. However, there have been signs of deterioration in the U.S. retail sector, both nationally and regionally. Some additional retailers that carry our products may consolidate, undergo restructurings or reorganizations, experience financial difficulty, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the impact of volume and other incentive programs related to these customers. Furthermore, if sales to our large customers grow, our credit exposure to these customers may also increase. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell products to them on favorable terms, if at all. A substantial decrease or interruption in business from these significant customers could result in the loss of future business and could reduce revenue, liquidity and profitability.

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

We are subject to laws and regulations relating to information technology security and personal data protection and privacy and this legislative landscape is forever evolving. For example, the GDPR, which took effect in May 2018, the CCPA, which took effect in January 2020 and the PIPL, which took effect in November 2021, have imposed new and expanded compliance requirements on companies, including us, that process personal data from citizens living in the European Union, California and China. In addition, there are country-specific data privacy laws in Europe and elsewhere in the world, such as those in Japan, Korea, Australia, New Zealand, Canada and Mexico, and state-specific data privacy laws forthcoming in the U.S., such as those in Virginia and Colorado, which broadly follow key principles laid out in the GDPR and the CCPA, but in some cases, impose different and additional requirements on businesses like ours. We are actively working to ensure ongoing compliance with all data privacy and information technology security laws and regulations worldwide to which we are subject, which involves substantial resource and costs. Despite our ongoing efforts to maintain compliance, we may not be successful due to various factors within or outside of our control. Failure to comply with applicable laws and regulations could result in costly investigations from regulators and litigation, expose us to potentially significant penalties, and result in negative publicity that could damage our reputation and credibility.

Prior to 2020, we successfully implemented a new enterprise resource planning, or "ERP," system across several of our global subsidiaries. We successfully implemented new ERP systems in certain significant U.S. subsidiaries in 2020 and January 2021 and are continuing to implement this ERP system in other significant U.S. subsidiaries with key go-live dates in 2022. This new system replaces a substantial portion of our legacy systems that have historically supported our operations. If we are unable to successfully continue the implementation of the replacement system or if errors or failures in the implementation process lead to production shutdowns, our business may be materially impacted and disrupted and we may be required to engage in unanticipated additional use of capital and other resources, which may adversely impact our results of operations. In addition, if the cost of implementing this ERP system increases above our estimates, this could have a significant adverse effect on our profitability.

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

As of December 31, 2021, we had approximately 12,000 full-time employees. Our joint ventures also employ approximately 1,350 full-time employees. Approximately 19% of our employees are represented by various labor unions with separate collective bargaining agreements or government labor union contracts for certain international locations. Our North American collective bargaining agreements, which are typically three years in length, expire at various times during any given three year period. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew our various collective bargaining agreements on a timely basis or on favorable terms, or at all. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

We may face exposure to product liability claims and premises liability claims, which could reduce our liquidity and profitability and reduce consumer confidence in our products.

We face an inherent business risk of exposure to product liability claims if the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective or otherwise fail to meet safety standards, we may be required to recall, redesign or even discontinue those products. We maintain insurance against product liability claims, but such coverage may not continue to be available on terms acceptable to us or be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage could impair our liquidity and profitability, and any claim or product recall that results in significant adverse publicity against us could result in consumers purchasing fewer of our products, which would also impair our liquidity and profitability.

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

We are a participant in the Advance Pricing Agreement Program (the "APA Program") for the tax years 2012 through 2022, under which the U.S. Internal Revenue Service ("IRS"), on our behalf, will negotiate directly with the Danish Tax Authority ("SKAT") with respect to the royalty to be paid by a U.S. subsidiary of the Company to the Company's Danish subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary. If this matter is not resolved successfully or there is a change in facts or circumstances, we may be required to further increase our uncertain income tax provision or decrease our deferred tax asset related to this matter, which could have a material impact on the Company's reported earnings. For a description of these matters and additional information please refer to Note 13, "Income Taxes," to the accompanying Consolidated Financial Statements.

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 23.9% of our net sales were generated outside of the U.S. in 2021. We conduct our business in a wide variety of currencies and are therefore subject to market risk relating to changes in foreign exchange rates. If the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, for example, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. In 2021, foreign currency exchange rate changes positively impacted our net income by approximately 1.8% and positively impacted adjusted EBITDA, which is a non-GAAP financial measure, by approximately 1.4%. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. Except for the use of foreign exchange forwards contracts described immediately below, we do not hedge the translation of foreign currency operating results into the U.S. dollar.

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

In addition, the instruments governing our debt contain customary financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities and reduce our flexibility to respond to changing business and economic conditions. Failure to comply with our debt covenants may result in a default or event of default under the related credit document. If such default or event of default is not cured or waived, as applicable, we may suffer adverse effects on our operations, business or financial condition, including acceleration of the maturity date of all amounts outstanding under our debt facilities. For further discussion regarding our debt covenants and compliance, refer to "Management’s Discussion and Analysis" included in Part II, ITEM 7 of this Report and Note 6, "Debt," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

Our variable rate debt agreements, including our 2019 Credit Agreement, use LIBOR, which is subject to uncertainty. In March 2021, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, confirmed that all of the LIBOR settings for Euro and Swiss Franc and some of the LIBOR settings for Japanese Yen, Sterling and US dollars will cease in December 2021 and the remainder of the LIBOR settings for U.S. dollars will cease in June 2023. When LIBOR ceases to exist or is no longer representative of the underlying market, our variable rate debt agreements with interest rates that are indexed to LIBOR will use various alternative methods to calculate the applicable interest rate, which could result in increases in interest rates on such debt and adversely impact our interest expense, results of operations and cash flows. Further, we may need to amend our variable rate debt agreements to replace LIBOR with a new reference rate. As of December 31, 2021, we do not utilize any derivatives or hedging strategies that have a LIBOR component. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, may replace U.S. Dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate ("SOFR"). Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR and any successor rates for LIBOR is uncertain.

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

We are a global company, selling our products in approximately 100 countries worldwide. We generated approximately 23.9% of our net sales outside of the U.S. in the year ended December 31, 2021. We operate through multiple wholly owned subsidiaries and we also participate in international license and joint venture arrangements with independent third parties.

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

Our products and our marketing and advertising programs are subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission, the Consumer Product Safety Commission and the U.S. Food and Drug Administration. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. These rules and regulations may change from time to time, or may conflict. There may be continuing costs of regulatory compliance including continuous testing, additional quality control processes and appropriate auditing of design and process compliance. For example, the CPSC and many foreign jurisdictions have adopted rules relating to fire retardancy standards for the mattress industry. Further, some cities, states and the U.S. Congress continue to consider fire retardancy regulations that may be different or more stringent than the CPSC standard. Adoption of multi-layered regulatory regimes, particularly if they conflict with each other, could increase our costs, alter our manufacturing processes and impair the performance of our products which may have an adverse effect on our business. We are also subject to various health and environmental provisions, such as California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986) and 16 CFR Part 1633 (Standard for the Flammability (Open Flame) of Mattress Sets) and in our international jurisdictions we are subject to the medical devices regulatory authorities such as the Medicines and Healthcare products Regulatory Agency (MHRA) in the UK and the International Chamber of Commerce Advertising and Marketing Communications Code.

Our marketing and advertising practices could also become the subject of proceedings before regulatory authorities or the subject of claims by other parties and could require us to alter or end these practices or adopt new practices that are not as effective or are more expensive.

In addition, we are subject to laws and regulations both in the U.S. and internationally, relating to pollution, environmental protection and occupational health and safety. We may not be in complete compliance with all such requirements at all times. We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. If a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable and the amount of such liability could be material. As a manufacturer of bedding and related products, we use and dispose of a number of substances, such as glue, lubricating oil and solvents, as well as certain foam ingredients, that may subject us to regulation under numerous foreign, federal and state laws and regulations governing the environment. Among other laws and regulations, we are subject in the U.S. to the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state and local statutes and regulations in our international jurisdictions we are subject to the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), the Waste from Electrical and Electronic Equipment Directive (WEEE) and the General Product Safety Directive amongst others.

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

We also contribute to multi-employer pension plans according to collective bargaining agreements that cover certain union-represented employees. Participating in these multi-employer plans exposes us to potential liabilities if the multi-employer plan is unable to pay its underfunded obligations or we trigger a withdrawal event. The withdrawal liability is an exit fee for employers who cease contributions to multi-employer defined benefit pension plans with unfunded vested benefits. We participate in several plans which are in the Red Zone for 2021. A plan is in the Red Zone (Critical) if it has a current funded percentage of less than 65.0%. The following risks of participating in these multi-employer plans differ from single employer pension plan risks:

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

For more information, refer to Note 8, "Retirement Plans," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

Challenges to our pricing or promotional allowance policies or practices could adversely affect our operations.

Certain of our retail pricing and promotional allowance policies or practices are subject to antitrust and consumer protection regulations in the U.S. and abroad. If regulators or private parties in any jurisdiction in which we do business initiate investigations or claims that challenge our pricing or promotional allowance policies or practices, our efforts to respond could force us to divert management resources and we could incur significant unanticipated costs. If such an investigation or claim were to result in a charge that our practices or policies were in violation of applicable antitrust, consumer protection or other laws or regulations, we could be subject to significant additional costs of defending such charges in a variety of venues and, ultimately, if there were a finding that we were in violation of antitrust, consumer protection or other laws or regulations, there could be an imposition of fines, and damages for persons injured, as well as injunctive or other relief. Any requirement that we pay fines or damages (which, under the laws of certain jurisdictions, may be trebled) could decrease our liquidity and profitability, and any investigation or claim that requires significant management attention or causes us to change our business practices could disrupt our operations or increase our costs, also resulting in a decrease in our liquidity and profitability. An antitrust or consumer protection class action or individual suit against us could result in potential liabilities, substantial costs, treble damages, and the diversion of our management’s attention and resources, regardless of the outcome.

Risks Related to Ownership of Our Common Stock

Although we recently announced a quarterly cash dividend, there can be no assurance as to the declaration or amount of future dividends.

We previously announced our intention to begin paying a quarterly cash dividend beginning in 2021 and recently declared a dividend of 10 cents per share for the first quarter of 2022. Any decision to declare and pay dividends, and the amount of any such dividends, will be dependent on a variety of factors, including compliance with Section 170 of the Delaware General Corporation Law; changes to our capital allocation policies; our results of operation, liquidity and cash flows; contractual restrictions in our debt agreements; economic conditions, including the impact of COVID-19 and related macroeconomic impacts on our business and financial condition; and other factors the Board of Directors may deem relevant. There can be no assurance that we will declare dividends in any particular amounts or at all, and changes in our dividend policy could adversely affect the market price for our stock.

Our share repurchase program could be suspended or terminated, and may not enhance long-term stockholder value.

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we are authorized to repurchase shares of our common stock. From 2016 through December 31, 2021, we had repurchased an aggregate of 36.6 million shares for approximately $1,762.7 million under our share repurchase program. As of December 31, 2021, we had approximately $1,400.7 million remaining under the share repurchase authorization. The share repurchase program may be suspended or terminated at any time. Shares may be repurchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. Repurchases of our common stock pursuant to our share repurchase program could affect the market price of our common stock or increase its volatility. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program's effectiveness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding our principal facilities by segment, which have been aggregated by principal manufacturing and distribution entity, at December 31, 2021.

Name	Location	Type of Facility
North America
Sealy Mattress Manufacturing Co., LLC	United States	Manufacturing
Tempur Production USA, LLC	United States	Manufacturing
Sherwood Bedding	United States	Manufacturing
Comfort Revolution, LLC	United States	Manufacturing
Sealy Canada, Ltd	Canada	Manufacturing
Sealy Mattress Company Mexico, S. de R.L. de C.V.	Mexico	Manufacturing

International
Dan-Foam ApS	Denmark	Manufacturing
Dreams	UK	Manufacturing

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

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings can be found in Note 12, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, "Financial Statements and Supplementary Data," and is incorporated herein by reference.

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

As of February 17, 2022, we had approximately 67 stockholders of record of our common stock.

Dividends

In February 2022, our Board of Directors declared a cash dividend of 10 cents per share on our common stock. The dividend is payable on March 22, 2022 to shareholders of record on the close of business March 8, 2022. However, payment of future dividends, and the timing and amount thereof, will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements, legal requirements and other factors that our Board of Directors deems relevant. Further, we are subject to certain customary restrictions on dividends under our 2019 Credit Agreement and Indentures. See Note 6, "Debt," in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a discussion of the 2019 Credit Agreement and Indentures.

Issuer Purchases of Equity Securities

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock. During 2021, the Board of Directors authorized increases to our share repurchase authorization of $211.4 million, $325.3 million, $431.5 million and $1,032.3 million during February, April, October and December 2021, respectively. During the year ended December 31, 2021, we had repurchased 19.5 million shares, under the share repurchase program, for approximately $801.4 million and had approximately $1,400.7 million remaining under the program. Subsequent to year-end, the Company repurchased an additional 7.7 million shares for approximately $305.0 million.

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

    The following table sets forth purchases of our common stock for the three months ended December 31, 2021:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions) (2)
October 1, 2021 - October 31, 2021	445,674	(1)	$45.97	441,892	$598.1
November 1, 2021 - November 30, 2021	1,481,317	(1)	$43.54	1,474,105	$533.9
December 1, 2021 - December 31, 2021	3,620,712	(1)	$45.71	3,620,712	$1,400.7
Total	5,547,703			5,536,709

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.
(2)	On October 28, 2021 and December 13, 2021, the Board of Directors increased the authorization under the Company's share repurchase program by $431.5 million and $1,032.3 million, respectively.

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

2021 Peer Group

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Tempur Sealy International, Inc.
S&P 500
Peer Group

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Tempur Sealy International, Inc.	$100.00	$91.81	$60.63	$127.50	$158.17	$277.75
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	111.10	101.24	131.16	139.74	169.79

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" and Part I, ITEM 1A of this Report. Our actual results may differ materially from those contained in any forward-looking statements. For results of operations comparisons relating to years ending December 31, 2020 and 2019, refer to our annual report on Form 10-K, Part II, ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the Securities and Exchange Commission on February 19, 2021.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the years ended December 31, 2021 and 2020, including the following topics:

•an overview of our business and strategy;
•results of operations, including our net sales and costs in the periods presented as well as changes between periods;
•expected sources of liquidity for future operations; and
•our use of certain non-GAAP financial measures.

Business Overview

General

We are committed to improving the sleep of more people, every night, all around the world. As a leading designer, manufacturer, distributor and retailer of bedding products worldwide, we know how crucial a good night of sleep is to overall health and wellness. Utilizing over a century of knowledge and industry-leading innovation, we deliver award-winning products that provide breakthrough sleep solutions to consumers in over 100 countries.

We operate in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. Our International segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). On August 2, 2021, we acquired Dreams Topco Limited and its direct and indirect subsidiaries ("Dreams"). Dreams is also included in the International segment. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. We evaluate segment performance based on net sales, gross profit and operating income. For additional information refer to Note 15, "Business Segment Information," included in Part II, ITEM 8 "Financial Statements and Supplementary Data", of this Report.

Our highly recognized brands include Tempur-Pedic®, Sealy® and Stearns & Foster® and our non-branded offerings consist of value-focused private label and OEM products. Our products allow for complementary merchandising strategies and are sold through third-party retailers, our more than 650 company-owned and joint venture operated retail stores worldwide and our e-commerce channel.

Our distribution model operates through an omni-channel strategy. We distribute through two channels in each operating business segment: Wholesale and Direct. Our Wholesale channel consists of third-party retailers, including third-party distribution, hospitality and healthcare. Our Direct channel includes company-owned stores, online and call centers.

Full year net income for 2021 increased 79.0% and full year diluted earnings per share ("EPS") increased 86.6% to $3.06. We also maintain a strong competitive position within the industry. We believe the investments that we have made over the past several years have strengthened the long-term foundation of our company and enhanced our competitive position. The combination of our product superiority, brand strength, manufacturing efficiency and quality, powerful omni-channel distribution platform, substantial cash flow and fortified balance sheet continue to drive market share gains and solid financial performance.

General Business and Economic Conditions

We believe the bedding industry is structured for sustained growth, driven by product innovation, sleep technology advancements, consumer confidence, housing formations and population growth. The industry is no longer engaged in uneconomical retail store expansion, startups have shifted from uneconomical strategies to becoming profitable and legacy retailers and manufacturers have become skilled in producing profitable online sales.

Over the past several years and accelerating during the COVID-19 global pandemic, consumers have shifted their spending habits towards in-home products, including bedding products. We believe this may be a long-term shift in consumer spending habits, which could continue to favorably impact our industry. The rapid increase in demand for bedding products has challenged the entire bedding industry and supply chain, including our U.S. business. As a result, the U.S. sales growth in 2021 was unfavorably impacted as we could not fulfill the entire domestic demand for these products. These supply chain constraints were largely resolved by the end of 2021. We expect to be better positioned to meet consumer demand in 2022.

During 2021, commodity costs unfavorably impacted our gross margin. Throughout 2021, we implemented pricing actions to mitigate the dollar impact of these known commodity headwinds. In January 2022, we implemented further pricing actions designed to offset the dollar impact of these inflationary headwinds.

Product Launches

In 2022, we plan to complete the rollout of a complete refresh of our North American Sealy portfolio that began in 2021. The updated Sealy portfolio features new models in our Posturepedic PlusTM, Posturepedic® and Essentials product lines. We also expect to launch a complete refresh of our North American Stearns & Foster portfolio in 2022. In the U.S., we plan to launch a Sealy-branded, eco-friendly mattress collection, as well as a Sealy mattress with a best-in-class pressure-relieving gel grid layer at a consumer-appealing, mid-market price point, in 2022.

In our international segment, we expect to begin the launch an all-new line of Tempur® products in Europe and Asia-Pacific in 2022 with the objective of reaching a new segment of international consumers. This new line of products will broaden Tempur®'s price range with the super-premium average selling price ceiling maintained and the floor expanded into the premium category.

Our global 2022 marketing plan is to aggressively support our innovative bedding products through investing significant marketing dollars to promote our worldwide brands and product launches.

Omni-Channel Distribution Expansion

We have a diversified group of strong retail partners and a rapidly growing direct business. Due to supply chain constraints, we were not able to fulfill the entire domestic demand for our products in 2021. As a result, we focused on our existing third-party retailer relationships and did not meaningfully expand domestic distribution through new or existing retail partners during the year. In 2022, we expect to be better positioned to meet consumer demand and able to reengage with opportunities to expand our distribution through our domestic wholesale channel.

We have been focused on building our direct channel, both online and company-owned retail stores in recent years. The development of our online business has been particularly important as consumers have grown more comfortable shopping for bedding products online. Online purchases accelerated during the pandemic and we expect that consumers will continue to lean into this channel in the future. The direct channel growth rate has surpassed the wholesale growth rate over the last few years, and we anticipate the direct channel to continue to grow as a percentage of net sales in future years.

We currently operate over 650 retail stores globally through our wholly-owned and joint venture operations. We expect to continue to increase our store count organically through opening an average of 60 new stores per year over the next several years. As of December 31, 2021, we had 88 Tempur-Pedic retail stores throughout the U.S. We plan to expand our network to 125 to 150 new retail stores in the long-term. We expect these retail stores to complement our existing third-party retail partners by increasing our products' brand awareness in the local markets. In addition to our high-end Tempur-Pedic retail stores, we operate Sleep Outfitters, a regional bedding retailer that had 104 stores in 2021. Additionally, in 2021, we expanded our retail presence in the International segment through our acquisition of Dreams. Dreams has a successful multi-channel sales strategy, with over 200 brick and mortar retail locations in the U.K., an industry-leading online channel, as well as manufacturing and delivery assets.

In 2020, we expanded our presence into the OEM market by offering non-branded products, including mattresses, pillows, and other bedding products and components at a wide range of price points. The addition of non-branded offerings expands our capabilities to service third-party retailers and creates opportunity to capture manufacturing profits from bedding brands outside our own.

Acquisition of Dreams

On August 2, 2021, we completed the acquisition of Dreams, for a cash purchase price of $476.7 million, which included $49.5 million of cash acquired. The transaction was funded using cash on hand and bank financing. As a multi-branded retailer, Dreams sells a variety of products across a range of price points with a margin profile lower than our historical International segment margins.

2021 Results of Operations

A summary of our results for the year ended December 31, 2021 include:

•Total net sales increased 34.1% to $4,930.8 million as compared to $3,676.9 million in 2020.

•Gross margin was 43.8% in 2021 as compared to 44.6% in 2020.

•Operating income was $912.3 million as compared to $532.1 million in 2020. Adjusted operating income, which is a non-GAAP financial measure, was $918.5 million as compared to $617.7 million in 2020.
•Net income was $624.5 million as compared to $348.8 million in 2020. Adjusted net income, which is a non-GAAP financial measure, was $651.7 million as compared to $405.7 million in 2020.

•EPS increased to $3.06 as compared to $1.64 in 2020. Adjusted EPS, which is a non-GAAP financial measure, increased 67.0% to $3.19 as compared to $1.91 in 2020.

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

The following table sets forth the various components of our Consolidated Statements of Income and expresses each component as a percentage of net sales:

(in millions, except percentages and	Year Ended December 31,
per common share amounts)	2021		2020
Net sales	$4,930.8	100.0%	$3,676.9	100.0%
Cost of sales	2,772.1	56.2	2,038.5	55.4
Gross profit	2,158.7	43.8	1,638.4	44.6
Selling and marketing expenses	923.1	18.7	740.2	20.1
General, administrative and other expenses	353.9	7.2	382.5	10.4
Equity income in earnings of unconsolidated affiliates	(30.6)	(0.6)	(16.4)	(0.4)
Operating income	912.3	18.5	532.1	14.5

Other expense, net:
Interest expense, net	66.3	1.3	77.0	2.1
Loss on extinguishment of debt	23.0	0.5	5.1	0.1
Other income, net	(1.0)	—	(2.4)	(0.1)
Total other expense, net	88.3	1.8	79.7	2.2

Income from continuing operations before income taxes	824.0	16.7	452.4	12.3
Income tax provision	(198.3)	(4.0)	(102.6)	(2.8)
Income from continuing operations	625.7	12.7	349.8	9.5
Loss from discontinued operations, net of tax	(0.7)	—	—	—
Net income before non-controlling interests	625.0	12.7	349.8	9.5
Less: Net income attributable to non-controlling interests	0.5	—	1.0	—
Net income attributable to Tempur Sealy International, Inc.	$624.5	12.7%	$348.8	9.5%

Earnings per common share:

Basic
Earnings per share for continuing operations	$3.17		$1.68
Loss per share for discontinued operations	—		—
Earnings per share	$3.17		$1.68

Diluted
Earnings per share for continuing operations	$3.06		$1.64
Loss per share for discontinued operations	—		—
Earnings per share	$3.06		$1.64

Weighted average common shares outstanding:
Basic	197.0		207.9
Diluted	204.3		212.3

NET SALES

	Year Ended December 31,
	Consolidated		North America		International
(in millions)	2021	2020	2021	2020	2021	2020
Net sales by channel
Wholesale	$4,034.4	$3,185.8	$3,584.1	$2,806.7	$450.3	$379.1
Direct	896.4	491.1	495.1	352.5	401.3	138.6
Total net sales	$4,930.8	$3,676.9	$4,079.2	$3,159.2	$851.6	$517.7

    Net sales increased 34.1%, and on a constant currency basis increased 33.0%. The change in net sales was driven by the following:

•North America net sales increased $920 million, or 29.1%. Net sales in the Wholesale channel increased $777.4 million, or 27.7%, primarily driven by broad-based demand across our retail partners. Net sales in our Direct channel increased $142.6 million, or 40.5%, primarily driven by strong company-owned sales growth and higher retail sales volume compared to the prior year period, which was impacted by COVID-19.

•International net sales increased $333.9 million, or 64.5%. On a constant currency basis, our International net sales increased 60.1%. Net sales in the Wholesale channel increased 14.1% on a constant currency basis. Net sales in the Direct channel increased 186.1% on a constant currency basis, driven by the acquisition of Dreams. The increase in net sales across all channels was driven by higher sales volume compared to the prior year period, which was impacted by COVID-19.

GROSS PROFIT

	Year Ended December 31,
	2021		2020		Margin Change
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	2021 vs 2020
North America	$1,678.0	41.1%	$1,332.0	42.2%	(1.1)%
International	480.7	56.4%	306.4	59.2%	(2.8)%
Consolidated gross margin	$2,158.7	43.8%	$1,638.4	44.6%	(0.8)%

    Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

    Our gross margin is primarily impacted by the relative amount of net sales contributed by our Tempur and Sealy products. Our Sealy products have a significantly lower gross margin than our Tempur products. Our Sealy mattress products range from value to premium priced offerings, and gross margins are typically higher on premium products compared to value priced offerings. Our Tempur products are exclusively premium priced products. If sales of our Sealy products increase relative to sales of our Tempur products, our gross margins will be negatively impacted in both our North America and International segments.

    Our gross margin is also impacted by fixed cost leverage based on manufacturing unit volumes; the cost of raw materials; operational productivity due to the utilization in our manufacturing facilities; product, channel and geographic mix; the margin profile of acquired subsidiaries; foreign exchange fluctuations; volume incentives offered to certain retail accounts; participation in our retail cooperative advertising programs; and costs associated with new product introductions. Future changes in raw material prices could have a significant impact on our gross margin. In 2021, commodity cost inflation negatively impacted gross margin. Our margins are also impacted by the growth in our Wholesale channel as sales in our Wholesale channel are at wholesale prices whereas sales in our Direct channel are at retail prices.

    Gross margin declined 80 basis points. The principal factors impacting gross margin for each segment are discussed below.

•North America gross margin declined 110 basis points. The decline in gross margin was primarily driven by price increases to customers without a margin benefit of 120 basis points. Our gross margin was impacted as sales increased with no change in gross profit dollars, as our pricing actions have been offset the dollar impact of commodities.

•International gross margin declined 280 basis points. The decline in gross margin was primarily driven by the acquisition of Dreams of 210 basis points and price increases to customers without a margin benefit of 100 basis points. Dreams' margin profile is lower than our historical international margins as they sell a variety of products across a range of price points.

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

	Year Ended December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising	$432.8	$332.5	$368.6	$297.7	$64.2	$34.8	$—	$—
Other selling and marketing	490.3	407.7	289.6	251.0	174.8	112.2	25.9	44.5
General, administrative and other	353.9	382.5	163.1	191.9	72.3	48.2	118.5	142.4
Total operating expense	$1,277.0	$1,122.7	$821.3	$740.6	$311.3	$195.2	$144.4	$186.9

    Operating expenses increased $154.3 million, or 13.7%, and decreased 460 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are discussed below.

•North America operating expenses increased $80.7 million, or 10.9%, and decreased 330 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by increases in advertising and other selling and marketing investments, offset by incremental bad debt expense primarily related to the bankruptcy of one department store in the U.S. in 2020. Additionally, in 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account and $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the macro-economic environment, which were not repeated in 2021.
•International operating expenses increased $116.1 million and decreased 110 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by increases in advertising and other selling and marketing investments, as well as the acquisition of Dreams.

•Corporate operating expenses decreased $42.5 million, or 22.7%. The decrease in operating expenses was primarily driven by increased amortization for the Company's aspirational plan and other stock-based compensation in 2020. This decrease was offset by $3.9 million of acquisition-related costs, primarily legal and professional fees associated with the acquisition of Dreams in 2021.

    Research and development expenses for the year ended December 31, 2021 were $27.3 million compared to $23.1 million for the year ended December 31, 2020, an increase of $4.2 million, or 18.2%.

OPERATING INCOME

	Year Ended December 31,
	2021		2020		Margin Change
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	2021 vs 2020
North America	$856.7	21.0%	$591.4	18.7%	2.3%
International	200.0	23.5%	127.6	24.6%	(1.1)%
	1,056.7		719.0
Corporate expenses	(144.4)		(186.9)
Total operating income	$912.3	18.5%	$532.1	14.5%	4.0%

    Operating income increased $380.2 million and operating margin improved 400 basis points. The increase was driven by the following:

•North America operating income increased $265.3 million and operating margin improved 230 basis points. The improvement in operating margin was primarily driven by improved operating expense leverage of 240 basis points and decreased customer-related charges, offset by the decline in gross margin of 110 basis points. In 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates. Additionally, in 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets driven by the macro-economic environment, which were not repeated in 2021.

•International operating income increased $72.4 million and operating margin declined 110 basis points. The decline in operating margin was primarily driven by the decline in gross margin of 280 basis points, offset by operating expense leverage.

•Corporate operating expenses decreased $42.5 million, which positively impacted our consolidated operating margin by 90 basis points. The decrease in operating expenses was primarily driven by increased amortization for the Company's aspirational plan and other stock-based compensation in 2020. This decrease was offset by $3.9 million of acquisition-related costs, primarily related to legal and professional fees associated with the acquisition of Dreams recognized in 2021.

INTEREST EXPENSE, NET

	Year Ended December 31,		Percent change
(in millions, except percentages)	2021	2020	2021 vs 2020
Interest expense, net	$66.3	$77.0	(13.9)%

Interest expense, net, decreased $10.7 million, or 13.9%. The decrease in interest expense, net, was primarily driven by reduced average levels of outstanding debt and lower interest rates on our debt, primarily offset by $5.2 million of overlapping interest expense for the period between the issuance of the 2029 Senior Notes and the redemption of the 2026 Senior Notes incurred in 2021.

LOSS ON EXTINGUISHMENT OF DEBT

On March 25, 2021, we issued our 2029 Senior Notes. During the second quarter of 2021, we used the net proceeds from the 2029 Senior Notes primarily to redeem in full our $600.0 million 2026 Senior Notes, at 102.75% of their principal amount, plus the accrued and unpaid interest. As a result of the redemption, we recognized $18.0 million of loss on extinguishment of debt, which included a prepayment premium of $16.5 million and the write-off of $1.5 million of deferred financing costs. Additionally, in the first quarter of 2021, we recognized $5.0 million of loss on extinguishment of debt, which includes a prepayment premium of $3.5 million and the write-off of $1.5 million of deferred financing costs, associated with the redemption of the remaining amount outstanding of the 2023 Senior Notes. Refer to Note 6, "Debt," in our Notes to Condensed Consolidated Financial Statements included in ITEM 8 under Part II for additional information.

INCOME TAX PROVISION

	Year Ended December 31,		Percent change
(in millions, except percentages)	2021	2020	2021 vs 2020
Income tax provision	$198.3	$102.6	93.3%
Effective tax rate	24.1%	22.7%	1.4%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $95.7 million due to an increase in income before income taxes, net of the favorable impact of discrete items. Our 2021 effective tax rate increased as compared to 2020 by 140 basis points. The effective tax rate as compared to the U.S. federal statutory tax rate for the year ending December 31, 2021 included a net favorable impact of discrete items, primarily related to excess tax benefits from the vesting of certain stock awards under our incentive stock compensation plan. The effective tax rate as compared to the U.S. federal statutory tax rate for the year ended December 31, 2020 included the impact of net favorable discrete items primarily related to the implementation of income tax regulations in 2020 that favorably impacted our global intangible low-taxed income ("GILTI") starting from the year ending December 31, 2018 onward and the excess tax benefits from the vesting of certain stock awards under our incentive stock compensation plan.

Refer to Note 13, "Income Taxes," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further information.

Liquidity and Capital Resources

Liquidity
Our principal sources of funds are cash flows from operations, supplemented with borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, capital expenditures and working capital needs.

As of December 31, 2021, we had net working capital of $222.2 million, including cash and cash equivalents of $300.7 million, as compared to working capital deficit of $6.4 million, including cash and cash equivalents of $65.0 million, as of December 31, 2020.
At December 31, 2021, total cash and cash equivalents were $300.7 million, of which $188.2 million was held in the U.S. and $112.5 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(in millions)	2021	2020
Net cash provided by (used in) continuing operations:
Operating activities	$723.1	$654.7
Investing activities	(554.8)	(146.6)
Financing activities	76.5	(522.6)
Cash provided by operating activities from continuing operations increased $68.4 million in 2021 as compared to 2020. The increase in cash provided by operating activities was driven by strong operational performance in the period.

Cash used in investing activities from continuing operations increased $408.2 million in 2021 as compared to 2020. The increase in cash used in investing activities was due to the acquisition of Dreams in the third quarter of 2021.

Cash provided by financing activities from continuing operations increased $599.1 million in 2021 as compared to 2020. In 2021, we had net funding of $979.3 million as compared to net repayments of $184.5 million in 2020 on our credit facilities. This increase included proceeds of $1.6 billion from the issuance of our 2029 and 2031 Senior Notes, offset by repayments of $250.0 million of our 2023 Senior Notes and $600.0 million of our 2026 Senior Notes and net borrowings of $229.3 million on our credit facilities. In 2021, we repurchased $816.3 million of our common stock, as compared to $331.8 million in 2020. Cash provided by financing activities also decreased due to dividends paid to shareholders of $63.1 million and payments of deferred financing costs of $24.9 million in 2021.
Cash Provided by (Used in) Discontinued Operations

Net cash provided by (used in) operating, investing and financing activities from discontinued operations for the years ended December 31, 2021 and 2020 was not material.

Capital Expenditures

Capital expenditures totaled $123.3 million and $111.3 million for the year ended December 31, 2021 and 2020, respectively. We currently expect our 2022 capital expenditures to be approximately $250 million to $280 million, which includes investments in manufacturing capacity expansion and investments in our other growth initiatives. We expect to generate operating cash flows sufficient to fully fund our anticipated capital expenditures in 2022.

Indebtedness

Our total debt increased to $2,353.2 million as of December 31, 2021 from $1,370.3 million as of December 31, 2020. Total availability under our revolving senior secured credit facility was $724.3 million as of December 31, 2021, which matures in 2024.
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

As of December 31, 2021, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure defined in the 2019 Credit Agreement, was 1.81 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of December 31, 2021, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock. The Board of Directors authorized increases to our share repurchase authorization of $211.4 million, $325.3 million, $431.5 million and $1,032.3 million during February, April, October and December 2021, respectively. For the year ended December 31, 2021, we repurchased 19.5 million shares under our share repurchase program for approximately $801.4 million and had approximately $1,400.7 million remaining under our share repurchase program. Subsequent to year-end, we repurchased an additional 7.7 million shares for approximately $305.0 million.

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

In 2022, subject to market conditions, we expect to repurchase at least 10.0% of common shares outstanding. We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," of this Report.

Future Liquidity Sources and Uses

As of December 31, 2021, we had $1.2 billion of liquidity, including $300.7 million of cash on hand and $724.3 million available under our revolving senior secured credit facility and $160.0 million available under our securitization facility. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, share repurchases and debt service obligations.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through share repurchases and quarterly dividends as well as opportunistic and strategic acquisition opportunities that enhance our global competitiveness. Throughout 2021, we took capital structure actions to optimize our balance sheet, through extending the maturities of our long-term debt and lowering our fixed interest rates.

The Board of Directors declared a dividend of 10 cents per share for the first quarter of 2022. The dividend is payable on March 22, 2022 to shareholders of record as of March 8, 2022.

As of December 31, 2021, we had $2,353.2 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $2,053.7 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 1.81 times for the year ended December 31, 2021. Our target range for our ratio of consolidated indebtedness less netted cash, which is a non-GAAP financial measure, is 2.0 to 3.0 times.

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

Material Cash Requirements

Our material cash requirements as of December 31, 2021 are summarized below:

(in millions)	Payment Due By Period
Contractual Obligations	2022	2023	2024	2025	2026	Thereafter	Total Obligations
Debt (1)	$39.3	$54.4	$584.3	$—	$—	$1,600.0	$2,278.0
Letters of credit	25.0	—	—	—	—	—	25.0
Interest payments (2)	87.0	79.7	69.8	63.0	63.0	221.9	584.4
Operating lease obligations	118.5	106.5	88.9	73.5	58.9	155.1	601.4
Finance lease obligations (3)	13.8	11.3	8.8	7.4	8.0	25.9	75.2
Pension obligations	1.1	1.2	1.3	1.4	1.4	35.7	42.1
Total (4)	$284.7	$253.1	$753.1	$145.3	$131.3	$2,038.6	$3,606.1

(1)Debt excludes finance lease obligations and deferred financing costs.
(2)Interest payments represent obligations under our debt outstanding as of December 31, 2021, applying December 31, 2021 interest rates and assuming scheduled payments are paid as contractually required through maturity.
(3)The payments due for finance lease obligations excludes $15.8 million in future payments for interest.
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

Key Highlights

	Year Ended December 31,
(in millions, except percentages and per common share amounts)	2021	2020	% Change
Net sales	$4,930.8	$3,676.9	34.1%
Net income	$624.5	$348.8	79.0%
Adjusted net income (1)	$651.7	$405.7	60.6%
EBITDA (1)	$1,088.7	$737.8	47.6%
Adjusted EBITDA(1)	$1,135.9	$779.9	45.6%
EPS	$3.06	$1.64	86.6%
Adjusted EPS (1)	$3.19	$1.91	67.0%

(1)	Non-GAAP financial measure. Please refer to the reconciliations in the following tables.

Adjusted Net Income and Adjusted EPS

A reconciliation of net income to adjusted net income and the calculation of adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(in millions, except per common share amounts)	2021	2020
Net income	$624.5	$348.8
Loss from discontinued operations, net of tax (1)	0.7	—
Loss on extinguishment of debt (2)	23.0	5.1
Acquisition-related costs (3)	6.2	—
Overlapping interest expense (4)	5.2	—
Aspirational plan amortization (5)	—	49.4
Customer-related charges (6)	—	11.7
Incremental operating costs (7)	—	7.2
Asset impairments (8)	—	7.0
Restructuring costs (9)	—	3.8
Accounting standard adoption (10)	—	3.6
Aspirational plan employer costs (11)	—	2.3
Facility expansion costs (12)	—	0.6
Other income (13)	—	(2.3)
Tax adjustments (14)	(7.9)	(31.5)
Adjusted net income	$651.7	$405.7

Adjusted earnings per share, diluted	$3.19	$1.91

Diluted shares outstanding	204.3	212.3

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	In the year ended December 31, 2021, we recognized $23.0 million of loss on extinguishment of debt associated with the redemption of the 2026 and 2023 senior notes. In the year ended December 31, 2020, we recognized $5.1 million of loss on extinguishment of debt associated with the redemption of the 2023 senior notes and the early repayment of the 364-day term loan.
(3)
In the year ended December 31, 2021, we recognized $6.2 million of acquisition-related costs, primarily related to legal and professional fees and stamp taxes associated with the acquisition of Dreams.

(4)
In the year ended December 31, 2021, we incurred $5.2 million of overlapping interest expense during the period between the issuance of the 2029 Senior Notes and the redemption of the 2026 Senior Notes.

(5)
In the year ended December 31, 2020, we recognized $49.4 million which represented the cumulative catch-up adjustment for the long-term aspirational awards that became probable of vesting during the third quarter of 2020 and the remaining requisite service period in the fourth quarter of 2020.

(6)	In the year ended December 31, 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account.
(7)
In the year ended December 31, 2020, we recorded $7.2 million of incremental operating costs and charges associated with the global pandemic. Cost of sales included $4.5 million of costs for relief efforts, increased sanitation supplies and services and other items. Operating expenses included $2.7 million of charges related to increased sanitation supplies and services.

(8)	In the year ended December 31, 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets.
(9)	In the year ended December 31, 2020, we incurred $3.8 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment.
(10)	In the year ended December 31, 2020, we recorded $3.6 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within its covenant compliance calculation.
(11)	In the fourth quarter of 2020, we recognized $2.3 million of employer-related tax costs related to the aspirational plan compensation.
(12)	In the year ended December 31, 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(13)	In the fourth quarter of 2020, we recorded $2.3 million of other income related to the sale of a manufacturing facility.
(14)	Adjusted income tax provision represents the tax effects associated with the aforementioned items and discrete income tax events. In the fourth quarter of 2020, we recorded a $9.5 million discrete income tax benefit upon the vesting of our long-term aspirational plan awards.

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

The following table sets forth our reported gross profit and the reconciliation of our operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the year ended December 31, 2021. We had no adjustments to gross profit for the year ended December 31, 2021.

	FULL YEAR 2021
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$4,930.8		$4,079.2		$851.6		$—

Gross profit	$2,158.7	43.8%	$1,678.0	41.1%	$480.7	56.4%	$—

Operating income (expense)	$912.3	18.5%	$856.7	21.0%	$200.0	23.5%	$(144.4)
Adjustments:
Acquisition-related costs (1)	6.2		—		2.3		3.9
Total adjustments	6.2		—		2.3		3.9

Adjusted operating income (expense)	$918.5	18.6%	$856.7	21.0%	$202.3	23.8%	$(140.5)

(1)
In the year ended December 31, 2021, we recognized $6.2 million of acquisition-related costs, primarily related to legal and professional fees and stamp taxes associated with the acquisition of Dreams.

The following table sets forth the reconciliation of our operating income (expense) and operating margin to the calculation of adjusted operating income (expense) and adjusted operating margin for the year ended December 31, 2020:

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

(1)
In the year ended December 31, 2020, we recorded $7.2 million of incremental operating costs and charges associated with the global pandemic. Cost of sales included $4.5 million of costs for relief efforts, increased sanitation supplies and services and other items. Operating expenses included $2.7 million of charges related to increased sanitation supplies and services.

(2)	In the year ended December 31, 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(3)
In the year ended December 31, 2020, we recognized $49.4 million which represented the cumulative catch-up adjustment for the long-term aspirational awards that became probable of vesting during the third quarter of 2020 and the remaining requisite service period in the fourth quarter of 2020.

(4)	In the year ended December 31, 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account.
(5)	In the year ended December 31, 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets.
(6)	In the year ended December 31, 2020, we incurred $3.8 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment.
(7)	In the year ended December 31, 2020, we recorded $3.6 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within its covenant compliance calculation.
(8)	In the fourth quarter of 2020, we recognized $2.3 million of employer-related tax costs related to the aspirational plan compensation.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the years ended December 31, 2021 and 2020:

	Year Ended
(in millions)	December 31, 2021		December 31, 2020
Net income	$624.5		$348.8
Interest expense, net	61.1		77.0
Overlapping interest expense (1)	5.2		—
Loss on extinguishment of debt (2)	23.0		5.1
Income tax provision	198.3		102.6
Depreciation and amortization	176.6		154.9
Aspirational plan amortization (3)	—		49.4
EBITDA	$1,088.7		$737.8
Adjustments:
Loss from discontinued operations, net of tax (4)	0.7		—
Acquisition-related costs (5)	6.2		—
Earnings from Dreams/Sherwood prior to acquisition (6)	40.3		0.3
Customer-related charges (7)	—		11.7
COVID-19 charges (8)	—		7.9
Incremental operating costs (9)	—		7.2
Asset impairments (10)	—		7.0
Restructuring costs (11)	—		3.8
Accounting standard adoption (12)	—		3.6
Aspirational plan employer costs (13)	—		2.3
Facility expansion costs (14)	—		0.6
Other income (15)	—		(2.3)
Adjusted EBITDA	$1,135.9		$779.9

Consolidated indebtedness less netted cash	$2,053.7		$1,306.7

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	1.81	times	1.68	times

(1)
In the year ended December 31, 2021, we incurred $5.2 million of overlapping interest expense during the period between the issuance of the 2029 Senior Notes and the redemption of the 2026 Senior Notes.

(2)	In the year ended December 31, 2021, we recognized $23.0 million of loss on extinguishment of debt associated with the redemption of the 2026 and 2023 senior notes. In the year ended December 31, 2020, we recognized $5.1 million of loss on extinguishment of debt associated with the redemption of the 2023 senior notes and the early repayment of the 364-day term loan.
(3)
In the year ended December 31, 2020, we recognized $49.4 million which represented the cumulative catch-up adjustment for the long-term aspirational awards that became probable of vesting during the third quarter of 2020 and the remaining requisite service period in the fourth quarter of 2020.

(4)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(5)
In the year ended December 31, 2021, we recognized $6.2 million of acquisition-related costs, primarily related to legal and professional fees and stamp taxes associated with the acquisition of Dreams.

(6)	We completed the acquisition of Dreams on August 2, 2021 and designated this subsidiary as restricted under the 2019 Credit Agreement. For covenant compliance purposes, we included $40.3 million of EBITDA from this subsidiary for the seven months prior to acquisition in our calculation of adjusted EBITDA for the year ended December 31, 2021. We completed the acquisition of Sherwood Bedding on January 31, 2020 and designated this subsidiary as restricted under the 2019 Credit Agreement. For covenant compliance purposes, we included $0.3 million of EBITDA from this subsidiary for the one month prior to acquisition in our calculation of adjusted EBITDA for the trailing twelve months ended December 31, 2020.
(7)	In the year ended December 31, 2020, we recorded $11.7 million of customer-related charges in connection with the bankruptcy of Art Van Furniture, LLC and affiliates to fully reserve trade receivables and other assets associated with this account.
(8)	In the year ended December 31, 2020, adjusted EBITDA excluded $7.9 million of COVID-19 charges associated with temporarily closed company-owned retail stores and sales force retention costs.
(9)
In the year ended December 31, 2020, we recorded $7.2 million of incremental operating costs and charges associated with the global pandemic. Cost of sales included $4.5 million of costs for relief efforts, increased sanitation supplies and services and other items. Operating expenses included $2.7 million of charges related to increased sanitation supplies and services.

(10)	In the year ended December 31, 2020, we recorded $7.0 million of asset impairment charges related to the write-off of certain sales and marketing assets.
(11)	In the year ended December 31, 2020, we incurred $3.8 million of restructuring costs associated with International headcount reductions driven by the macro-economic environment.
(12)	In the year ended December 31, 2020, we recorded $3.6 million of charges related to the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". As permitted by the 2019 Credit Agreement, we elected to eliminate the effect of this accounting change within its covenant compliance calculation.
(13)	In the fourth quarter of 2020, we recognized $2.3 million of employer-related tax costs related to the aspirational plan compensation.
(14)	In the year ended December 31, 2020, we recorded $0.6 million of costs related to the opening of a Sealy manufacturing facility.
(15)	In the fourth quarter of 2020, we recorded $2.3 million of other income related to the sale of a manufacturing facility.

Under the 2019 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the year ended December 31, 2021, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA was 1.81 times for the trailing twelve months ended December 31, 2021. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of December 31, 2021 and 2020. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	December 31, 2021	December 31, 2020
Total debt, net	$2,331.5	$1,366.9
Plus: Deferred financing costs (1)	21.7	3.4
Consolidated indebtedness	2,353.2	1,370.3
Less: Netted cash (2)	299.5	63.6
Consolidated indebtedness less netted cash	$2,053.7	$1,306.7

(1)	We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we added these costs back to total debt, net as calculated per the Consolidated Balance Sheets.
(2)	Netted cash includes cash and cash equivalents for domestic and foreign subsidiaries designated as restricted subsidiaries in the 2019 Credit Agreement.

Critical Accounting Estimates
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

We allow product returns through certain sales channels and on certain products. The accrued sales returns in the accompanying Consolidated Balance Sheet, which include a current balance in accrued expenses and other current liabilities and a non-current balance in other non-current liabilities, was $49.8 million and $44.9 million as of December 31, 2021 and 2020, respectively. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. We considered the impact of recoverable salvage value on sales returns by product in determining its estimate of future sales returns. We recognized a return asset for the right to recover the goods returned by the customer. The right of return asset is recognized on a gross basis outside of the accrued sales returns and is not material to our Consolidated Balance Sheets. Our level of sales returns differs by channel, with our Direct channel typically experiencing the higher rate of returns. In the event future sales returns claims are higher than our historical experiences, such as a 50 basis point increase, the impacts would not be material to the Consolidated Financial Statements.

The allowance for credit losses is our best estimate of the amount of estimated lifetime credit losses in our accounts receivable. The allowance for credit losses included in accounts receivable, net in the accompanying Consolidated Balance Sheets was $62.1 million and $71.6 million as of December 31, 2021 and 2020, respectively. We regularly review the adequacy of its allowance for credit losses. We estimate losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021, our accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms.

The credit environment in which our customers operate has been relatively stable over the past few years. Historically, less than 1.0% of net sales ultimately prove to be uncollectible. However, there have been signs of deterioration in the U.S. retail sector, with certain key retailer bankruptcies over the last few years. Total bad debt expense was $2.7 million in 2021, $35.8 million in 2020 and $29.3 million in 2019 which were predominantly related to customer bankruptcies which were current on payments at the time proceedings began. If circumstances change, for example, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer’s ability to meet our financial obligations such as bankruptcies, estimates of the recoverability of receivable amounts due could be reduced.

We have not made any material changes in the accounting methodology we use to measure the estimated liability for sales returns or allowance for credit losses during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to establish the liability for sales returns and credit losses. However, if actual results are not consistent with our estimates or assumptions which are based on our historical experiences, we may be exposed to losses or gains that could be material.

Income Taxes. Accounting for income taxes requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities.

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. A valuation allowance is recorded against certain deferred tax assets to reduce the consolidated deferred tax asset to an amount that will, more likely than not, be realized in future periods. At December 31, 2021 the valuation allowance of $42.6 million was primarily related to certain tax attributes both domestically and in various foreign jurisdictions. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of foreign and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards.

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2021, our estimated gross unrecognized tax benefits were $45.3 million of which $29.1 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

We have been involved in a dispute with SKAT regarding the Danish Tax Matter for tax years 2001 through current. The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production process.

During 2018, we negotiated a settlement with SKAT (the "Settlement") for the tax years 2001 through 2011 (the "Settlement Years"). During 2021, the Company resolved in all material respects the calculation of interest payable to SKAT related to the Settlement Years. As such, the Danish Tax Matter for the Settlement Years is considered closed in all material respects. In addition, we have entered into the APA Program for the tax years 2012 through 2022 in which the IRS, on our behalf, will negotiate directly with SKAT the royalty to be paid by the U.S. subsidiary to the Danish Subsidiary. We maintain an uncertain income tax liability for the tax years 2012 through 2021 that are included in the APA Program. If we are required to further increase the uncertain tax liability for any year after the Settlement Years based on a change in facts and circumstances, it could have a material impact on our reported earnings. Further, if the IRS and SKAT are unable to reach a mutually acceptable agreement with respect to the tax years included in the APA Program, we could be required to make a significant payment to SKAT for Danish tax related to such years, which could have a material adverse effect on our results of operations and liquidity.

Our liability for the Danish Tax Matter uncertain tax position is derived using a cumulative probability analysis with possible outcomes based on an evaluation of the facts and circumstances and applying the technical requirements applicable to U.S., Danish, and the international transfer pricing standards, taking into account both the U.S. and Danish income tax implications of such outcomes. The key assumption in these outcomes relates to the underlying royalty rate which the U.S. subsidiary would be required to pay to the Danish subsidiary. Assuming the U.S. IRS and SKAT conclude the APA with a mutually acceptable royalty rate, an increase in that royalty rate (over the rate used in our calculation of both the uncertain tax position and the correlative deferred tax asset associated with the U.S. tax benefit of the additional royalty expense) will increase the Danish income tax liability resulting from such agreement but also decrease the U.S. income tax liability associated with the correlative deduction for such additional royalty. For example, if the royalty rate agreed upon by the IRS and SKAT is 10% more per year than the rate used in our calculations of both the uncertain tax liability and correlative deferred tax asset, our uncertain tax position would increase approximately $8.0 million while the associated deferred tax asset for the U.S. correlative benefit would increase by approximately $2.2 million. Thus, the net impact on the income tax provision would be approximately $5.8 million. For a description of these matters and additional information please refer to Note 13, "Income Taxes," to the accompanying Consolidated Financial Statements.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred or when required by accounting standards.

We test goodwill for impairment at the reporting unit level. Our reporting units are our North America segment, our International segment excluding Dreams and Dreams. Dreams was added as a separate reporting unit upon acquisition of the business on August 2, 2021. We test individual indefinite-lived intangible assets at the brand level. These assessments may be performed quantitatively or qualitatively.

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

Under the qualitative approach, we review macroeconomic conditions, industry and market conditions and entity specific factors, including strategies and financial performance for potential indicators of impairment.

With the exception of the addition of the Dreams reporting unit, we have not made any changes in 2021 to our reporting units. Prior to 2021, Management performed an assessment of the impairment of goodwill for our reporting units and indefinite-lived intangible assets using a quantitative approach, which indicated that the fair values of each of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. In 2021, we elected to qualitatively perform our annual impairment analysis for all reporting units and indefinite-lived intangible assets. Subsequent to our October 1, 2021 annual impairment test, no indications of impairment were identified.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and indefinite-lived intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Business Combinations. Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of the purchase price over the acquisition date fair values of the assets acquired and the liabilities assumed. Management estimates the fair value of assets acquired and liabilities assumed based on quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. We make various estimates and assumptions in determining the estimated fair value of intangible assets acquired, which include assumptions about the period of time the acquired tradenames will continue to be valuable, projected business results, long-term growth factors, discount rates and royalty rates. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. If actual results are materially different than the assumptions used to determine fair value of the assets acquired and liabilities assumed through a business combination, or the useful lives of the acquired intangible assets, it is possible that adjustments to the carrying values of such assets and liabilities will have a material impact on our financial position and results of operations. Furthermore, if actual results are not consistent with estimates or assumptions, the Company may be exposed to an impairment charge that could materially adversely impact its consolidated financial position and results of operations. For additional information of our recent acquisitions, please refer to Note 3, "Acquisitions and Divestitures," to the accompanying Consolidated Financial Statements in Part II, ITEM 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary exposure to interest rate risk is due to our variable-rate debt agreements, including our 2019 Credit Agreement. These variable-rate debt agreements use LIBOR, which is subject to fluctuation and uncertainty. As of December 31, 2021, the value of our variable-rate debt was $678.0 million. Based on our balance sheet position as of December 31, 2021, the annualized effect of a 10% percentage point increase in floating interest rates on our variable-rate debt obligations would not have a significant impact on income before income taxes.

Further, in 2017, the FCA announced that it intends to phase out the LIBOR by the end of 2021 and we currently expect certain LIBOR maturities to continue to be available through mid-2023. In March 2021, the FCA confirmed that all of the LIBOR settings for Euro and Swiss Franc and some of the LIBOR settings for Japanese Yen, Sterling and U.S. dollars would cease in December 2021 and the remainder of the LIBOR settings for U.S. dollars would cease in June 2023. As a result, we may amend our debt agreements that use LIBOR as a benchmark, but do not expect these changes will have a material impact on our financial statements, liquidity and access to capital markets. For further information regarding the potential impacts of the LIBOR phase-out on the Company, please refer to "Risk Factors" in ITEM 1A of Part I of this Report.

Foreign Currency Exchange Risk

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at December 31, 2021, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $3.5 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tempur Sealy International, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2022, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Danish Tax Matter Uncertain Tax Position

Description of the Matter
As described in Note 13 to the consolidated financial statements, the Company’s liability for the Danish Tax Matter uncertain tax position, including interest and penalties, was approximately $50.1 million as of December 31, 2021. The Company's liability for the Danish Tax Matter uncertain tax position is derived using a cumulative probability analysis with possible outcomes based on an evaluation of the facts and circumstances and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards, taking into account both the U.S. and Danish income tax implications of such outcomes.

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

To test the Company’s measurement of the liability for the Danish Tax Matter uncertain tax position, we involved our tax professionals to evaluate the transfer pricing conclusions reached by the Company. For example, we compared the transfer pricing methodology utilized by management to alternative methodologies. We also reviewed the Company’s correspondence with the relevant tax authorities and any third-party professional and legal advice obtained by the Company. In addition, we used our knowledge of U.S., Danish and international income tax laws, as well as settlement activity from the relevant income tax authorities, to evaluate the Company’s measurement of the liability for the Danish Tax Matter uncertain tax position.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Louisville, Kentucky
February 22, 2022

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$4,930.8	$3,676.9	$3,106.0
Cost of sales	2,772.1	2,038.5	1,763.8
Gross profit	2,158.7	1,638.4	1,342.2
Selling and marketing expenses	923.1	740.2	666.3
General, administrative and other expenses	353.9	382.5	345.1
Equity income in earnings of unconsolidated affiliates	(30.6)	(16.4)	(15.9)
Operating income	912.3	532.1	346.7

Other expense, net:
Interest expense, net	66.3	77.0	85.7
Loss on extinguishment of debt	23.0	5.1	—
Other income, net	(1.0)	(2.4)	(4.5)
Total other expense, net	88.3	79.7	81.2

Income from continuing operations before income taxes	824.0	452.4	265.5
Income tax provision	(198.3)	(102.6)	(74.7)
Income from continuing operations	625.7	349.8	190.8
Loss from discontinued operations, net of tax	(0.7)	—	(1.4)
Net income before non-controlling interests	625.0	349.8	189.4
Less: Net income (loss) attributable to non-controlling interests	0.5	1.0	(0.1)
Net income attributable to Tempur Sealy International, Inc.	$624.5	$348.8	$189.5

Earnings per common share:

Basic
Earnings per share for continuing operations	$3.17	$1.68	$0.87
Loss per share for discontinued operations	—	—	—
Earnings per share	$3.17	$1.68	$0.87

Diluted
Earnings per share for continuing operations	$3.06	$1.64	$0.86
Loss per share for discontinued operations	—	—	—
Earnings per share	$3.06	$1.64	$0.86

Weighted average common shares outstanding:
Basic	197.0	207.9	218.0
Diluted	204.3	212.3	221.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income before non-controlling interests	$625.0	$349.8	$189.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(36.6)	23.6	9.5
Net change in pension benefits, net of tax	2.9	(1.4)	(1.9)
Other comprehensive (loss) income, net of tax	(33.7)	22.2	7.6
Comprehensive income	591.3	372.0	197.0
Less: Comprehensive income (loss) attributable to non-controlling interests	0.5	1.0	(0.1)
Comprehensive income attributable to Tempur Sealy International, Inc.	$590.8	$371.0	$197.1

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2021	December 31, 2020
ASSETS

Current Assets:
Cash and cash equivalents	$300.7	$65.0
Accounts receivable, net	419.5	383.7
Inventories	463.9	312.1
Prepaid expenses and other current assets	91.5	207.6
Total Current Assets	1,275.6	968.4
Property, plant and equipment, net	583.5	507.9
Goodwill	1,107.4	766.3
Other intangible assets, net	750.9	630.1
Operating lease right-of-use assets	480.6	304.3
Deferred income taxes	13.6	13.5
Other non-current assets	111.8	118.1
Total Assets	$4,323.4	$3,308.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$432.0	$324.1
Accrued expenses and other current liabilities	558.5	585.1
Income taxes payable	9.9	21.7
Current portion of long-term debt	53.0	43.9
Total Current Liabilities	1,053.4	974.8
Long-term debt, net	2,278.5	1,323.0
Long-term operating lease obligations	427.0	275.1
Deferred income taxes	129.2	90.4
Other non-current liabilities	140.3	131.8
Total Liabilities	4,028.4	2,795.1

Redeemable non-controlling interest	9.2	8.9

Stockholders' Equity:
Common stock, $0.01 par value, 500.0 million shares authorized; 283.8 million shares issued as of December 31, 2021 and 2020	2.8	2.8
Additional paid in capital	622.0	617.5
Retained earnings	2,604.9	2,045.6
Accumulated other comprehensive loss	(99.2)	(65.5)
Treasury stock at cost; 96.4 million and 78.9 million shares as of December 31, 2021 and 2020, respectively	(2,844.7)	(2,096.8)
Total stockholders' equity, net of non-controlling interests in subsidiaries	285.8	503.6
Non-controlling interests in subsidiaries	—	1.0
Total Stockholders' Equity	285.8	504.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$4,323.4	$3,308.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, December 31, 2018	$—	283.8	$2.8	74.4	$(1,737.0)	$530.3	$1,513.8	$(95.3)	$2.9	$217.5
Net income							189.5			189.5
Net loss attributable to non-controlling interests									(0.1)	(0.1)
Repurchase of interest in subsidiary									(1.9)	(1.9)
Adjustment to pension liability, net of tax of $(0.7)								(1.9)		(1.9)
Foreign currency translation adjustments								9.5		9.5
Exercise of stock options				(0.3)	4.8	13.0				17.8
Issuances of PRSUs, RSUs, and DSUs				(0.3)	3.7	(3.7)				—
Treasury stock repurchased				1.3	(102.3)					(102.3)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(3.4)					(3.4)
Amortization of unearned stock-based compensation						26.8				26.8
Charitable stock donation				(0.1)	$1.4	7.5				8.9
Balance, December 31, 2019	$—	283.8	$2.8	75.1	$(1,832.8)	$573.9	$1,703.3	$(87.7)	$0.9	$360.4
Adoption of accounting standard effective January 1, 2020, net of tax							(6.5)			(6.5)
Net income							348.8			348.8
Net income attributable to non-controlling interests	0.9								0.1	0.1
Acquisition of non-controlling interest in subsidiary	8.4									—
Dividend paid to non-controlling interest in subsidiary	(0.4)									—
Adjustment to pension liability, net of tax of $(0.4)								(1.4)		(1.4)
Foreign currency translation adjustments								23.6		23.6
Exercise of stock options				(0.5)	9.6	(2.7)				6.9
Issuances of PRSUs, RSUs, and DSUs				(3.6)	58.2	(58.2)				—
Treasury stock repurchased				6.5	(285.9)					(285.9)
Treasury stock repurchased - PRSU/RSU/DSU releases				1.4	(45.9)					(45.9)
Amortization of unearned stock-based compensation						104.5				104.5
Balance, December 31, 2020	$8.9	283.8	$2.8	78.9	$(2,096.8)	$617.5	$2,045.6	$(65.5)	$1.0	$504.6
Net income							624.5			624.5
Net income attributable to non-controlling interests	0.3								0.2	0.2
Purchase of remaining interest in subsidiary						(3.4)			(1.2)	(4.6)
Adjustment to pension liability, net of tax of $0.9								2.9		2.9
Foreign currency translation adjustments								(36.6)		(36.6)
Dividends declared on common stock							(65.2)			(65.2)
Exercise of stock options				(0.9)	25.9	(11.0)				14.9
Issuances of PRSUs, RSUs, and DSUs				(1.6)	42.5	(42.5)				—
Treasury stock repurchased				19.5	(801.4)					(801.4)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.5	(14.9)					(14.9)
Amortization of unearned stock-based compensation						61.4				61.4
Balance, December 31, 2021	$9.2	283.8	$2.8	96.4	$(2,844.7)	$622.0	$2,604.9	$(99.2)	$—	$285.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$625.0	$349.8	$189.4
Loss from discontinued operations, net of tax	0.7	—	1.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113.2	98.0	89.7
Amortization of stock-based compensation	61.4	104.5	26.8
Amortization of deferred financing costs	2.8	3.2	2.4
Bad debt expense	2.7	35.8	29.3
Charitable stock donation	—	—	8.9
Deferred income taxes	11.1	(8.6)	(7.1)
Dividends received from unconsolidated affiliates	22.9	19.3	13.4
Equity income in earnings of unconsolidated affiliates	(30.6)	(16.4)	(15.9)
Loss on extinguishment of debt	3.0	2.3	—
Loss (gain) on sale of assets	0.5	(1.7)	1.0
Foreign currency adjustments and other	1.0	(0.5)	(5.2)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(40.4)	(55.7)	(76.0)
Inventories	(106.4)	(42.5)	(28.2)
Prepaid expenses and other assets	125.1	(19.4)	11.3
Operating leases, net	9.2	21.9	8.6
Accounts payable	50.5	63.0	(4.8)
Accrued expenses and other liabilities	(113.8)	90.5	67.3
Income taxes, net	(14.8)	11.2	2.5
Net cash provided by operating activities from continuing operations	723.1	654.7	314.8

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(123.3)	(111.3)	(88.2)
Acquisitions, net of cash acquired	(432.8)	(41.2)	(17.1)
Other	1.3	5.9	15.1
Net cash used in investing activities from continuing operations	(554.8)	(146.6)	(90.2)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	3,664.2	1,175.8	1,242.8
Repayments of borrowings under long-term debt obligations	(2,684.9)	(1,360.3)	(1,347.1)
Proceeds from exercise of stock options	14.9	6.9	17.8
Treasury stock repurchased	(816.3)	(331.8)	(105.7)
Dividends paid	(63.1)	—	—
Payment of deferred financing costs	(24.9)	(1.3)	(3.2)
Repayments of finance lease obligations and other	(13.4)	(11.9)	(7.8)
Net cash provided by (used in) financing activities from continuing operations	76.5	(522.6)	(203.2)

Net cash provided by (used in) continuing operations	244.8	(14.5)	21.4

Net operating cash flows (used in) provided by discontinued operations	(0.9)	0.3	(2.0)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8.2)	14.3	(0.3)
Increase in cash and cash equivalents	235.7	0.1	19.1
CASH AND CASH EQUIVALENTS, beginning of period	65.0	64.9	45.8
CASH AND CASH EQUIVALENTS, end of period	$300.7	$65.0	$64.9

Supplemental cash flow information:
Cash paid during the period for:
Interest	$55.2	$79.0	$89.0
Income taxes, net of refunds	$184.8	$93.8	$73.8
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

The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company's ownership interest in these joint ventures is 50.0%. Additionally, in October 2020, the Company entered into a 50.0% ownership joint venture to reacquire the rights and acquire the assets to manufacture, market and distribute Sealy® and Stearns & Foster® branded products in the U.K. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have effective control, and consolidation is not otherwise required. The Company's equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

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

(e) Derivative Financial Instruments. Derivative financial instruments are used in the normal course of business to manage interest rate and foreign currency exchange risks. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. For all transactions designated as hedges, the hedging relationships are formally documented at the inception and on an ongoing basis in offsetting changes in cash flows of the hedged transaction.

The Company records derivative financial instruments on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. The effectiveness of the cash flow hedge contracts, including time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as other timing and probability criteria to test whether the hedge continues to be effective. Changes in a derivative's fair value (i.e. unrealized gains or losses) related to an effective hedge are deferred and recorded in the stockholders' equity section of the Consolidated Balance Sheets as a component of AOCL and subsequently recognized in the Consolidated Statements of Comprehensive Income when the hedged item affects net income. The ineffective portion, if any, of the change in fair value of a hedge is recognized in income immediately in the same line item as the hedged risk.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For derivative instruments that are not designated as hedges, the gain or loss related to the change in fair value (i.e. unrealized gains or losses) is also recorded in net income immediately in the same line item as the hedged risk.

The Company's derivative instruments are limited to forward exchange contract assets and liabilities which were not designated as hedges as of December 31, 2021 and 2020 and were not material in any period presented.

(f) Cash and Cash Equivalents. Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments.

(g) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method and consist of the following:

	December 31,
(in millions)	2021	2020
Finished goods	$297.8	$170.2
Work-in-process	11.4	12.6
Raw materials and supplies	154.7	129.3
	$463.9	$312.1

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

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2021	2020
Machinery and equipment	$481.8	$419.6
Land and buildings	386.1	359.7
Computer equipment and software	209.3	182.0
Furniture and fixtures	75.5	57.6
Construction in progress	88.2	72.0
Total property, plant and equipment	1,240.9	1,090.9
Accumulated depreciation	(657.4)	(583.0)
Total property, plant and equipment, net	$583.5	$507.9

Depreciation expense, which includes depreciation expense for finance lease assets, for the Company was $94.7 million, $80.5 million and $73.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(i) Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not identify any impairments for the years ended December 31, 2021, 2020 and 2019.

(j) Goodwill and Other Intangible Assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate impairment may have occurred. The Company performs an annual impairment test on goodwill and indefinite-lived intangible assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. This assessment may be performed quantitatively or qualitatively. In conducting the impairment test for the North America, International and Dreams reporting units, the fair value of each of the Company's reporting units is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, the goodwill is written down for the amount by which the carrying amount exceeds the fair value. However, the loss recognized cannot exceed the carrying amount of goodwill.

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

Using the qualitative approach, the Company reviews macroeconomic conditions, industry and market conditions and entity specific factors, including strategies and financial performance for potential indicators of impairment.

The Company also tests its indefinite-lived intangible assets for impairment, principally the Tempur, Sealy and Dreams trade names. Under a quantitative approach, the Company uses a "relief-from-royalty" method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates.

The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets qualitatively in 2021 and quantitatively in 2020 and 2019, none of which resulted in the recognition of impairment charges. For further information on goodwill and other intangible assets, refer to Note 4, "Goodwill and Other Intangible Assets."

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(k) Accrued Sales Returns. The Company allows product returns through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. The Company considers the impact of recoverable salvage value on sales returns by product in determining its estimate of future sales returns. The Company recognizes a return asset for the right to recover the goods returned by the customer. The right of return asset is recognized on a gross basis outside of the accrued sales returns and is not material to the Company's Consolidated Balance Sheets.

The Company had the following activity for accrued sales returns from December 31, 2019 to December 31, 2021:

(in millions)
Balance as of December 31, 2019	$39.3
Amounts accrued	111.9
Returns charged to accrual	(106.3)
Balance as of December 31, 2020	44.9
Amounts accrued	142.2
Returns charged to accrual	(137.3)
Balance as of December 31, 2021	$49.8

As of December 31, 2021 and 2020, $33.7 million and $31.6 million of accrued sales returns is included as a component of accrued expenses and other current liabilities and $16.1 million and $13.3 million of accrued sales returns is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

(l) Warranties. The Company provides warranties on certain products, which vary by segment, product and brand. Estimates of warranty expenses are based primarily on historical claims experience and product testing. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. The Company considers the impact of recoverable salvage value on warranty costs in determining its estimate of future warranty obligations.

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

The Company had the following activity for its accrued warranty expense from December 31, 2019 to December 31, 2021:

(in millions)
Balance as of December 31, 2019	$41.6
Amounts accrued	24.3
Warranties charged to accrual	(21.7)
Balance as of December 31, 2020	44.2
Amounts accrued	21.4
Warranties charged to accrual	(21.7)
Balance as of December 31, 2021	$43.9

As of December 31, 2021 and 2020, $20.2 million and $20.3 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $23.7 million and $23.9 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(m) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of estimated lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2019 to December 31, 2021.

(in millions)
Balance as of December 31, 2019	$71.9
ASU 2016-13 adoption impact (before tax)	8.9
Balance as of January 1, 2020	80.8
Amounts accrued	35.8
Write-offs charged against the allowance	(45.0)
Balance as of December 31, 2020	71.6
Amounts accrued	2.7
Write-offs charged against the allowance	(12.2)
Balance as of December 31, 2021	$62.1

(n) Fair Value. Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2019 Credit Agreement and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of debt instruments. The fair values of these material financial instruments are as follows:

	Fair Value
(in millions)	December 31, 2021	December 31, 2020
2023 Senior Notes	$—	$255.1
2026 Senior Notes	—	625.4
2029 Senior Notes	816.9	—
2031 Senior Notes	803.7	—

(o) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertain foreign and domestic tax positions utilizing a proscribed recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties related to uncertain tax positions are recognized as part of the income tax provision and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law and until such time that the related tax benefits are recognized.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(p) Cost of Sales. Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes shipping and handling costs associated with the delivery of goods to customers and costs associated with internal transfers between plant locations. Amounts included in cost of sales for shipping and handling were $294.8 million, $223.1 million and $192.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, cost of sales include royalties that the Company pays to other entities for the use of their names on products produced by the Company. For additional information, please refer to Note 2, "Net Sales." Royalty expense is not material to the Company's Consolidated Statements of Income.

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

(r) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $432.8 million, $332.5 million and $280.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising costs include expenditures for shared advertising costs that the Company reimburses to customers under its integrated and cooperative advertising programs. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $9.0 million and $4.7 million as of December 31, 2021 and 2020, respectively.

(s) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were $27.3 million, $23.1 million and $23.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(t) Stock-based Compensation. The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation cost for restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and deferred stock units ("DSUs") is measured based on the closing fair market value of the Company's common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option's fair value as calculated by the Black-Scholes option-pricing model. Stock-based compensation cost for equity instruments that include a market performance condition are determined using a Monte Carlo simulation valuation model. The Company recognizes stock-based compensation cost as expense for awards other than its PRSUs ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its PRSUs over the requisite service period if it is probable that the performance conditions will be satisfied. The Company recognizes forfeitures of awards as they occur. Further information regarding stock-based compensation can be found in Note 11, "Stock-based Compensation."

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(u) Treasury Stock. Subject to Delaware law, and the limitations in the 2019 Credit Agreement (as defined in Note 6, "Debt") and the Company's other debt agreements, the Board of Directors may authorize share repurchases of the Company’s common stock. Purchases made pursuant to these authorizations may be carried out through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company deems appropriate. Shares repurchased under such authorizations are held in treasury for general corporate purposes, including issuances under various employee stock-based award plans. On February 1, 2016, the Board of Directors authorized a share repurchase program pursuant to which the Company was permitted to repurchase shares of Tempur Sealy International's common stock. Treasury stock is accounted for under the cost method and reported as a reduction of stockholders’ equity. The authority provided under the share repurchase program may be suspended, limited or terminated at any time without notice. Please refer to Note 9, "Stockholders' Equity", for additional information.

(v) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at two of its active Sealy plants and ten previously-closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation ("PBO"). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company's estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. The Company's PBO and fair value of plan assets were $42.1 million and $34.3 million as of December 31, 2021, respectively, and $42.5 million and $31.3 million as of December 31, 2020, respectively. The Company recognizes the funded status of each applicable plan within the Consolidated Balance Sheets as either an asset or liability based on its funded status measured as the difference between the fair value of plan assets and the PBO, which was not material as of December 31, 2021 or 2020.

(2) Net Sales

    The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the years ended December 31.

	Twelve Months Ended December 31, 2021
(in millions)	North America	International	Consolidated
Channel
Wholesale	$3,584.1	$450.3	$4,034.4
Direct	495.1	401.3	896.4
Net sales	$4,079.2	$851.6	$4,930.8

	North America	International	Consolidated
Product
Bedding	$3,825.9	$687.0	$4,512.9
Other	253.3	164.6	417.9
Net sales	$4,079.2	$851.6	$4,930.8

	North America	International	Consolidated
Geographical region
United States	$3,751.3	$—	$3,751.3
All other	327.9	851.6	1,179.5
Net sales	$4,079.2	$851.6	$4,930.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Twelve Months Ended December 31, 2020
(in millions)	North America	International	Consolidated
Channel
Wholesale	$2,806.7	$379.1	$3,185.8
Direct	352.5	138.6	491.1
Net sales	$3,159.2	$517.7	$3,676.9

	North America	International	Consolidated
Product
Bedding	$2,956.3	$397.5	$3,353.8
Other	202.9	120.2	323.1
Net sales	$3,159.2	$517.7	$3,676.9

	North America	International	Consolidated
Geographical region
United States	$2,886.6	$—	$2,886.6
All other	272.6	517.7	790.3
Net sales	$3,159.2	$517.7	$3,676.9

	Twelve Months Ended December 31, 2019
(in millions)	North America	International	Consolidated
Channel
Wholesale	$2,343.5	$373.6	$2,717.1
Direct	260.0	128.9	388.9
Net sales	$2,603.5	$502.5	$3,106.0

	North America	International	Consolidated
Product
Bedding	$2,448.8	$388.2	$2,837.0
Other	154.7	114.3	269.0
Net sales	$2,603.5	$502.5	$3,106.0

	North America	International	Consolidated
Geographical region
United States	$2,312.1	$—	$2,312.1
All Other	291.4	502.5	793.9
Net sales	$2,603.5	$502.5	$3,106.0

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Wholesale channel also includes income from royalties derived by licensing Sealy®, Stearns & Foster® and Tempur® brands, technology and trademarks to other manufacturers. The licenses include rights for the licensees to use trademarks as well as current proprietary or patented technology that the Company utilizes. The Company also provides its licensees with product specifications, research and development, statistical services and marketing programs. The Company recognizes royalty income based on the occurrence of sales of Sealy®, Stearns & Foster® and Tempur® branded products by various licensees. Royalty income was $29.1 million, $21.9 million and $22.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

In certain jurisdictions, the Company is subject to certain non-income taxes including, but not limited to, sales tax, value added tax, excise tax and other taxes. These taxes are excluded from the transaction price, and therefore, excluded from revenue. The Company has elected to account for shipping and handling activities as a fulfillment cost. Accordingly, the Company reflects all amounts billed to customers for shipping and handling in revenue and the costs of fulfillment in cost of sales. Amounts included in net sales for shipping and handling were $7.4 million, $14.4 million and $19.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(3) Acquisitions and Divestitures

Acquisition of Dreams Topco Limited

On August 2, 2021, the Company completed the acquisition of Dreams Topco Limited and its direct and indirect subsidiaries ("Dreams"), for a cash purchase price of $476.7 million, which includes $49.5 million of cash acquired. The transaction was funded using cash on hand and bank financing. Dreams has developed a successful multi-channel sales strategy, with over 200 brick and mortar retail locations in the United Kingdom, an industry-leading online channel, as well as manufacturing and delivery assets.

The financial results of Dreams subsequent to the date of acquisition are included in the consolidated financial statements of the Company. The Company accounted for this transaction as a business combination. The preliminary allocation of the purchase price is based on the fair values of the assets acquired and liabilities assumed as of August 2, 2021. The Company continues to obtain information to determine the fair value of acquired assets and liabilities. The components of the preliminary purchase price allocation are as follows:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)
Accounts receivable, net	$3.5
Inventory	51.2
Property, plant and equipment	33.9
Goodwill	357.1
Indefinite-lived intangible asset	141.9
Operating lease right-of-use assets	158.2
Other current and non-current assets	4.4
Accounts payable	(55.2)
Accrued expenses and other current liabilities	(69.7)
Operating lease liabilities	(165.1)
Debt	(6.1)
Other liabilities	(26.9)
Purchase price, net of cash acquired	$427.2

The indefinite-lived intangible asset represents Dreams' portfolio of trade names as marketed through Dreams. The Company applied the income approach through a relief from royalty method to fair value the trade name asset using level 2 inputs. The indefinite-lived intangible asset is not deductible for income tax purposes.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) Goodwill and Other Intangible Assets

The following summarizes the Company's goodwill by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2019	$581.9	$150.4	$732.3
Goodwill resulting from acquisitions	26.7	—	26.7
Foreign currency translation adjustments and other	1.7	5.6	7.3
Balance as of December 31, 2020	$610.3	$156.0	$766.3
Goodwill resulting from acquisition	—	357.1	357.1
Foreign currency translation adjustments and other	1.2	(17.2)	(16.0)
Balance as of December 31, 2021	$611.5	$495.9	$1,107.4

The following table summarizes information relating to the Company’s other intangible assets, net:

($ in millions)		December 31, 2021			December 31, 2020
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade names		$698.0		$698.0	$560.7		$560.7
Amortized intangible assets:
Contractual distributor relationships	15	85.8	50.3	35.5	85.7	44.5	41.2
Technology and other	4-10	91.2	82.7	8.5	91.3	75.9	15.4
Patents, other trademarks and other trade names	5-20	28.1	22.8	5.3	28.7	21.3	7.4
Customer databases, relationships and reacquired rights	2-5	34.6	31.0	3.6	35.1	29.7	5.4
Total		$937.7	$186.8	$750.9	$801.5	$171.4	$630.1

Amortization expense relating to intangible assets for the Company was $16.3 million, $16.5 million and $15.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is recorded in general, administrative and other expenses in the Company's Consolidated Statements of Income. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

Estimated annual amortization of intangible assets is expected to be as follows for the years ending December 31:

(in millions)
2022	$16.2
2023	10.3
2024	6.7
2025	6.0
2026	6.0
Thereafter	7.7
Total	$52.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Unconsolidated Affiliate Companies

    The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in each of these joint ventures is 50.0% and is accounted for under the equity method. Additionally, in October 2020, the Company entered into a 50.0% ownership joint venture to reacquire the rights and acquire the assets to manufacture, market and distribute Sealy® and Stearns & Foster® branded products in the United Kingdom. The Company’s investment of $27.0 million and $23.6 million at December 31, 2021 and 2020, respectively, is recorded in other non-current assets in the accompanying Consolidated Balance Sheets. The Company’s share of earnings for the years ended December 31, 2021, 2020 and 2019 respectively, is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

The table below presents summarized financial information for the joint ventures as of and for the years ended December 31:

(in millions)	2021	2020	2019
Net sales	$339.7	$225.0	$212.6
Income from operations	70.9	46.9	44.6

(6) Debt

Debt for the Company consists of the following:

(in millions)	December 31, 2021		December 31, 2020
Debt:	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$675.0	(1)	$409.1	(2)	October 16, 2024
Revolver	—	(1)	—	(2)	October 16, 2024
2031 Senior Notes	800.0	3.875%	—	N/A	October 15, 2031
2029 Senior Notes	800.0	4.000%	—	N/A	April 15, 2029
2026 Senior Notes	—	N/A	600.0	5.500%	June 15, 2026
2023 Senior Notes	—	N/A	250.0	5.625%	October 15, 2023
Securitized debt	—	(3)	33.9	(4)	April 6, 2023
Finance lease obligations (5)	75.2		71.4		Various
Other	3.0		5.9		Various
Total debt	2,353.2		1,370.3
Less: Deferred financing costs	21.7		3.4
Total debt, net	2,331.5		1,366.9
Less: Current portion	53.0		43.9
Total long-term debt, net	$2,278.5		$1,323.0

(1)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2021.
(2)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2020.
(3)	Interest at one month LIBOR index plus 70 basis points.
(4)	Interest at one month LIBOR index plus 80 basis points.
(5)	Finance lease obligations are a non-cash financing activity. Refer to Note 7, "Leases."

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

On May 26, 2021, the Company entered into an additional amendment to the 2019 Credit Agreement. The amendment provides for a $300.0 million delayed draw term loan. On July 30, 2021 the Company drew down the full $300.0 million available under the delayed draw term loan to fund, in part, the Dreams acquisition. The delayed draw term loan has the same terms and conditions as the Company's existing term loans under the 2019 Credit Agreement. Total availability under the revolving facility was $724.3 million, after a $0.7 million reduction for outstanding letters of credit, as of December 31, 2021.

On September 21, 2021, the Company entered into an additional amendment to the 2019 Credit Agreement to remove the limit to the amount of netted cash that may be deducted from indebtedness for purposes of calculating certain leverage ratios.

Borrowings under the 2019 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other subsidiary borrowers, at either Base Rate or LIBOR plus the applicable margin. For the revolving credit facility and the term loan facility (a) the initial applicable margin for Base Rate advances was 0.625% per annum and the initial applicable margin for LIBOR advances was 1.625% per annum, and (b) following the delivery of financial statements for the fiscal quarter ending December 31, 2019, such applicable margins that are determined by a pricing grid based on the consolidated total net leverage ratio of the Company.

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

The 2019 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated indebtedness less netted cash (as defined below). Consolidated indebtedness includes debt recorded on the Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding in excess of $40.0 million and other short-term debt. The Company is allowed to subtract from consolidated indebtedness an amount equal to 100.0% of the domestic and foreign unrestricted cash ("netted cash"). As of December 31, 2021, the Company's consolidated total net leverage ratio was 1.81 times, which complies with the covenant in the 2019 Credit Agreement that limits this ratio to 5.00 times.

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

The Company was in compliance with all applicable covenants in the 2019 Credit Agreement at December 31, 2021.

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

On April 6, 2021, the Company and certain of its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2023 and increased the overall limit from $120.0 million to $200.0 million. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. As of December 31, 2021, total availability under the Accounts Receivable Securitization was $160.0 million.

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

Tempur Sealy International has the option to redeem all or a portion of the 2031 Senior Notes at any time on or after October 15, 2026. The initial redemption price is 101.938% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2026 until it becomes 100.0% of the principal amount beginning on October 15, 2029. In addition, Tempur Sealy International has the option at any time prior to October 15, 2026 to redeem some or all of the 2031 Senior Notes at 100.0% of the original principal amount plus a "make-whole" premium and accrued and unpaid interest, if any. Tempur Sealy International may also redeem up to 40.0% of the 2031 Senior Notes prior to October 15, 2024, under certain circumstances with the net cash proceeds from certain equity offerings, at 103.875% of the principal amount plus accrued and unpaid interest, if any. Tempur Sealy International may make such redemptions as described in the preceding sentence only if, after any such redemption, at least 60.0% of the original aggregate principal amount of the 2031 Senior Notes issued remains outstanding.

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

Tempur Sealy International has the option to redeem all or a portion of the 2029 Senior Notes at any time on or after April 15, 2024. The initial redemption price is 102.00% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2024 until it becomes 100.0% of the principal amount beginning on April 15, 2026. In addition, Tempur Sealy International has the option at any time prior to April 15, 2024 to redeem some or all of the 2029 Senior Notes at 100.0% of the original principal amount plus a "make-whole" premium and accrued and unpaid interest, if any. Tempur Sealy International may also redeem up to 40.0% of the 2029 Senior Notes prior to April 15, 2024, under certain circumstances with the net cash proceeds from certain equity offerings, at 104.00% of the principal amount plus accrued and unpaid interest, if any. Tempur Sealy International may make such redemptions as described in the preceding sentence only if, after any such redemption, at least 60.0% of the original aggregate principal amount of the 2029 Senior Notes issued remains outstanding.

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

2023 Senior Notes

On November 9, 2020, the Company redeemed the first $200.0 million of the issued and outstanding 2023 Senior Notes at 101.406% of the principal amount, plus the accrued and unpaid interest. During the first quarter of 2021, the Company redeemed the remaining $250.0 million of the issued and outstanding 2023 Senior Notes at 101.406% of the principal amount, plus the accrued and unpaid interest. In 2021, the Company recognized $5.0 million of loss on extinguishment of debt, which includes a prepayment premium of $3.5 million and the write-off of $1.5 million of unamortized deferred financing costs, associated with the redemption of the remaining amount outstanding of the 2023 Senior Notes.

Deferred Financing Costs

The Company capitalizes costs associated with the issuance of debt and amortizes these costs as additional interest expense over the lives of the debt instruments using the effective interest method. These costs are recorded as deferred financing costs as a direct reduction from the carrying amount of the corresponding debt liability in the accompanying Consolidated Balance Sheets and the related amortization is included in interest expense, net in the accompanying Consolidated Statements of Income. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs. As a result of the issuance of the 2031 Senior Notes, $11.4 million of deferred financing costs were capitalized in 2021 and will be amortized as interest expense over the respective debt instrument period, 10 years, using the effective interest method. As a result of the issuance of the 2029 Senior Notes, $11.4 million of deferred financing costs were capitalized in 2021 and will be amortized as interest expense over the respective debt instrument period, 8 years, using the effective interest method.

Future Obligations

As of December 31, 2021, the scheduled maturities of long-term debt outstanding, excluding finance lease obligations, for each of the next five years and thereafter are as follows:

(in millions)
2022	$39.3
2023	54.4
2024	584.3
2025	—
2026	—
Thereafter	1,600.0
Total	$2,278.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(7) Leases

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

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Consolidated Balance Sheet as of December 31, 2021 and 2020:

(in millions)		December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$480.6	$304.3
Finance lease assets	Property, plant and equipment, net	64.8	61.2
Total leased assets		$545.4	$365.5

Liabilities
Short-term:
Operating lease obligations	Accrued expenses and other current liabilities	$101.7	$61.0
Finance lease obligations	Current portion of long-term debt	13.7	11.4
Long-term:
Operating lease obligations	Long-term operating lease obligations	427.0	275.1
Finance lease obligations	Long-term debt, net	61.5	60.0
Total lease obligations		$603.9	$407.5

The following table summarizes the classification of lease expense in the Company's Consolidated Statements of Income for the years ended December 31, 2021 and 2020:

	Twelve Months Ended
(in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease expense:
Operating lease expense	$99.8	$75.4	$63.8
Short-term lease expense	13.1	11.1	9.0
Variable lease expense	26.9	22.2	18.8
Finance lease expense:
Amortization of right-of-use assets	12.6	9.3	8.5
Interest on lease obligations	4.5	4.7	4.7
Total lease expense	$156.9	$122.7	$104.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the scheduled maturities of lease obligations as of December 31, 2021:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2022	$118.5	$17.3	$135.8
2023	106.5	14.2	120.7
2024	88.9	11.2	100.1
2025	73.5	9.5	83.0
2026	58.9	9.7	68.6
Thereafter	155.1	29.1	184.2
Total lease payments	601.4	91.0	692.4
Less: Interest	(72.7)	(15.8)	(88.5)
Present value of lease obligations	$528.7	$75.2	$603.9

The following table provides lease term and discount rate information related to operating and finance leases as of December 31, 2021:

December 31, 2021
Weighted average remaining lease term (years):
Operating leases	6.38
Finance leases	7.07

Weighted average discount rate:
Operating leases	4.00%
Finance leases	5.22%

The following table provides supplemental information related to the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020:

	Twelve Months Ended December 31,
(in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases (a)	$89.6	$70.1	$62.7
Operating cash flows paid for finance leases	$4.5	$4.7	$3.7
Financing cash flows paid for finance leases	$13.4	$10.2	$7.7

Right-of-use assets obtained in exchange for new operating lease obligations	$101.6	$109.4	$60.9
Right-of-use assets obtained in exchange for new finance lease obligations	$10.8	$17.6	$4.1
(a)Operating cash flows paid for operating leases are included within the change in other assets and liabilities within the Consolidated Statement of Cash Flows offset by non-cash right-of-use asset amortization and lease liability accretion.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(8) Retirement Plans

401(k) Plan

The Company has a defined contribution plan ("the 401(k) Plan") whereby eligible employees may contribute up to 85.0% of their pay subject to certain limitations as defined by the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan upon hire and are eligible to receive matching contributions upon six months of continuous employment with the Company. The 401(k) Plan provides a 100.0% match of the first 3.0% and 50.0% of the next 2.0% of eligible employee contributions. The match for union employees is based on the applicable collective bargaining arrangement. All matching contributions vest immediately. The Company incurred $7.6 million, $5.8 million and $6.0 million of expenses associated with the 401(k) Plan for the years ended December 31, 2021, 2020 and 2019, respectively, which are included in the Consolidated Statements of Income.

Multi‑Employer Benefit Plans

Approximately 21.4% of the Company's domestic employees are represented by various labor unions with separate collective bargaining agreements. Hourly employees working at six of the Company's domestic manufacturing facilities are covered by union sponsored retirement plans. Further, employees working at three of the Company's domestic manufacturing facilities are covered by union sponsored health and welfare plans. These plans cover both active employees and retirees. Through the health and welfare plans, employees receive medical, dental, vision, prescription and disability coverage. The Company's cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The expense recognized by the Company for such contributions for the years ended December 31 was follows:

(in millions)	2021	2020	2019
Multi‑employer retirement plan expense	$4.1	$4.6	$4.3
Multi‑employer health and welfare plan expense	3.8	3.4	3.8

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

The following table presents information regarding the multi‑employer pension plans that are significant to the Company for the years ended December 31, 2021 and 2020, respectively:

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2021	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2021	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/21	Red	Implemented	$1.8	No	2022, 2023	2019, 2020, 2021
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/20	Red	Implemented	$1.1	Yes, 10.0%	2022	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/20	Red	Implemented	$1.2	Yes, 10.0%	2022, 2024	N/A

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2020	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2020	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/20	Red	Implemented	$1.5	No	2022, 2023	2018, 2019, 2020
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/19	Red	Implemented	$1.1	Yes, 10.0%	2022	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/19	Red	Implemented	$1.0	Yes, 10.0%	2021, 2022	N/A

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
(4)     The Company represented more than 5.0% of the total contributions for the most recent plan year available. For year ended December 31, 2019, the Company contributed $1.1 million to the plan.

(9) Stockholders' Equity

(a) Common and Preferred Stock. Tempur Sealy International has 500.0 million authorized shares of common stock with $0.01 per share par value and 10.0 million authorized shares of preferred stock with $0.01 per share par value. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

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

(b) Treasury Stock. As of December 31, 2021, the Company had approximately $1,400.7 million remaining under an existing share repurchase program initially authorized by the Board of Directors in 2016. The Company repurchased 19.5 million shares, 6.5 million shares and 1.3 million shares under the program, for approximately $801.4 million, $285.9 million and $102.3 million during the years ended December 31, 2021, 2020 and 2019, respectively. Subsequent to year-end, the Company repurchased an additional 7.7 million shares for approximately $305.0 million.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during the years ended December 31, 2021, 2020 and 2019, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $14.9 million, $45.9 million and $3.4 million in treasury stock acquired during the years ended December 31, 2021, 2020 and 2019, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(c) Charitable Stock Donation. In the fourth quarter of 2019, the Company recorded an $8.9 million charge, recorded in General, administrative and other expenses, related to the donation of 100,000 shares of its common stock at fair market value to certain public charities.

(d) AOCL. AOCL consisted of the following:

	Year Ended December 31,
(in millions)	2021	2020	2019
Foreign Currency Translation
Balance at beginning of period	$(58.6)	$(82.2)	$(91.7)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(36.6)	23.6	9.5
Balance at end of period	$(95.2)	$(58.6)	$(82.2)

Pension Benefits
Balance at beginning of period	$(6.9)	$(5.5)	$(3.6)
Other comprehensive income (loss):
Net change from period revaluation	3.8	(1.8)	(2.6)
Tax (expense) benefit (2)	(0.9)	0.4	0.7
Total other comprehensive income (loss)	2.9	(1.4)	(1.9)
Balance at end of period	$(4.0)	$(6.9)	$(5.5)

(1)In 2021, 2020 and 2019, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)These amounts were included in the income tax provision in the accompanying Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(10) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in millions)	2021	2020
Wages and benefits	112.2	102.5
Operating leases obligations	101.7	61.0
Advertising	72.3	74.4
Taxes	15.0	150.4
Other	257.3	196.8
	$558.5	$585.1

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

In 2010, the Board of Directors approved the terms of a Long-Term Incentive Plan established under the 2003 Plan. In 2013, the Board of Directors approved the terms of another Long-Term Incentive Plan established under the 2013 Plan. Awards under both Long-Term Incentive Plans have typically consisted primarily of a mix of stock options, RSUs and PRSUs. Shares with respect to the PRSUs will be granted and vest following the end of the applicable performance period and achievement of applicable performance metrics, market and environmental, social and corporate governance ("ESG") conditions as determined by the Compensation Committee of the Board of Directors.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company's stock-based compensation expense for the year ended December 31, 2021, 2020 and 2019 included PRSUs, stock options, RSUs and DSUs. A summary of the Company’s stock-based compensation expense is presented below:

	Year Ended December 31,
(in millions)	2021	2020	2019
PRSU expense	$39.4	$77.4	$1.4
Stock option expense	1.5	4.9	4.9
RSU/DSU expense	20.5	22.2	20.5
Total stock-based compensation expense	$61.4	$104.5	$26.8

Performance Restricted Stock Units

    A summary of the Company's PRSU activity and related information for the years ended December 31, 2021 and 2020 is presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2019	3.5	$15.02
Granted	3.5	21.39
Vested	(3.4)	15.03
Forfeited	—	—
Awards unvested at December 31, 2020	3.6	21.18
Granted	1.5	28.92
Vested	(0.1)	15.07
Forfeited	(0.1)	—
Awards unvested at December 31, 2021	4.9	$22.99

The Company grants PRSUs to executive officers and certain members of management. The Company granted PRSUs during the years ended December 31, 2021, 2020 and 2019. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals.

During the first quarter of 2021, the Company granted 0.5 million PRSUs at target at a weighted average grant date fair value of $28.92 per share with a performance period of January 1, 2021 through December 31, 2021 as a component of the long-term incentive plan ("2021 PRSUs"). For the year ended December 31, 2021, the Company recognized stock-based compensation expense related to the 2021 PRSUs, as the Company achieved the maximum specified performance target for the performance period.

During the first quarter of 2020, the Company granted 0.6 million PRSUs at target at a weighted average grant date fair value of $21.39 per share with a performance period of January 1, 2020 through December 31, 2020 as a component of the long-term incentive plan ("2020 PRSUs"). For the year ended December 31, 2020, the Company recognized stock-based compensation expense related to the 2020 PRSUs, as the Company achieved the maximum specified performance target for the performance period.

During 2017, the Company granted executive officers and certain members of management PRSUs if the Company achieved a certain level of adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") during four consecutive fiscal quarter period ending between (and including) March 31, 2020 and December 31, 2020 (the "Aspirational Plan PRSUs"). On November 16, 2020, the Compensation Committee of the Board of Directors determined that the maximum performance condition was achieved. The Aspirational Plan PRSUs vested on December 15, 2020. The Company recorded $49.4 million of stock-based compensation expense related to the Aspirational Plan PRSUs for the year ended December 31, 2020.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock Options

A summary of the Company's stock option activity under the 2003 Plan and 2013 Plan for the years ended December 31, 2021 and 2020 is presented below:

(in millions, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	5.2	$16.30
Granted	—	—
Exercised	(0.5)	13.03
Forfeited	—	—
Options outstanding at December 31, 2020	4.7	$16.69
Granted	—	—
Exercised	(0.9)	15.40
Forfeited	—	—
Options outstanding at December 31, 2021	3.8	$17.03	5.94	$109.6

Options exercisable at December 31, 2021	3.5	$17.15	5.94	$101.5

The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $22.3 million, $6.0 million and $5.9 million, respectively.

    A summary of the Company's unvested shares relating to stock options as of December 31, 2021 and 2020, and changes during the years ended December 31, 2021 and 2020, are presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2019	2.0	$16.50
Granted	—	—
Vested	(0.9)	16.67
Forfeited	—	—
Options unvested at December 31, 2020	1.1	$16.38
Granted	—	—
Vested	(0.8)	15.40
Forfeited	—	—
Options unvested at December 31, 2021	0.3	$15.45

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted/Deferred Stock Units

A summary of the Company's RSU and DSU activity and related information for the years ended December 31, 2021 and 2020 is presented below:

(in millions, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2019	5.1	$13.24
Granted	0.8	20.81
Vested	(1.6)	13.43
Terminated	(0.1)	13.99
Awards outstanding at December 31, 2020	4.2	$14.57	$113.6
Granted	0.7	28.68
Vested	(1.5)	14.32
Terminated	(0.1)	25.54
Awards outstanding at December 31, 2021	3.3	$17.37	$154.0

The aggregate intrinsic value of RSUs and DSUs vested during the year ended December 31, 2021 was $42.5 million.

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to stock options, DSUs, RSUs and PRSUs for the year ended December 31, 2021 is presented below:

(in millions, except years)	December 31, 2021	Weighted Average Remaining Vesting Period (Years)
Unrecognized DSU/RSU expense	27.6	2.27
Unrecognized PRSU expense	42.8	1.88
Total unrecognized stock-based compensation expense	$70.4	2.03

(12) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

(13) Income Taxes

Pre-tax Income by Jurisdiction

    The following sets forth the amount of income before income taxes attributable to each of the Company's geographies for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in millions)	2021	2020	2019
Income before income taxes:
United States	$602.5	$319.5	$150.9
Rest of the world	221.5	132.9	114.6
	$824.0	$452.4	$265.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reconciliation of Statutory Tax Rate to Effective Tax Rate

The Company's effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2021		2020		2019
(dollars in millions)	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$172.9	21.0%	$95.0	21.0%	$55.8	21.0%
State income taxes, net of federal benefit	21.0	2.6%	9.9	2.2%	8.7	3.3%
Foreign tax differential	4.6	0.6%	2.8	0.6%	2.1	0.8%
Change in valuation allowances	4.9	0.6%	5.5	1.2%	(8.6)	(3.2)%
Uncertain tax positions and interest	6.5	0.8%	0.5	0.1%	2.4	0.9%
Subpart F income	—	—%	3.3	0.7%	1.8	0.7%
Global Intangible Low-Taxed Income ("GILTI")	1.5	0.2%	—	—	9.2	3.4%
GILTI High-Taxed Exception	—	—%	(8.6)	(1.9)%	—	—
Stock compensation	(8.1)	(1.0)%	(10.9)	(2.4)%	0.9	0.3%
Permanent and other	(5.0)	(0.7)%	5.1	1.2%	2.4	0.9%
Effective income tax provision	$198.3	24.1%	$102.6	22.7%	$74.7	28.1%

Income Tax Provision
The income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2021	2020	2019
Current provision
Federal	$109.9	$55.1	$50.4
State	24.5	17.3	11.9
Foreign	52.8	38.8	19.5
Total current	$187.2	$111.2	$81.8
Deferred provision
Federal	$11.6	$(3.4)	$(10.8)
State	0.4	(3.4)	(8.0)
Foreign	(0.9)	(1.8)	11.7
Total deferred	11.1	(8.6)	(7.1)
Total income tax provision	$198.3	$102.6	$74.7

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

Deferred Income Tax Assets and Liabilities

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period in which those items will reverse, consist of the following:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
(in millions)	2021	2020
Deferred tax assets:
Stock-based compensation	$30.1	$21.6
Operating lease obligations	137.6	92.9
Accrued expenses and other	41.8	55.1
Net operating losses, foreign tax credits and other tax attribute carryforwards	49.6	50.6
Inventories	9.0	11.1
Transaction costs	3.9	6.0
Property, plant and equipment	12.9	2.5
Total deferred tax assets	284.9	239.8
Valuation allowances	(42.6)	(33.5)
Total net deferred tax assets	$242.3	$206.3
Deferred tax liabilities:
Intangible assets	$(181.7)	$(150.7)
Operating lease right-of-use assets	(122.8)	(82.3)
Property, plant and equipment	(37.1)	(34.3)
Accrued expenses and other	(16.3)	(15.9)
Total deferred tax liabilities	(357.9)	(283.2)
Net deferred tax liabilities	$(115.6)	$(76.9)

Tax Attributes Included in Deferred Tax Assets
    Included in the calculation of the Company's deferred tax assets are the following gross income tax attributes available at December 31, 2021 and 2020, respectively:

(in millions)	2021	2020
State net operating losses ("SNOLs")	$114.9	$157.0
U.S. federal foreign tax credits ("FTCs")	12.2	12.2
U.S. state income tax credits ("SITCs")	3.2	4.9
Foreign net operating losses ("FNOLs")	50.6	54.1
Charitable contribution carryover ("CCCs")	1.2	23.6

The SNOLs, FTCs, SITCs, FNOLs and CCCs generally expire in 2022, 2023, 2031, 2023 and 2022, respectively.

    Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of certain of the SNOLs, FTCs, SITCs, FNOLs, the CCCs and certain other deferred tax assets related to certain foreign operations (together, the "Tax Attributes"). The Company has established a valuation allowance for certain deferred tax assets (including the Tax Attributes) where it is more-likely-than-not such deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible or creditable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making its assessment regarding the recoverability of its deferred tax assets. The Company has recorded valuation allowances against $49.7 million of the SNOLs and $12.2 million of the FTCs. With respect to all other Tax Attributes above, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the underlying deferred tax assets. However, there can be no assurance that such assets will be realized if circumstances change.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deferred Tax Liability for Undistributed Foreign Earnings

    As it relates to stock of the Company's top tier foreign subsidiaries in the hands of each such subsidiary's U.S. shareholder, at December 31, 2021, the book basis of each such subsidiary exceeds the tax basis in each such subsidiary. No income taxes have been provided for the book to tax basis differences (including undistributed foreign earnings) inherent in these entities except to the extent of certain earnings that have been previously subject to U.S. income tax ("PTEP"). During the three month period ended December 31, 2021, the Company recorded a deferred income tax liability associated with the PTEP. Such amount is not material.

    As it relates to the book to tax basis difference with respect to the stock of each of the Company's second and lower tier foreign subsidiaries, as a general matter, the book basis exceeds the tax basis in the hands of such foreign subsidiaries' shareholders. By operation of the tax laws of the various countries in which these subsidiaries are domiciled, earnings of lower tier foreign subsidiaries are not subject to tax, in all material respects, when distributed to a foreign shareholder. It is the Company's intent that the earnings of each lower tier foreign subsidiary, with the exception of its Danish subsidiary and its two Canadian subsidiaries, will be permanently reinvested in each such foreign subsidiaries' own operations. As it relates to the Danish subsidiary, its earnings may be distributed without any income tax impact. With respect to the Canadian subsidiaries, Canadian income tax withholding applies to any distribution each subsidiary makes to its foreign parent company. The Company concluded that at December 31, 2021 each Canadian subsidiary has accumulated earnings in excess of its operating needs and as such Canadian withholding tax has been accrued on such excess. The amount accrued is not material.

Uncertain Income Tax Positions

    GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. Uncertain income tax liabilities reflect the Company's best judgement of the facts, circumstances and information available through December 31, 2021. Uncertain income tax liabilities are derived using the cumulative probability approach and applying the tax technical requirements applicable to U.S. and other international tax and transfer pricing requirements.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance as of December 31, 2019	$104.5
Additions based on tax positions related to 2020	—
Additions for tax positions of prior years	14.1
Expiration of statutes of limitations	—
Settlements of uncertain tax positions with tax authorities	—
Balance as of December 31, 2020	$118.6
Additions based on tax positions related to 2021	1.4
Additions for tax positions of prior years	2.5
Expiration of statutes of limitations	—
Settlements of uncertain tax positions with tax authorities	(77.2)
Balance as of December 31, 2021	$45.3

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at December 31, 2021 and 2020 would be $29.1 million and $106.0 million, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $3.2 million and $1.0 million in interest and penalties, respectively, in income tax expense. The Company had $15.7 million and $74.9 million of accrued interest and penalties at December 31, 2021 and 2020. As discussed below, during the quarter ended June 30, 2021 the Company resolved in all material respects the calculation of interest payable to SKAT related to the settlement of the Danish Tax Matters for the years 2001 through 2011 (the "Settlement Years"). As such,

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the Danish Tax Matter for the Settlement Years is considered in all material respects, closed. Consequently, the tax deposits previously with SKAT were offset against the uncertain income tax liability for the Settlement Years as reflected in the table above.

The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the Consolidated Financial Statements, other than the Danish Tax Matter discussed below which the Company believes will be settled commensurate with the amount previously accrued. With few exceptions, the Company is no longer subject to tax examinations by the U.S., state and local municipalities or non-U.S. jurisdictions for periods prior to 2012. The Company is currently under examination by various tax authorities around the world.

The Danish Tax Matter

    The Company has been involved in a dispute with the Danish Tax Authority ("SKAT") regarding the royalty paid by a U.S. subsidiary of Tempur Sealy International to a Danish subsidiary (the "Danish Tax Matter") for tax years 2012 through current. The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production process.

    During 2018, the Company reached agreements with both SKAT and the U.S. Internal Revenue Service ("IRS") with respect to the adjusted amount of royalties (the "Settlement") for the Settlement Years. During the quarter ended June 30, 2021 the Company and SKAT resolved in all material respects the calculation of interest payable to SKAT (which had previously been under discussion with SKAT) related to the settlement of the Danish Tax Matters for Settlement Years. This resolution resulted in SKAT refunding substantially all of the excess tax deposits it was holding for the Settlement Years (all other aspects of the settlement of the Settlement Years had previously been agreed upon). As such, the Danish Tax Matter for the Settlement Years is considered in all material respects, closed. Consequently, the tax deposits previously with SKAT were applied to offset the uncertain income tax liability for the Settlement Years.

The tax years 2012 through 2021 (the "2012 to Current Period") are currently the subject of the Advance Pricing Agreement procedure ("APA") request filed by the Company with SKAT and the IRS in the third quarter of 2018. As part of the APA, the IRS is negotiating on the Company’s behalf directly with SKAT for a mutually agreeable royalty due from the U.S. subsidiary to the Danish Subsidiary. The APA negotiation is ongoing and is not expected to conclude in the near term. The Company anticipates such negotiations will result in additional income tax in Denmark and a reduction of income tax in the U.S. Consequently, the Company maintains both an uncertain income tax liability for its estimate of the potential Danish income tax and a deferred tax asset for the associated United States tax benefit for the 2012 to Current Period.

The uncertain income tax liabilities for the Danish Tax Matter Settlement Years and for the 2012 to Current Period are reflected in the Company Consolidated Balance Sheet as per below:

		December 31, 2021	December 31, 2020
Period	Balance Sheet Presentation	USD	USD
Settlement Years	Accrued expenses and other current liabilities	$—	$139.1
2012 to Current Period	Other non-current liabilities	50.1	48.4
	Total	$50.1	$187.5

The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the 2012 to Current Period at December 31, 2021 and 2020 is approximately $15.5 million and $12.0 million, respectively.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SKAT has issued income tax assessments for the years 2012 through 2015. The Company is contesting all four assessments. Further, SKAT has proposed assessments for the years 2016 through 2017. For each of the years 2012 through 2017, SKAT is asserting an increase in the royalty earned by the Danish subsidiary. The Company expects to continue to receive income tax assessments from SKAT for the tax years 2018 and forward, asserting the royalties paid by the U.S. to the Danish subsidiary were too low, which the Company disputes.

From June 2012 through December 31, 2018, SKAT withheld Value Added Tax ("VAT") refunds otherwise owed to the Company, pending resolution of the Danish Tax Matter. After application of the VAT refunds to the liability associated with the Settlement Years, the remaining VAT on deposit with SKAT is approximately $1.5 million. As of December 31, 2021, the Company made the following tax deposits with SKAT related to the Danish Tax Matter for the years 2012 through 2015:

USD
VAT deposits remaining with SKAT	$1.5
The three months ended March 31, 2020	20.5
The three months ended September 30, 2020	11.7
The three months ended September 30, 2021	14.9
Total	$48.6

The above VAT refunds withheld and the tax deposits made are reflected in the Company's Consolidated Balance Sheet, as per below:

	December 31, 2021	December 31, 2020
	USD	USD
Prepaid expenses and other current assets	$—	$139.1
Other non-current assets	48.6	54.8
Total	$48.6	$193.9

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

	Year Ended December 31,
(in millions, except per common share amounts)	2021	2020	2019
Numerator:
Net income from continuing operations, net of income attributable to non-controlling interests	$625.2	$348.8	$190.9

Denominator:
Denominator for basic earnings per common share—weighted average shares	197.0	207.9	218.0
Effect of dilutive securities:
Employee stock-based compensation	7.3	4.4	3.6
Denominator for diluted earnings per common share—adjusted weighted average shares	204.3	212.3	221.6

Basic earnings per common share for continuing operations	$3.17	$1.68	$0.87

Diluted earnings per common share for continuing operations	$3.06	$1.64	$0.86

For the years ended December 31, 2021 and December 31, 2020, the Company excluded an insignificant number of shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. For the year ended December 31, 2019, the Company excluded 4.4 million shares issuable upon exercise of outstanding stock options from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(15) Business Segment Information

The Company operates in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. The North America segment consists manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. The International segment consists manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). On August 2, 2021, the Company acquired Dreams, which is also included in the International segment. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. The Company evaluates segment performance based on net sales, gross profit and operating income.

The Company sells its products in over 100 countries to over 10,000 wholesale customers. The Company’s Direct channel represents 18.2% of the Company’s consolidated net sales in 2021. One wholesale customer contributed approximately 15% of the Company’s consolidated net sales in the years ended 2021 and 2020.

    The Company’s North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company’s accompanying Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

The following table summarizes total assets by segment:

	December 31,	December 31,
(in millions)	2021	2020
North America	$4,360.6	$3,740.3
International	1,305.9	639.8
Corporate	730.9	490.3
Inter-segment eliminations	(2,074.0)	(1,561.8)
Total assets	$4,323.4	$3,308.6

     The following table summarizes property, plant and equipment, net, by segment:

	December 31,	December 31,
(in millions)	2021	2020
North America	$449.9	$415.3
International	82.3	49.8
Corporate	51.3	42.8
Total property, plant and equipment, net	$583.5	$507.9

    The following table summarizes operating lease right-of-use assets by segment:

	December 31,	December 31,
(in millions)	2021	2020
North America	$280.6	$256.6
International	199.0	45.7
Corporate	1.0	2.0
Total operating lease right-of-use assets	$480.6	$304.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes segment information for the year ended December 31, 2021:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$3,825.9	$687.0	$—	$—	$4,512.9
Other sales	253.3	164.6	—	—	417.9
Net sales	$4,079.2	$851.6	$—	$—	$4,930.8

Inter-segment sales	$1.8	$1.2	$—	$(3.0)	$—
Inter-segment royalty expense (income)	8.7	(8.7)	—	—	—
Gross profit	1,678.0	480.7	—	—	2,158.7
Operating income (loss)	856.7	200.0	(144.4)	—	912.3
Income (loss) from continuing operations before income taxes	853.2	198.9	(228.1)	—	824.0

Depreciation and amortization (1)	$87.7	$18.1	$68.8	$—	$174.6
Capital expenditures	89.7	18.0	15.6	—	123.3
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the year ended December 31, 2020:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,956.3	$397.5	$—	$—	$3,353.8
Other sales	202.9	120.2	—	—	323.1
Net sales	$3,159.2	$517.7	$—	$—	$3,676.9

Inter-segment sales	$1.2	$0.7	$—	$(1.9)	$—
Inter-segment royalty expense (income)	9.4	(9.4)	—	—	—
Gross profit	1,332.0	306.4	—	—	1,638.4
Operating income (loss)	591.4	127.6	(186.9)	—	532.1
Income (loss) from continuing operations before income taxes	590.1	120.2	(257.9)	—	452.4

Depreciation and amortization (1)	$76.3	$13.6	$112.6	$—	$202.5
Capital expenditures	92.6	11.0	7.7	—	111.3
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes segment information for the year ended December 31, 2019:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	2,448.8	$388.2	$—	$—	$2,837.0
Other sales	154.7	114.3	—	—	269.0
Net sales	$2,603.5	$502.5	$—	$—	$3,106.0

Inter-segment sales	$1.2	$1.1	$—	$(2.3)	$—
Inter-segment royalty expense (income)	7.6	(7.6)	—	—	—
Gross profit	1,055.2	287.0	—	—	1,342.2
Operating income (loss)	349.9	110.3	(113.5)	—	346.7
Income (loss) from continuing operations before income taxes	342.9	103.8	(181.2)	—	265.5

Depreciation and amortization (1)	$65.1	$13.0	$38.4	$—	$116.5
Capital expenditures	63.0	10.7	14.5	—	88.2
(1)Depreciation and amortization includes stock-based compensation amortization expense.

    The following table summarizes property, plant and equipment, net, by geographic region:

	December 31,	December 31,
(in millions)	2021	2020
United States	$481.1	$436.2
All other	102.4	71.7
Total property, plant and equipment, net	$583.5	$507.9

The following table summarizes operating lease right-of-use assets by geographic region:

	December 31,	December 31,
(in millions)	2021	2020
United States	$278.3	$255.0
United Kingdom	162.8	4.7
All Other	39.5	44.6
Total operating lease right-of-use assets	$480.6	$304.3

The following table summarizes net sales by geographic region:

	Year Ended December 31,
(in millions)	2021	2020	2019
United States	$3,751.3	$2,886.6	$2,312.1
All other	1,179.5	790.3	793.9
Total net sales	$4,930.8	$3,676.9	$3,106.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our evaluation of internal control over financial reporting did not include the internal controls of Dreams, which was acquired in 2021 and is included in the 2021 consolidated financial statements. Dreams constituted approximately 19% of total assets (inclusive of acquired goodwill and indefinite-lived intangible assets) as of December 31, 2021 and approximately 5% of net sales for the year then ended. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2021.

    Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company's internal control over financial reporting as of December 31, 2021. That report appears on page 70 of this Report.

Changes in Internal Control over Financial Reporting

    There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Tempur Sealy International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tempur Sealy International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dreams Topco Limited, which is included in the 2021 consolidated financial statements of the Company and constituted approximately 19% of total assets as of December 31, 2021 and approximately 5% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Dreams Topco Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Louisville, Kentucky
February 22, 2022

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders (the "Proxy Statement") under the sections entitled "Proposal No. 1—Election of Directors," and "Board of Directors' Meetings, Committees of the Board and Related Matters—Corporate Governance," — "Committees of the Board," —"Policies Governing Director Nominations," —"Board and Committee Independence; Audit Committee Financial Experts" and "Other Information—Delinquent Section 16(a) Reports."

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Amended and Restated 2003 Equity Incentive Plan (1)	51,986	$9.69	—
Amended and Restated 2013 Equity Incentive Plan (2)	11,539,051	17.13	6,620,626
Total	11,591,037	$26.82	6,620,626

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
(2)The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the Amended and Restated 2013 Equity Incentive Plan includes 3,273,436 shares issuable under restricted stock units and deferred stock units. Additionally, this number includes 4,760,634 performance restricted stock units which reflects a maximum payout of the awards granted.

    For information regarding the material features of each of the above plans see Note 11, "Stock-based Compensation," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

All other information required by this Item is incorporated by reference from the Proxy Statement under the section entitled "Stock Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled "Certain Relationships and Related Transactions" and "Board of Directors' Meetings, Committees of the Board and Related Matters—Board and Committee Independence; Audit Committee Financial Experts."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled "Proposal No. 2— Ratification of Independent Auditors—Fees for Independent Auditors During the Years Ended December 31, 2021 and 2020" and "—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	The following is a list of the financial statements of Tempur Sealy International, Inc. included in this Report, which are filed herewith pursuant to ITEM 8:
		Report of Independent Registered Public Accounting Firm (PCAOB ID:42)
		Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
		Consolidated Balance Sheets as of December 31, 2021 and 2020
		Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019
		Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
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

3.1
Amended and Restated Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Registrant’s registration statement on Form S-1/A (File No. 333-109798) as filed on December 12, 2003). (1)

3.2	Amendment to Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2013). (1)
3.3
Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tempur Sealy International, Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed on May 10, 2021). (1)

3.4	Seventh Amended and Restated By-laws of Tempur Sealy International, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on February 11, 2019). (1)
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018). (1)
4.2
Indenture, dated as of September 24, 2015, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

4.3
Supplemental Indenture, dated as of October 21, 2019, by and among Tempur Sealy International, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, re 5.625% Senior Notes due 2023 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 7, 2019). (1)

4.4
Third Supplemental Indenture, dated as of October 14, 2020, by and among Tempur Sealy International, Inc., the guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee re 5.625% Senior Notes due 2023 (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q as filed on November 5, 2020. (1)

4.5
Indenture, dated as of May 24, 2016, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2016). (1)

4.6
Supplemental Indenture, dated as of October 21, 2019, by and among Tempur Sealy International, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, re 5.500% Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 7, 2019). (1)

4.7
Third Supplemental Indenture, dated as of October 14, 2020, by and among Tempur Sealy International, Inc., the guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee re 5.500% Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q as filed on November 5, 2020. (1)

4.8
Indenture, dated as of March 25, 2021, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on March 25, 2021). (1).

4.9	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on March 25, 2021). (1)
4.10
Indenture, dated as of September 24, 2021 among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 10.1 (but numbered 4.1) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)

4.11	Form of 3.875% Senior Notes due 2031 (included in Exhibit 10.1 (but numbered 4.1) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)
4.12	Description of Registered Securities.
10.1
Credit Agreement, dated as of April 6, 2016, by and among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 7, 2016). (1)

10.2
Amendment No. 1 to Credit Agreement dated as of April 4, 2017 among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on February 25, 2019). (1)

10.3
Amendment No. 2 to Credit Agreement dated as of January 8, 2019 among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K as filed on February 25, 2019). (1)

10.4
Amendment No. 3, dated June 4, 2019, to Credit Agreement among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on August 1, 2019). (1)

10.5
Amendment and Restatement Agreement, dated as of October 16, 2019, by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on October 17, 2019). (1)

10.6
Amendment No. 1 dated as of May 13, 2020, by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent to the Amended and Restated Credit Agreement dated as of October 16, 2019 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 14, 2020). (1)

10.7
Amendment No. 3 dated February 2, 2021, by and among Tempur Sealy International, Inc, as parent borrower, the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit Amendment Agreement dated as of October 16, 2019, as amended by Amendment No. 1 dated May 13, 2020 and Amendment No 2 dated June 10, 2020 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on February 3, 2021). (1)

10.8
Amendment No. 4 dated as of May 26, 2021, by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A as filed on May 27, 2021). (1)

10.9
Amendment No. 5 dated as of September 21, 2021, by and among Tempur Sealy International, Inc., as parent borrower and Tempur-Pedic Management, LLC, as additional borrower, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on September 21, 2021). (1)

10.10
Receivables Sale and Contribution Agreement, dated as of April 12, 2017, between Tempur-Pedic North America, LLC, as seller and contributor, and Tempur Sealy Receivables LLC, as purchaser and contribute (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.11
Receivables Sale Agreement, dated as of April 12, 2017, between Sealy Mattress Manufacturing Company, LLC, as seller and Tempur-Pedic North America, LLC, as purchaser (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.12
Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.13
Amendment No. 1, dated as of September 25, 2017, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed on August 2, 2018). (1)

10.14
Amendment No. 2, dated as of April 2, 2018, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on August 2, 2018). (1)

10.15
Omnibus Amendment dated as of October 31, 2018 and constituting (a) Amendment No. 3 to the Credit and Security Agreement dated as of April 12, 2017 among Tempur Sealy Receivables, LLC, Tempur Sealy International, Inc. and Wells Fargo Bank, National Association, (b) Amendment No. 1 to the Receivables Sale and Contribution Agreement dated as of April 12, 2017 by and between Tempur Pedic North America, LLC and Tempur Sealy Receivables, LLC and (c) Amendment No. 1 to the Receivables Sale Agreement dated as of April 12, 2017 by and between Sealy Mattress Manufacturing Company, LLC and Tempur Pedic North America, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q as filed on November 8, 2018). (1)

10.16
Amendment No. 4, dated January 15, 2019, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 9, 2019). (1)

10.17†
Amendment No. 5, dated April 12, 2019, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 9, 2019). (1)

10.18
Omnibus Amendment No. 2, dated as of April 6, 2021, by and among Tempur Sealy International, Inc., Tempur Sealy Receivables, LLC, Tempur-Pedic North America, LLC, Sealy Mattress Manufacturing Company, LLC, Sumitomo Mitsui Banking Corporation, as lender, and Wells Fargo Bank, National Association, as administrative agent and as lender (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on April 8, 2021). (1)

10.19
Annex A to Omnibus Amendment No. 2 - Amended and Restated Receivables Sale Agreement, dated as of April 6, 2021, by and between Sealy Mattress Manufacturing Company, LLC, as seller, and Tempur-Pedic North America, LLC, as purchaser (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on April 8, 2021). (1)

10.20
Annex B to Omnibus Amendment No. 2 - Amended and Restated Receivables Sale and Contribution Agreement, dated as of April 6, 2021, by and between Tempur-Pedic North America, LLC, as seller and contributor, and Tempur Sealy Receivables, LLC, as purchaser and contributee (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K as filed on April 8, 2021). (1)

10.21
Annex C to Omnibus Amendment No. 2 - Amended and Restated Credit and Security Agreement, dated as of April 6, 2021, among Tempur Sealy International, Inc., as master servicer, Tempur Sealy Receivables, LLC, as borrower, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K as filed on April 8, 2021). (1)

10.22
Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.23
Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.24
Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.25
Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.26
Non-Disclosure and Standstill Agreement, dated as of June 26, 2017, by and among Tempur Sealy International, Inc., Usman Nabi, H Partners Management, LLC and the other parties named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 28, 2017). (1)

10.27
Letter Agreement dated March 23, 2018 from Tempur Sealy International, Inc. to H Partners Management, LLC and the other H Partners Group Members listed therein (filed as filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on March 26, 2018). (1)

10.28 †
Share Purchase Agreement, dated May 26, 2021 among Dreams Topco Limited, Project Dream S.à r.l., the management sellers named therein, Tempur Sealy (UK) Limited and Tempur Sealy International, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A as filed on May 27, 2021). (1)

10.29	Amended and Restated Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.30	2021 Amended and Restated Non-Employee Director Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2021). (1)(2)
10.31	Amended and Restated Tempur-Pedic International Inc. 2003 Equity Incentive Plan (filed as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A as filed on March 25, 2009). (1)(2)
10.32	First Amendment to the Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A as filed on March 25, 2009). (1)(2)
10.33	Tempur-Pedic International, Inc. 2013 Equity Incentive Plan (filed as Appendix A to the Registrant's Definitive Proxy statement on Schedule 14A as filed on April 12, 2013). (1)(2)
10.34	Tempur Sealy International, Inc. Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed on May 2, 2017). (1)(2)
10.35	Tempur Sealy International, Inc. Amended and Restated 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 26, 2017). (1)(2)

10.36	Second Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Appendix B to the Registrant’s Definitive Proxy Statement (File No.001-31922) filed on March 16, 2015). (1)(2)
10.37
Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 ((File No. 333-109054-02) as filed on October 31, 2003). (1)(2)

10.38
Employment and Non-Competition Agreement dated as of September 4, 2015, by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.39
First Amendment to Employment and Non-Competition Agreement dated November 27, 2017 by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)

10.40
Second Amendment to Employment and Non-Competition Agreement dated March 25, 2020 by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on March 27, 2020). (1)(2)

10.41
Employment and Non-Competition Agreement dated September 5, 2017, by and between Tempur Sealy International, Inc. and H. Clifford Buster, III (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.42
Employment and Non-Competition Agreement dated October 13, 2017, by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.43
Employment and Non-Competition Agreement dated February 27, 2018, by and between Tempur Sealy International, Inc. and Scott Vollet (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018). (1)(2)

10.44
Employment and Non-Competition Agreement effective January 1, 2020, by and between Tempur Sealy International, Inc. and Thomas Murray (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K as filed on February 24,2020). (1)(2)

10.45
Employment and Non-Competition Agreement effective January 1, 2020, by and between Tempur Sealy International, Inc. and Steven Rusing (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K as filed on February 24, 2020). (1)(2)

10.46	Employment and Non-Competition Agreement effective January 1, 2022, by and between Tempur Sealy International Limited and Hansbart Wijand. (2)
10.47	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (Director) (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q as filed on November 8, 2013). (1)(2)
10.48	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.37 to Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.49
Stock Option Agreement dated as of September 4, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.50	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.57 to Registrant's Annual Report on Form 10-K filed on February 24, 2017). (1)(2)
10.51
Form of Special Grant Stock Option Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018).(1) (2)

10.52	Form of Amendment to Stock Option Agreement (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)
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

10.56	Form of Amendment to RSU Award Agreement (filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)
10.57
Form of 2019 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K as filed on February 25, 2019). (1)(2)

10.58
Form of 2020 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report of Form 10-K as filed on February 24, 2020). (1)(2)

10.59
Form of 2020 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K as filed on February 24, 2020). (1)(2)

10.60
Form of 2021 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on February 19, 2021). (1)(2)

10.61
Form of 2021 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K as filed on February 19, 2021). (1)(2)

10.62	Form of 2022 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan. (2)
10.63	Form of 2022 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan. (2)
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
101
The following materials from Tempur Sealy International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.

† Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to     furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon request.
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
SCHEDULE II
(in millions)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2019	$43.1	0.8	—	(13.9)	$30.0
Year Ended December 31, 2020	$30.0	7.6	—	(4.1)	$33.5
Year Ended December 31, 2021	$33.5	7.5	4.5	(2.9)	$42.6

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC. (Registrant)

Date: February 22, 2022	By:	/S/ Scott L. Thompson
Scott L. Thompson Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 22, 2022, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ SCOTT L. THOMPSON	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Scott L. Thompson

/S/ BHASKAR RAO	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Bhaskar Rao

/S/ EVELYN S. DILSAVER	Director
Evelyn S. Dilsaver

/S/ SIMON JOHN DYER	Director
Simon John Dyer

/S/ CATHY R. GATES	Director
Cathy R. Gates

/S/ JOHN A. HEIL	Director
John A. Heil

/S/ JON L. LUTHER	Director
Jon L. Luther

/S/ MEREDITH SIEGFRIED MADDEN	Director
Meredith Siegfried Madden

/S/ RICHARD W. NEU	Director
Richard W. Neu

/S/ ROBERT B. TRUSSELL, JR.	Director
Robert B. Trussell, Jr.