Form 10-Q
period 2022-03-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2022-05-05
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2022
or
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

The number of shares outstanding of the registrant’s common stock as of April 28, 2022 was 175,544,225 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events (including the Russia-Ukraine conflict), natural disasters or pandemics including COVID-19 and their impact on raw material prices, labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; the ability to realize all synergies and benefits of acquisitions; our reliance on information technology and the associated risks involving potential security lapses and/or cyber-based attacks; deterioration in labor relations; the possibility of exposure of product liability and premises liability claims; our ability to protect our intellectual property; disruptions to the implementation of our strategic priorities and business plan caused by changes in our executive management team; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities;

Other potential risk factors include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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
ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$1,239.5	$1,043.8
Cost of sales	716.7	584.9
Gross profit	522.8	458.9
Selling and marketing expenses	243.5	197.7
General, administrative and other expenses	97.6	79.5
Equity income in earnings of unconsolidated affiliates	(6.9)	(6.7)
Operating income	188.6	188.4

Other expense, net:
Interest expense, net	20.9	12.3
Loss on extinguishment of debt	—	5.0
Other income, net	(1.3)	(0.3)
Total other expense, net	19.6	17.0

Income from continuing operations before income taxes	169.0	171.4
Income tax provision	(38.1)	(40.5)
Income from continuing operations	130.9	130.9
Loss from discontinued operations, net of tax	—	(0.2)
Net income before non-controlling interests	130.9	130.7
Less: Net income attributable to non-controlling interests	0.2	0.2
Net income attributable to Tempur Sealy International, Inc.	$130.7	$130.5

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.72	$0.64
Loss per share for discontinued operations	—	—
Earnings per share	$0.72	$0.64

Diluted
Earnings per share for continuing operations	$0.69	$0.62
Loss per share for discontinued operations	—	—
Earnings per share	$0.69	$0.62

Weighted average common shares outstanding:
Basic	182.6	203.7
Diluted	188.5	210.1

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income before non-controlling interests	$130.9	$130.7
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(17.5)	(10.8)
Other comprehensive loss, net of tax	(17.5)	(10.8)
Comprehensive income	113.4	119.9
Less: Comprehensive income attributable to non-controlling interests	0.2	0.2
Comprehensive income attributable to Tempur Sealy International, Inc.	$113.2	$119.7

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$116.3	$300.7
Accounts receivable, net	426.4	419.5
Inventories	581.3	463.9
Prepaid expenses and other current assets	94.8	91.5
Total Current Assets	1,218.8	1,275.6
Property, plant and equipment, net	624.9	583.5
Goodwill	1,096.8	1,107.4
Other intangible assets, net	743.8	750.9
Operating lease right-of-use assets	511.9	480.6
Deferred income taxes	13.5	13.6
Other non-current assets	112.2	111.8
Total Assets	$4,321.9	$4,323.4

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$462.3	$432.0
Accrued expenses and other current liabilities	544.4	558.5
Current portion of long-term debt	62.4	53.0
Income taxes payable	32.0	9.9
Total Current Liabilities	1,101.1	1,053.4
Long-term debt, net	2,588.9	2,278.5
Long-term operating lease obligations	457.1	427.0
Deferred income taxes	127.7	129.2
Other non-current liabilities	138.4	140.3
Total Liabilities	4,413.2	4,028.4

Redeemable non-controlling interest	9.4	9.2

Total Stockholders' (Deficit) Equity	(100.7)	285.8
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' (Deficit) Equity	$4,321.9	$4,323.4

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($ in millions)
(unaudited)

Three Months Ended March 31, 2022

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2021	$9.2	283.8	$2.8	96.4	$(2,844.7)	$622.0	$2,604.9	$(99.2)	$285.8
Net income							130.7		130.7
Net income attributable to non-controlling interest	0.2								—
Foreign currency adjustments, net of tax								(17.5)	(17.5)
Exercise of stock options				—	0.2	(0.1)			0.1
Dividends declared on common stock ($0.10 per share)							(18.8)		(18.8)
Issuances of PRSUs, RSUs, and DSUs				(2.5)	72.1	(72.1)			—
Treasury stock repurchased				12.2	(449.2)				(449.2)
Treasury stock repurchased - PRSU/RSU releases				1.0	(45.6)				(45.6)
Amortization of unearned stock-based compensation						13.8			13.8
Balance, March 31, 2022	$9.4	283.8	$2.8	107.1	$(3,267.2)	$563.6	$2,716.8	$(116.7)	$(100.7)

Three Months Ended March 31, 2021

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2020	$8.9	283.8	$2.8	78.9	$(2,096.8)	$617.5	$2,045.6	$(65.5)	$1.0	$504.6
Net income							130.5			130.5
Net income attributable to non-controlling interests									0.2	0.2
Foreign currency adjustments, net of tax								(10.8)		(10.8)
Exercise of stock options				(0.4)	10.9	(4.3)				6.6
Dividends declared on common stock ($0.07 per share)							(14.8)			(14.8)
Issuances of PRSUs, RSUs, and DSUs				(1.5)	38.3	(38.3)				—
Treasury stock repurchased				8.4	(299.8)					(299.8)
Treasury stock repurchased - PRSU/RSU releases				0.5	(13.3)					(13.3)
Amortization of unearned stock-based compensation						15.1				15.1
Balance, March 31, 2021	$8.9	283.8	$2.8	85.9	$(2,360.7)	$590.0	$2,161.3	$(76.3)	$1.2	$318.3

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions) (unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$130.9	$130.7
Loss from discontinued operations, net of tax	—	0.2
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	30.4	26.5
Amortization of stock-based compensation	13.8	15.1
Amortization of deferred financing costs	1.0	0.6
Bad debt expense	1.6	2.5
Deferred income taxes	(1.0)	7.1
Dividends received from unconsolidated affiliates	1.1	2.5
Equity income in earnings of unconsolidated affiliates	(6.9)	(6.7)
Loss on extinguishment of debt	—	1.5
Foreign currency adjustments and other	(0.1)	0.1
Changes in operating assets and liabilities, net of effect of business acquisitions	(85.2)	(93.8)
Net cash provided by operating activities from continuing operations	85.6	86.3

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(60.3)	(23.5)
Acquisitions, net of cash acquired	—	(1.0)
Other	1.0	0.1
Net cash used in investing activities from continuing operations	(59.3)	(24.4)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	528.1	1,653.4
Repayments of borrowings under long-term debt obligations	(216.0)	(1,148.6)
Proceeds from exercise of stock options	0.1	6.6
Treasury stock repurchased	(494.8)	(313.1)
Dividends paid	(18.7)	(14.3)
Payments of deferred financing costs	—	(12.7)
Repayments of finance lease obligations and other	(3.5)	(2.4)
Net cash (used in) provided by financing activities from continuing operations	(204.8)	168.9

Net cash (used in) provided by continuing operations	(178.5)	230.8

Net operating cash flows used in discontinued operations	—	(0.4)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5.9)	(4.9)
(Decrease) increase in cash and cash equivalents	(184.4)	225.5
CASH AND CASH EQUIVALENTS, beginning of period	300.7	65.0
CASH AND CASH EQUIVALENTS, end of period	$116.3	$290.5

Supplemental cash flow information:
Cash paid during the period for:
Interest	$4.5	$8.3
Income taxes, net of refunds	$14.6	$20.2
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

The Company has ownership interests in Asia-Pacific joint ventures to develop markets for Sealy® branded products and ownership in a United Kingdom joint venture to manufacture, market, and distribute Sealy® and Stearns & Foster® branded products. The Company's ownership interests in each of these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2021, included in the 2021 Annual Report filed with the Securities and Exchange Commission on February 22, 2022.

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

(b) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method, and consist of the following:

	March 31,	December 31,
(in millions)	2022	2021
Finished goods	$393.3	$297.8
Work-in-process	12.3	11.4
Raw materials and supplies	175.7	154.7
	$581.3	$463.9

(c) Warranties. The Company provides warranties on certain products, which vary by segment, product and brand. Estimates of warranty expenses are based primarily on historical claims experience and product testing. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. The Company considers the impact of recoverable salvage value on warranty costs in determining its estimate of future warranty obligations.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The Company had the following activity for its accrued warranty expense from December 31, 2021 to March 31, 2022:

(in millions)
Balance as of December 31, 2021	$43.9
Amounts accrued	5.6
Warranties charged to accrual	(5.2)
Balance as of March 31, 2022	$44.3

As of March 31, 2022 and December 31, 2021, $19.9 million and $20.2 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $24.4 million and $23.7 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Condensed Consolidated Balance Sheets, respectively.

(d) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. As of March 31, 2022, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2021 to March 31, 2022:

(in millions)
Balance as of December 31, 2021	$62.1
Amounts accrued	1.6
Write-offs charged against the allowance	(1.7)
Balance as of March 31, 2022	$62.0

(e) Fair Value. Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2019 Credit Agreement and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of debt instruments. The fair values of these material financial instruments are as follows:

	Fair Value
(in millions)	March 31, 2022	December 31, 2021
2029 Senior Notes	$730.3	$816.9
2031 Senior Notes	$686.7	$803.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(2) Net Sales

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$811.3	$112.8	$924.1	$765.5	$115.9	$881.4
Direct	120.1	195.3	315.4	117.8	44.6	162.4
Net sales	$931.4	$308.1	$1,239.5	$883.3	$160.5	$1,043.8

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$864.9	$256.5	$1,121.4	$830.3	$121.7	$952.0
Other	66.5	51.6	118.1	53.0	38.8	91.8
Net sales	$931.4	$308.1	$1,239.5	$883.3	$160.5	$1,043.8

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$864.3	$—	$864.3	$818.5	$—	$818.5
All Other	67.1	308.1	375.2	64.8	160.5	225.3
Net sales	$931.4	$308.1	$1,239.5	$883.3	$160.5	$1,043.8

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

(4) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2021	$611.5	$495.9	$1,107.4
Foreign currency translation and other	0.9	(11.5)	(10.6)
Balance as of March 31, 2022	$612.4	$484.4	$1,096.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(5) Debt

Debt for the Company consists of the following:

	March 31, 2022		December 31, 2021
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$665.9	(1)	$675.0	(2)	October 16, 2024
Revolver	163.3	(1)	—	(2)	October 16, 2024
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	153.4	(3)	—	N/A	April 6, 2023
Finance lease obligations (4)	84.6		75.2		Various
Other	7.5		3.0		Various
Total debt	2,674.7		2,353.2
Less: Deferred financing costs	23.4		21.7
Total debt, net	2,651.3		2,331.5
Less: Current portion	62.4		53.0
Total long-term debt, net	$2,588.9		$2,278.5

(1)	Interest at LIBOR plus applicable margin of 1.250% as of March 31, 2022.
(2)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2021.
(3)	Interest at one month LIBOR index plus 70 basis points.
(4)	New finance lease obligations are a non-cash financing activity.

As of March 31, 2022, the Company was in compliance with all applicable debt covenants.

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

On February 2, 2021, the Company entered into an amendment to the 2019 Credit Agreement. The amendment increased the revolving credit facility from $425.0 million to $725.0 million. On May 26, 2021, the Company entered into an additional amendment to the 2019 Credit Agreement. The amendment provided for a $300.0 million delayed draw term loan. On July 30, 2021 the Company drew down the full $300.0 million available under the delayed draw term loan to fund, in part, the Dreams acquisition. The delayed draw term loan has the same terms and conditions as the Company's existing term loans under the 2019 Credit Agreement. On September 21, 2021, the Company entered into an additional amendment to the 2019 Credit Agreement to remove the limit to the amount of netted cash that may be deducted from indebtedness for purposes of calculating certain leverage ratios.

The Company had $163.3 million in outstanding borrowings under its revolving credit facility as of March 31, 2022. Total availability under the revolving credit facility was $561.0 million after a $0.7 million reduction for outstanding letters of credit as of March 31, 2022.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). On April 6, 2021, the Company and certain of its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2023 and increased the overall limit from $120.0 million to $200.0 million. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. As of March 31, 2022, the Company had fully drawn down the Accounts Receivable Securitization with borrowings of $153.4 million.

(6) Stockholders' Equity

(a) Treasury Stock. As of March 31, 2022, the Company had approximately $951.5 million remaining under its share repurchase authorization. The Company repurchased 12.2 million and 8.4 million shares, under the program, for approximately $449.2 million and $299.8 million during the three months ended March 31, 2022 and 2021, respectively.
In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during the three months ended March 31, 2022 and 2021. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $45.6 million and $13.3 million in treasury stock acquired during the three months ended March 31, 2022 and 2021, respectively.

(b) AOCL. AOCL consisted of the following:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Foreign Currency Translation
Balance at beginning of period	$(95.2)	$(58.6)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(17.5)	(10.8)
Balance at end of period	$(112.7)	$(69.4)

Pensions
Balance at beginning of period	$(4.0)	$(6.9)
Other comprehensive loss:
Net change from period revaluations	—	—
Balance at end of period	$(4.0)	$(6.9)

(1)	In 2022 and 2021, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(7) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Operating lease obligations	$105.1	$101.7
Wages and benefits	74.5	112.2
Unearned revenue	59.8	51.5
Advertising	55.7	72.3
Taxes	24.4	15.0
Other	224.9	205.8
	$544.4	$558.5

(8) Stock-Based Compensation

The Company's stock-based compensation expense for the three months ended March 31, 2022 and 2021 included PRSUs, non-qualified stock options, RSUs and deferred stock units ("DSUs"). A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended March 31,
(in millions)	2022	2021
PRSU expense	$8.3	$9.6
Option expense	—	0.4
RSU/DSU expense	5.5	5.1
Total stock-based compensation expense	$13.8	$15.1

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2022, the Company granted PRSUs as a component of the long-term incentive plan ("2022 PRSUs"). The Company has recorded stock-based compensation expense related to the 2022 PRSUs during the three months ended March 31, 2022, as it was probable that the Company would achieve the specified performance target for the performance period.

(9) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.

(10) Income Taxes

The Company's effective tax rate for the three months ended March 31, 2022 and 2021 was 22.5% and 23.6%, respectively. The Company's effective tax rate for the three months ended March 31, 2022 and 2021 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.

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

The uncertain income tax liability for the Danish Tax Matter for the years 2012 through 2022 (the "2012 to Current Period") at March 31, 2022 and December 31, 2021 is approximately $49.3 million and $50.1 million, respectively, and is reflected in the Company's Condensed Consolidated Balance Sheet in other non-current liabilities.

The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the 2012 to Current Period at March 31, 2022 and December 31, 2021 is approximately $16.0 million and $15.5 million, respectively.

As of March 31, 2022, the Company made the following tax deposits with SKAT related to the Danish Tax Matter for the years 2012 through 2015, which are reflected in the Company's Condensed Consolidated Balance Sheet in other non-current assets:

(in millions)	USD
VAT deposits remaining with SKAT	$1.5
Deposit payments made through December 31, 2021	45.8
Total	$47.3

No deposit payments were made in the three month-period ended March 31, 2022.

If the Company is not successful in resolving the Danish Tax Matter for the 2012 to Current Period or there is a change in facts and circumstances, the Company may be required to further increase its uncertain income tax position associated with this matter, or decrease its deferred tax asset, also related to this matter, which could have a material impact on the Company's reported earnings.

There were no other significant changes in the Danish Tax Matter or other uncertain tax positions during the three months ended March 31, 2022.

(11) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended
	March 31,
(in millions, except per common share amounts)	2022	2021
Numerator:
Income from continuing operations, net of income attributable to non-controlling interests	$130.7	$130.7

Denominator:
Denominator for basic earnings per common share-weighted average shares	182.6	203.7
Effect of dilutive securities	5.9	6.4
Denominator for diluted earnings per common share-adjusted weighted average shares	188.5	210.1

Basic earnings per common share for continuing operations	$0.72	$0.64

Diluted earnings per common share for continuing operations	$0.69	$0.62

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The Company excluded 0.4 million shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive for the three months ended March 31, 2022. The Company excluded an immaterial number of shares for the three months ended March 31, 2021. Holders of non-vested stock-based compensation awards do not have voting rights.

(12) Business Segment Information

The Company operates in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. The North America segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. The International segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). On August 2, 2021, the Company acquired Dreams, which is included in the International segment. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. The Company evaluates segment performance based on net sales, gross profit and operating income.

The Company's North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company's accompanying Condensed Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

The following table summarizes total assets by segment:

(in millions)	March 31, 2022	December 31, 2021
North America	$4,572.7	$4,360.6
International	1,274.9	1,305.9
Corporate	505.5	730.9
Inter-segment eliminations	(2,031.2)	(2,074.0)
Total assets	$4,321.9	$4,323.4

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	March 31, 2022	December 31, 2021
North America	$491.7	$449.9
International	81.9	82.3
Corporate	51.3	51.3
Total property, plant and equipment, net	$624.9	$583.5

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	March 31, 2022	December 31, 2021
North America	$327.0	$280.6
International	184.2	199.0
Corporate	0.7	1.0
Total operating lease right-of-use assets	$511.9	$480.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended March 31, 2022:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$931.4	$308.1	$—	$—	$1,239.5

Inter-segment sales	$0.5	$0.2	$—	$(0.7)	$—
Inter-segment royalty expense (income)	7.0	(7.0)	—	—	—
Gross profit	352.4	170.4	—	—	522.8
Operating income (loss)	155.4	66.8	(33.6)	—	188.6
Income (loss) from continuing operations before income taxes	155.8	66.4	(53.2)	—	169.0

Depreciation and amortization (1)	$22.7	$6.0	$15.5	$—	$44.2
Capital expenditures	51.0	7.8	1.5	—	60.3
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended March 31, 2021:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$883.3	$160.5	$—	$—	$1,043.8

Inter-segment sales	$0.7	$0.2	$—	$(0.9)	$—
Inter-segment royalty expense (income)	2.1	(2.1)	—	—	—
Gross profit	363.9	95.0	—	—	458.9
Operating income (loss)	173.4	46.2	(31.2)	—	188.4
Income (loss) from continuing operations before income taxes	172.5	46.1	(47.2)	—	171.4

Depreciation and amortization (1)	$21.0	$3.6	$17.0	$—	$41.6
Capital expenditures	18.8	2.0	2.7	—	23.5
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	March 31, 2022	December 31, 2021
United States	$522.2	$481.1
All Other	102.7	102.4
Total property, plant and equipment, net	$624.9	$583.5

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	March 31, 2022	December 31, 2021
United States	$318.1	$278.3
United Kingdom	149.5	162.8
All Other	44.3	39.5
Total operating lease right-of-use assets	$511.9	$480.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes net sales by geographic region:

	Three Months Ended
	March 31,
(in millions)	2022	2021
United States	$864.3	$818.5
All Other	375.2	225.3
Total net sales	$1,239.5	$1,043.8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the 2021 Annual Report, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the 2021 Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report, in the 2021 Annual Report and the section titled "Risk Factors" contained in ITEM 1A of Part I of the 2021 Annual Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three months ended March 31, 2022, including the following topics:

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

We operate in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. Our International segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). On August 2, 2021, we acquired Dreams Topco Limited and its direct and indirect subsidiaries ("Dreams"). Dreams is also included in the International segment. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. We evaluate segment performance based on net sales, gross profit and operating income. For additional information refer to Note 12, "Business Segment Information," included in Part II, ITEM 1 of this Report.

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

Over the last decade, consumers have made the connection between a good night's sleep and overall health and wellness. In recent years, this trend accelerated during the COVID-19 global pandemic. As consumers make this connection they are willing to invest more in their bedding purchases, which positions us well for long-term growth.

In the near term, there are various macro-economic factors impacting the business. While we do not have any operations in Ukraine or Russia, the war in Ukraine has affected both international and domestic markets. Internationally, the war has introduced elements of risk into the supply chain and is affecting consumer confidence in Europe. Also, U.S. consumer confidence has declined due to inflation and geopolitical uncertainty. While we have taken actions that have largely mitigated our broader supply chain risk, declining consumer confidence is negatively impacting our order trends, which we expect to continue.

The COVID-19 global pandemic continues to impact our global operations as variants appear in the markets in which we operate. The recent variant in China and the resulting government mandated lockdowns are negatively impacting our wholly-owned and joint-venture operations in the region.

Our recent actions to expand capacity, diversify our supplier base, increase our safety stock and improve vendor and customer communications have strengthened our supply chain, putting us in a more favorable position to meet consumer demand. Though geopolitical and pandemic-related disruptions continue to create challenges, the many actions we have taken to further insulate our supply chain have largely mitigated their impact.

During the first quarter of 2022, commodity costs unfavorably impacted our gross margin and we implemented pricing actions to mitigate the dollar impact of these known commodity headwinds. We now anticipate additional commodity cost inflation for the remainder of 2022 and expect to implement another round of pricing actions that will neutralize the effect of the incremental inflation on a full year basis.

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

In our International segment, we expect to launch an all-new line of Tempur® products in Europe and Asia-Pacific with the objective of reaching a new segment of international consumers. This new line of products will broaden Tempur®'s price range with the super-premium average selling price ceiling maintained and the floor expanded into the premium category. In response to the current geopolitical uncertainty permeating the European market, we have elected to postpone the launch of the new international line of Tempur® products that was planned for 2022 to the first quarter of 2023.

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

Results of Operations

A summary of our results for the three months ended March 31, 2022 include:

•Total net sales increased 18.7% to $1,239.5 million as compared to $1,043.8 million in the first quarter of 2021. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 19.8%, with an increase of 5.5% in the North America business segment and an increase of 98.6% in the International business segment, primarily driven by the acquisition of Dreams in August 2021.
•Gross margin was 42.2% as compared to 44.0% in the first quarter of 2021.
•Operating income increased to $188.6 million as compared to $188.4 million in the first quarter of 2021.
•Net income increased to $130.7 million as compared to $130.5 million in the first quarter of 2021. Adjusted net income, which is a non-GAAP financial measure, was $134.6 million in the first quarter of 2021. There were no adjustments to net income in the first quarter of 2022.
•EBITDA, which is a non-GAAP financial measure, increased 1.9% to $234.5 million as compared to $230.1 million in the first quarter of 2021.
•Earnings per diluted share ("EPS") increased 11.3% to $0.69 as compared to $0.62 in the first quarter of 2021. Adjusted EPS, which is a non-GAAP financial measure, was $0.64 in the first quarter of 2021. There were no adjustments to EPS in the first quarter of 2022.

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

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2021

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except percentages and per share amounts)	2022		2021
Net sales	$1,239.5	100.0%	$1,043.8	100.0%
Cost of sales	716.7	57.8	584.9	56.0
Gross profit	522.8	42.2	458.9	44.0
Selling and marketing expenses	243.5	19.6	197.7	18.9
General, administrative and other expenses	97.6	7.9	79.5	7.6
Equity income in earnings of unconsolidated affiliates	(6.9)	(0.6)	(6.7)	(0.6)
Operating income	188.6	15.2	188.4	18.0

Other expense, net:
Interest expense, net	20.9	1.7	12.3	1.2
Loss on extinguishment of debt	—	—	5.0	0.5
Other income, net	(1.3)	(0.1)	(0.3)	—
Total other expense, net	19.6	1.6	17.0	1.6

Income from continuing operations before income taxes	169.0	13.6	171.4	16.4
Income tax provision	(38.1)	(3.1)	(40.5)	(3.9)
Income from continuing operations	130.9	10.5	130.9	12.5
Loss from discontinued operations, net of tax	—	—	(0.2)	—
Net income before non-controlling interests	130.9	10.5	130.7	12.5
Less: Net income attributable to non-controlling interests	0.2	—	0.2	—
Net income attributable to Tempur Sealy International, Inc.	$130.7	10.5%	$130.5	12.5%

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.72		$0.64
Loss per share for discontinued operations	—		—
Earnings per share	$0.72		$0.64

Diluted
Earnings per share for continuing operations	$0.69		$0.62
Loss per share for discontinued operations	—		—
Earnings per share	$0.69		$0.62

Weighted average common shares outstanding:
Basic	182.6		203.7
Diluted	188.5		210.1

NET SALES

	Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$924.1	$881.4	$811.3	$765.5	$112.8	$115.9
Direct	315.4	162.4	120.1	117.8	195.3	44.6
Total net sales	$1,239.5	$1,043.8	$931.4	$883.3	$308.1	$160.5

Net sales increased 18.7%, and on a constant currency basis increased 19.8%. The change in net sales was driven by the following:

•North America net sales increased $48.1 million, or 5.4%. On a constant currency basis, North America net sales increased 5.5%. Net sales in the Wholesale channel increased $45.8 million, or 6.0%, to $811.3 million, as compared to first quarter of 2021. Net sales in the Direct channel increased $2.3 million, or 2.0% to $120.1 million, as compared to the first quarter of 2021.

•International net sales increased $147.6 million, or 92.0%. On a constant currency basis, International net sales increased 98.6%. Net sales in the Wholesale channel increased 3.7% on a constant currency basis. Net sales in the Direct channel increased 345.3% on a constant currency basis, primarily driven by the acquisition of Dreams in August 2021.

GROSS PROFIT

	Three Months Ended March 31,
	2022		2021
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$352.4	37.8%	$363.9	41.2%	(3.4)%
International	170.4	55.3%	95.0	59.2%	(3.9)%
Consolidated gross margin	$522.8	42.2%	$458.9	44.0%	(1.8)%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Our gross margin is primarily impacted by the relative amount of net sales contributed by our premium or value products. Our value products have a significantly lower gross margin than our premium products. If sales of our value priced products increase relative to sales of our premium priced products, our gross margins will be negatively impacted in both our North America and International segments.

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

Gross margin declined 180 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin declined 340 basis points. The decline in gross margin was driven by price increases to customers without a margin benefit of 280 basis points and operational inefficiencies related to supply chain constraints of 120 basis points. Our gross margin was impacted as sales increased with no change in gross profit dollars, as our pricing actions have been neutralizing the dollar impact of commodities. These declines were partially offset by favorable mix.

•International gross margin declined 390 basis points. The decline in gross margin was primarily driven by the acquisition of Dreams of 200 basis points and price increases to customers without a margin benefit of 160 basis points. Dreams' margin profile is lower than our historical international margins as they sell a variety of products across a range of price points.

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

	Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$103.2	$90.9	$80.9	$79.4	$22.3	$11.5	$—	$—
Other selling and marketing expenses	140.3	106.8	72.4	68.8	63.0	31.6	4.9	6.4
General, administrative and other expenses	97.6	79.5	43.7	42.3	25.2	12.4	28.7	24.8
Total operating expenses	$341.1	$277.2	$197.0	$190.5	$110.5	$55.5	$33.6	$31.2

Operating expenses increased $63.9 million, or 23.1%, and increased 90 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $6.5 million, or 3.4%, and decreased 40 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and other selling and marketing investments.

•International operating expenses increased $55.0 million, or 99.1%, and increased 130 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and other selling and marketing investments, as well as the acquisition of Dreams.

•Corporate operating expenses increased $2.4 million, or 7.7%, primarily driven by ERP implementation costs.

Research and development expenses for the three months ended March 31, 2022 were $7.8 million compared to $6.5 million for the three months ended March 31, 2021, an increase of $1.3 million, or 20.0%.

OPERATING INCOME

	Three Months Ended March 31,
	2022		2021
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$155.4	16.7%	$173.4	19.6%	(2.9)%
International	66.8	21.7%	46.2	28.8%	(7.1)%
	222.2		219.6
Corporate expenses	(33.6)		(31.2)
Total operating income	$188.6	15.2%	$188.4	18.0%	(2.8)%

Operating income increased $0.2 million and operating margin declined 280 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income decreased $18.0 million and operating margin declined 290 basis points. The decline in operating margin was primarily driven by the decline in gross margin of 340 basis points, partially offset by favorable operating expense leverage.

•International operating income increased $20.6 million and operating margin declined 710 basis points. The decline in operating margin was primarily driven by the decline in gross margin of 390 basis points and unfavorable operating expense leverage of 120 basis points.

•Corporate operating expenses increased $2.4 million, which negatively impacted our consolidated operating margin by 20 basis points, primarily driven by ERP implementation costs.

INTEREST EXPENSE, NET

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021	% Change
Interest expense, net	$20.9	$12.3	69.9%

Interest expense, net, increased $8.6 million, or 69.9%. The increase in interest expense, net, was primarily driven by increased average levels of outstanding debt.

INCOME TAX PROVISION

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021	% Change
Income tax provision	$38.1	$40.5	(5.9)%
Effective tax rate	22.5%	23.6%
Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $2.4 million due to a decrease in income before income taxes. Our effective tax rate for the three months ended March 31, 2022 as compared to the same prior year period decreased by 110 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the three months ended March 31, 2022 included the favorable impact of the deductibility of stock compensation in the U.S. and included a net unfavorable impact of other discrete items. The effective tax rate as compared to the U.S. federal statutory tax rate for the three months ended March 31, 2021 included the favorable impact of the deductibility of stock compensation in the U.S. and included a net unfavorable impact of discrete items.

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

As of March 31, 2022, we had net working capital of $117.7 million, including cash and cash equivalents of $116.3 million, as compared to a working capital of $222.2 million, including cash and cash equivalents of $300.7 million, as of December 31, 2021.

At March 31, 2022, total cash and cash equivalents were $116.3 million, of which $29.9 million was held in the U.S. and $86.4 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by (used in) continuing operations:
Operating activities	$85.6	$86.3
Investing activities	(59.3)	(24.4)
Financing activities	(204.8)	168.9

Cash provided by operating activities from continuing operations decreased $0.7 million in the three months ended March 31, 2022 as compared to the same period in 2021. The decrease in cash provided by operating activities was driven by operational performance in the period.

Cash used in investing activities from continuing operations increased $34.9 million in the three months ended March 31, 2022 as compared to the same period in 2021. The increase in cash used in investing activities was due to increased capital expenditures related to our manufacturing capacity expansion projects.

Cash used in financing activities from continuing operations increased $373.7 million in the three months ended March 31, 2022 as compared to the same period in 2021. For the three months ended March 31, 2022, we had net borrowings of $312.1 million on our credit facilities as compared to net borrowings of $504.8 million, which included proceeds of $800.0 million from the issuance of our 2029 Senior Notes partially offset by net repayments under our credit facilities and 2023 Senior Notes in 2021. During the three months ended March 31, 2022 and 2021, we repurchased $494.8 million and $313.1 million, respectively, of our common stock.

Cash Used in Discontinued Operations

Net cash used in operating, investing and financing activities from discontinued operations for the periods ended March 31, 2022 and 2021 was not material.

Capital Expenditures

Capital expenditures totaled $60.3 million and $23.5 million for the three months ended March 31, 2022 and 2021, respectively. We currently expect our 2022 capital expenditures to be approximately $250 million to $280 million, which includes manufacturing capacity expansion and investments in our other growth initiatives.

Indebtedness

Our total debt increased to $2,674.7 million as of March 31, 2022 from $2,353.2 million as of December 31, 2021. Total availability under our revolving senior secured credit facility was $561.0 million as of March 31, 2022, which matures in 2024. Refer to Note 5, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

As of March 31, 2022, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, in accordance with our 2019 Credit Agreement was 2.25 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of March 31, 2022, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock. During the three months ended March 31, 2022, we repurchased 12.2 million shares under our share repurchase program for $449.2 million. As of March 31, 2022, we had $951.5 million remaining under our share repurchase authorization.

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

We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," in the 2021 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

Future Liquidity Sources and Uses
As of March 31, 2022, we had $677.3 million of liquidity, including $116.3 million of cash on hand and $561.0 million available under our revolving senior secured credit facility. In addition, we expect to generate cash flow from operations in the full year 2022. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures and debt service obligations.

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

The Board of Directors declared a dividend of $0.10 per share for the second quarter of 2022. The dividend is payable on May 26, 2022 to shareholders of record as of May 12, 2022.

As of March 31, 2022, we had $2,674.7 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $2,559.7 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 2.25 times for the trailing twelve months ended March 31, 2022. Our target range for our ratio of consolidated indebtedness less netted cash, which is a non-GAAP financial measure, is 2.0 to 3.0 times.

Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Similarly, our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements and debt service obligations. For information regarding the impact of COVID-19 on our business, including our liquidity and capital resources, please refer to "Risk Factors" contained in ITEM 1A of Part I of the 2021 Annual Report.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, EBITDA, adjusted EBITDA, consolidated indebtedness and consolidated indebtedness less netted cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income, earnings per share, or an alternative to total debt as a measure of liquidity. We believe these non-GAAP financial measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income, gross profit, gross margin, operating income (expense) and operating margin. The adjustments we make to derive the non-GAAP financial measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP financial measure, but which we do not consider to be the fundamental attributes or primary drivers of our business.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2022	March 31, 2021
Net income	$130.7	$130.5
Loss from discontinued operations, net of tax (1)	—	0.2
Loss on extinguishment of debt (2)	—	5.0
Tax adjustments (3)	—	(1.1)
Adjusted net income	$130.7	$134.6

Adjusted earnings per share, diluted	$0.69	$0.64

Diluted shares outstanding	188.5	210.1

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	In the first quarter of 2021, we recognized $5.0 million of loss on extinguishment of debt associated with the redemption of the remaining amount outstanding of the 2023 senior notes.
(3)	Adjusted income tax provision represents the tax effects associated with the aforementioned items.

Gross Profit, Gross Margin, Operating Income (Expense) and Operating Margin

The following table sets forth our reported gross profit and reported operating income (expense) for the three months ended March 31, 2022. We had no adjustments to gross profit or operating income (expense) for the three months ended March 31, 2022.

	Three Months Ended March 31, 2022
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,239.5		$931.4		$308.1		$—

Gross profit	$522.8	42.2%	$352.4	37.8%	$170.4	55.3%	$—

Operating income (expense)	$188.6	15.2%	$155.4	16.7%	$66.8	21.7%	$(33.6)

The following table sets forth our reported gross profit and reported operating income (expense) for the three months ended March 31, 2021. We had no adjustments to gross profit or operating income (expense) for the three months ended March 31, 2021.

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

We believe that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance, cash flow generation and comparisons from period to period, as well as general information about our leverage.

The 2019 Credit Agreement provides the definition of adjusted EBITDA. Accordingly, we present adjusted EBITDA to provide information regarding our compliance with requirements under the 2019 Credit Agreement.

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in millions)	March 31, 2022	March 31, 2021
Net income	$130.7	$130.5
Interest expense, net	20.9	12.3
Loss on extinguishment of debt (1)	—	5.0
Income taxes	38.1	40.5
Depreciation and amortization	44.8	41.8
EBITDA	$234.5	$230.1
Adjustments:
Loss from discontinued operations, net of tax (2)	—	0.2
Adjusted EBITDA	$234.5	$230.3

(1)	In the first quarter of 2021, we recognized $5.0 million of loss on extinguishment of debt associated with the redemption of the remaining amount outstanding on the 2023 senior notes.
(2)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended March 31, 2022:

Trailing Twelve Months Ended
(in millions)	March 31, 2022
Net income	$624.7
Interest expense, net	69.7
Overlapping interest expense (1)	5.2
Loss on extinguishment of debt (2)	18.0
Income tax provision	195.9
Depreciation and amortization	179.6
EBITDA	$1,093.1
Adjustments:
Loss from discontinued operations, net of tax (3)	0.5
Earnings from Dreams prior to acquisition (4)	38.7
Acquisition-related costs (5)	6.2
Adjusted EBITDA	$1,138.5

Consolidated indebtedness less netted cash	$2,559.7

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	2.25 times

(1)
In the trailing twelve months ended March 31, 2022, we incurred $5.2 million of overlapping interest expense during the period between the issuance of the 2029 Senior Notes and the redemption of the 2026 Senior Notes.

(2)	In the trailing twelve months ended March 31, 2022, we recognized $18.0 million of loss on extinguishment of debt associated with the redemption of the 2026 and 2023 Senior Notes.
(3)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(4)
We completed the acquisition of Dreams on August 2, 2021 and designated this subsidiary as restricted under the 2019 Credit Agreement. For covenant compliance purposes, we included $38.7 million of EBITDA from this subsidiary for the four months prior to acquisition in our calculation of adjusted EBITDA for the trailing twelve months ended March 31, 2022.

(5)
In the trailing twelve months ended March 31, 2022, we recognized $6.2 million of acquisition-related costs, primarily related to legal and professional fees and stamp taxes associated with the acquisition of Dreams.

Under the 2019 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the trailing twelve months ended March 31, 2022, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA is 2.25 times for the trailing twelve months ended March 31, 2022. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of March 31, 2022. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	March 31, 2022
Total debt, net	$2,651.3
Plus: Deferred financing costs (1)	23.4
Consolidated indebtedness	2,674.7
Less: Netted cash (2)	115.0
Consolidated indebtedness less netted cash	$2,559.7

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

Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in the 2021 Annual Report. There have been no material changes to our critical accounting policies and estimates in 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposures

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes positively impacted our net income by 1.7% and 2.1% in the three months ended March 31, 2022 and 2021, respectively. Foreign currency exchange rate changes negatively impacted our EBITDA, which is a non-GAAP financial measure, by 1.3% in the three months ended March 31, 2022 and positively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by 1.7% in the three months ended March 31, 2021.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at March 31, 2022, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $7.2 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

As of March 31, 2022, we had variable-rate debt of approximately $990.1 million. A sensitivity analysis indicates that, holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $9.9 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

Information regarding legal proceedings can be found in Note 9, "Commitments and Contingencies," of the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1, "Financial Statements" of this Report and is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2022:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
January 1, 2022 - January 31, 2022	5,035,548	(1)	$40.69	4,076,953	$1,241.4
February 1, 2022 - February 28, 2022	4,796,767	(1)	$38.58	4,796,767	$1,056.4
March 1, 2022 - March 31, 2022	3,311,286	(1)	$31.68	3,311,286	$951.5
Total	13,143,601			12,185,006

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

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

4.2	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on March 25, 2021). (1)
4.3
Indenture, dated as of September 24, 2021 among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 10.1 (but numbered 4.1) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)

4.4	Form of 3.875% Senior Notes due 2031 (included in Exhibit 10.1 (but numbered 4.1) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: May 5, 2022	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer