Form 10-Q
period 2022-06-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2022-08-03
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2022
or
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

The number of shares outstanding of the registrant’s common stock as of July 27, 2022 was 172,194,644 shares.

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

Other potential risk factors include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$1,211.0	$1,169.1	$2,450.5	$2,212.9
Cost of sales	714.5	650.9	1,431.2	1,235.8
Gross profit	496.5	518.2	1,019.3	977.1
Selling and marketing expenses	252.9	216.8	496.4	414.5
General, administrative and other expenses	102.3	85.1	199.9	164.6
Equity income in earnings of unconsolidated affiliates	(2.6)	(7.0)	(9.5)	(13.7)
Operating income	143.9	223.3	332.5	411.7

Other expense, net:
Interest expense, net	23.7	20.0	44.6	32.3
Loss on extinguishment of debt	—	18.0	—	23.0
Other expense (income), net	0.7	(0.1)	(0.6)	(0.4)
Total other expense, net	24.4	37.9	44.0	54.9

Income from continuing operations before income taxes	119.5	185.4	288.5	356.8
Income tax provision	(28.3)	(44.7)	(66.4)	(85.2)
Income from continuing operations	91.2	140.7	222.1	271.6
Loss from discontinued operations, net of tax	—	(0.3)	—	(0.5)
Net income before non-controlling interests	91.2	140.4	222.1	271.1
Less: Net income (loss) attributable to non-controlling interests	0.6	(0.4)	0.8	(0.2)
Net income attributable to Tempur Sealy International, Inc.	$90.6	$140.8	$221.3	$271.3

Earnings per common share:
Basic	$0.52	$0.72	$1.24	$1.36
Diluted	$0.51	$0.69	$1.20	$1.32

Weighted average common shares outstanding:
Basic	174.1	197.0	178.3	200.4
Diluted	178.8	204.1	183.7	204.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income before non-controlling interests	$91.2	$140.4	$222.1	$271.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(57.8)	6.7	(75.3)	(4.1)
Other comprehensive (loss) income, net of tax	(57.8)	6.7	(75.3)	(4.1)
Comprehensive income	33.4	147.1	146.8	267.0
Less: Comprehensive income (loss) attributable to non-controlling interests	0.6	(0.4)	0.8	(0.2)
Comprehensive income attributable to Tempur Sealy International, Inc.	$32.8	$147.5	$146.0	$267.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$110.3	$300.7
Accounts receivable, net	481.6	419.5
Inventories	619.1	463.9
Prepaid expenses and other current assets	94.2	91.5
Total Current Assets	1,305.2	1,275.6
Property, plant and equipment, net	672.8	583.5
Goodwill	1,066.6	1,107.4
Other intangible assets, net	727.8	750.9
Operating lease right-of-use assets	507.7	480.6
Deferred income taxes	12.4	13.6
Other non-current assets	111.9	111.8
Total Assets	$4,404.4	$4,323.4

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$432.6	$432.0
Accrued expenses and other current liabilities	528.1	558.5
Current portion of long-term debt	65.6	53.0
Income taxes payable	30.8	9.9
Total Current Liabilities	1,057.1	1,053.4
Long-term debt, net	2,817.0	2,278.5
Long-term operating lease obligations	454.9	427.0
Deferred income taxes	119.3	129.2
Other non-current liabilities	137.0	140.3
Total Liabilities	4,585.3	4,028.4

Redeemable non-controlling interest	9.0	9.2

Total Stockholders' (Deficit) Equity	(189.9)	285.8
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' (Deficit) Equity	$4,404.4	$4,323.4

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($ in millions)
(unaudited)

Three Months Ended June 30, 2022

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of March 31, 2022	$9.4	283.8	$2.8	107.1	$(3,267.2)	$563.6	$2,716.8	$(116.7)	$(100.7)
Net income							90.6		90.6
Net income attributable to non-controlling interest	0.6								—
Dividend paid to non-controlling interest in subsidiary	(1.0)								—
Foreign currency adjustments, net of tax								(57.8)	(57.8)
Exercise of stock options				—	0.2	(0.1)			0.1
Dividends declared on common stock ($0.10 per share)							(17.9)		(17.9)
Issuances of PRSUs, RSUs, and DSUs				(0.1)	2.9	(2.9)			—
Treasury stock repurchased				4.4	(117.0)				(117.0)
Treasury stock repurchased - PRSU/RSU releases				—	(0.2)				(0.2)
Amortization of unearned stock-based compensation						13.0			13.0
Balance, June 30, 2022	$9.0	283.8	$2.8	111.4	$(3,381.3)	$573.6	$2,789.5	$(174.5)	$(189.9)

Three Months Ended June 30, 2021

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of March 31, 2021	$8.9	283.8	$2.8	85.9	$(2,360.7)	$590.0	$2,161.3	$(76.3)	$1.2	$318.3
Net income							140.8			140.8
Net loss attributable to non-controlling interests	(0.4)									—
Purchase of remaining interest in subsidiary						(3.4)			(1.2)	(4.6)
Foreign currency adjustments, net of tax								6.7		6.7
Exercise of stock options				(0.1)	3.4	(1.5)				1.9
Dividends declared on common stock ($0.07 per share)							(14.2)			(14.2)
Issuances of PRSUs, RSUs, and DSUs				(0.1)	3.1	(3.1)				—
Treasury stock repurchased				1.6	(61.6)					(61.6)
Treasury stock repurchased - PRSU/RSU releases					(0.8)					(0.8)
Amortization of unearned stock-based compensation						15.1				15.1
Balance, June 30, 2021	$8.5	283.8	$2.8	87.3	$(2,416.6)	$597.1	$2,287.9	$(69.6)	$—	$401.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
($ in millions)
(unaudited)

Six Months Ended June 30, 2022

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2021	$9.2	283.8	$2.8	96.4	$(2,844.7)	$622.0	$2,604.9	$(99.2)	$285.8
Net income							221.3		221.3
Net income attributable to non-controlling interests	0.8								—
Dividend paid to non-controlling interest in subsidiary	(1.0)								—
Foreign currency adjustments, net of tax								(75.3)	(75.3)
Exercise of stock options				—	0.4	(0.2)			0.2
Dividends declared on common stock ($0.20 per share)							(36.7)		(36.7)
Issuances of RSUs				(2.6)	75.0	(75.0)			—
Treasury stock repurchased				16.6	(566.2)				(566.2)
Treasury stock repurchased - PRSU/RSU/DSU releases				1.0	(45.8)				(45.8)
Amortization of unearned stock-based compensation						26.8			26.8
Balance, June 30, 2022	$9.0	283.8	$2.8	111.4	$(3,381.3)	$573.6	$2,789.5	$(174.5)	$(189.9)

Six Months Ended June 30, 2021

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2020	$8.9	283.8	$2.8	78.9	$(2,096.8)	$617.5	$2,045.6	$(65.5)	$1.0	$504.6
Net income							271.3			271.3
Net (loss) attributable to non-controlling interests	(0.4)								0.2	0.2
Purchase of remaining interest in subsidiary						(3.4)			(1.2)	(4.6)
Foreign currency adjustments, net of tax								(4.1)		(4.1)
Exercise of stock options				(0.5)	14.3	(5.8)				8.5
Dividends declared on common stock ($0.14 per share)							(29.0)			(29.0)
Issuances of PRSUs, RSUs, and DSUs				(1.6)	41.4	(41.4)				—
Treasury stock repurchased				10.0	(361.4)					(361.4)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.5	(14.1)					(14.1)
Amortization of unearned stock-based compensation						30.2				30.2
Balance, June 30, 2021	$8.5	283.8	$2.8	87.3	$(2,416.6)	$597.1	$2,287.9	$(69.6)	$—	$401.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions) (unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$222.1	$271.1
Loss from discontinued operations, net of tax	—	0.5
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	61.3	53.5
Amortization of stock-based compensation	26.9	30.2
Amortization of deferred financing costs	1.9	1.2
Bad debt expense	3.8	2.9
Deferred income taxes	(6.7)	8.0
Dividends received from unconsolidated affiliates	3.9	5.3
Equity income in earnings of unconsolidated affiliates	(9.5)	(13.7)
Loss on extinguishment of debt	—	3.0
Foreign currency adjustments and other	0.2	0.6
Changes in operating assets and liabilities, net of effect of business acquisitions	(237.4)	(49.6)
Net cash provided by operating activities from continuing operations	66.5	313.0

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(130.2)	(52.6)
Acquisitions, net of cash acquired	—	(5.6)
Other	1.1	0.3
Net cash used in investing activities from continuing operations	(129.1)	(57.9)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	1,317.9	1,936.1
Repayments of borrowings under long-term debt obligations	(771.7)	(1,782.3)
Proceeds from exercise of stock options	0.2	8.5
Treasury stock repurchased	(612.0)	(374.4)
Dividends paid	(36.2)	(28.1)
Payments of deferred financing costs	—	(14.2)
Repayments of finance lease obligations and other	(8.4)	(6.1)
Net cash used in financing activities from continuing operations	(110.2)	(260.5)

Net cash used in continuing operations	(172.8)	(5.4)

Net operating cash flows used in discontinued operations	—	(0.7)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(17.6)	(0.8)
Decrease in cash and cash equivalents	(190.4)	(6.9)
CASH AND CASH EQUIVALENTS, beginning of period	300.7	65.0
CASH AND CASH EQUIVALENTS, end of period	$110.3	$58.1

Supplemental cash flow information:
Cash paid during the period for:
Interest	$45.6	$28.2
Income taxes, net of refunds	$48.0	$71.9
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

The Company has ownership interests in Asia-Pacific joint ventures to develop markets for Sealy® and Stearns & Foster® branded products and ownership in a United Kingdom joint venture to manufacture, market, and distribute Sealy® and Stearns & Foster® branded products. The Company's ownership interests in each of these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

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

(b) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method, and consist of the following:

	June 30,	December 31,
(in millions)	2022	2021
Finished goods	$411.9	$297.8
Work-in-process	22.4	11.4
Raw materials and supplies	184.8	154.7
	$619.1	$463.9

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The Company had the following activity for its accrued warranty expense from December 31, 2021 to June 30, 2022:

(in millions)
Balance as of December 31, 2021	$43.9
Amounts accrued	10.2
Warranties charged to accrual	(9.7)
Balance as of June 30, 2022	$44.4

As of June 30, 2022 and December 31, 2021, $19.8 million and $20.2 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $24.6 million and $23.7 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Condensed Consolidated Balance Sheets, respectively.

(d) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. As of June 30, 2022, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2021 to June 30, 2022:

(in millions)
Balance as of December 31, 2021	$62.1
Amounts accrued	3.8
Write-offs charged against the allowance	(3.6)
Balance as of June 30, 2022	$62.3

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

	Fair Value
(in millions)	June 30, 2022	December 31, 2021
2029 Senior Notes	$643.8	$816.9
2031 Senior Notes	$601.7	$803.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(2) Net Sales

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$847.8	$91.3	$939.1	$890.8	$114.6	$1,005.4
Direct	116.9	155.0	271.9	123.0	40.7	163.7
Net sales	$964.7	$246.3	$1,211.0	$1,013.8	$155.3	$1,169.1

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$909.1	$205.1	$1,114.2	$962.5	$118.9	$1,081.4
Other	55.6	41.2	96.8	51.3	36.4	87.7
Net sales	$964.7	$246.3	$1,211.0	$1,013.8	$155.3	$1,169.1

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$890.3	$—	$890.3	$946.3	$—	$946.3
All Other	74.4	246.3	320.7	67.5	155.3	222.8
Net sales	$964.7	$246.3	$1,211.0	$1,013.8	$155.3	$1,169.1

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$1,659.1	$204.1	$1,863.2	$1,656.3	$230.5	$1,886.8
Direct	237.0	350.3	587.3	240.8	85.3	326.1
Net sales	$1,896.1	$554.4	$2,450.5	$1,897.1	$315.8	$2,212.9

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$1,774.0	$461.6	$2,235.6	$1,792.8	$240.6	$2,033.4
Other	122.1	92.8	214.9	104.3	75.2	179.5
Net sales	$1,896.1	$554.4	$2,450.5	$1,897.1	$315.8	$2,212.9

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$1,754.6	$—	$1,754.6	$1,764.8	$—	$1,764.8
All Other	141.5	554.4	695.9	132.3	315.8	448.1
Net sales	$1,896.1	$554.4	$2,450.5	$1,897.1	$315.8	$2,212.9

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

(4) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2021	$611.5	$495.9	$1,107.4
Foreign currency translation and other	(1.1)	(39.7)	(40.8)
Balance as of June 30, 2022	$610.4	$456.2	$1,066.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(5) Debt

Debt for the Company consists of the following:

	June 30, 2022		December 31, 2021
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$656.9	(1)	$675.0	(2)	October 16, 2024
Revolver	429.0	(1)	—	(2)	October 16, 2024
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	131.3	(3)	—	N/A	April 6, 2023
Finance lease obligations (4)	81.1		75.2		Various
Other	6.8		3.0		Various
Total debt	2,905.1		2,353.2
Less: Deferred financing costs	22.5		21.7
Total debt, net	2,882.6		2,331.5
Less: Current portion	65.6		53.0
Total long-term debt, net	$2,817.0		$2,278.5

(1)	Interest at LIBOR plus applicable margin of 1.250% as of June 30, 2022.
(2)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2021.
(3)	Interest at one month LIBOR index plus 70 basis points.
(4)	New finance lease obligations are a non-cash financing activity.

As of June 30, 2022, the Company was in compliance with all applicable debt covenants.

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

On February 2, 2021, the Company entered into an amendment to the 2019 Credit Agreement. The amendment increased the revolving credit facility from $425.0 million to $725.0 million. On May 26, 2021, the Company entered into an additional amendment to the 2019 Credit Agreement. The amendment provided for a $300.0 million delayed draw term loan. On July 30, 2021, the Company drew down the full $300.0 million available under the delayed draw term loan to fund, in part, the Dreams acquisition. The delayed draw term loan has the same terms and conditions as the Company's existing term loans under the 2019 Credit Agreement. On September 21, 2021, the Company entered into an additional amendment to the 2019 Credit Agreement to remove the limit to the amount of netted cash that may be deducted from indebtedness for purposes of calculating certain leverage ratios.

The Company had $429.0 million in outstanding borrowings under its revolving credit facility as of June 30, 2022. Total remaining availability under the revolving credit facility was $295.3 million after a $0.7 million reduction for outstanding letters of credit as of June 30, 2022.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). On April 6, 2021, the Company and certain of its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2023 and increased the overall limit from $120.0 million to $200.0 million. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. As of June 30, 2022, the Company had fully drawn down the Accounts Receivable Securitization with borrowings of $131.3 million.

(6) Stockholders' Equity

(a) Treasury Stock. As of June 30, 2022, the Company had approximately $834.5 million remaining under its share repurchase authorization. The Company repurchased 4.4 million and 1.6 million shares, under the program, for approximately $117.0 million and $61.6 million during the three months ended June 30, 2022 and 2021, respectively. The Company repurchased 16.6 million and 10.0 million shares, under the program, for approximately $566.2 million and $361.4 million during the six months ended June 30, 2022 and 2021, respectively.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three and six months ended June 30, 2022 and 2021. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $0.2 million and $0.8 million in treasury stock acquired during the three months ended June 30, 2022 and 2021, respectively. The Company acquired approximately $45.8 million and $14.1 million in treasury stock during the six months ended June 30, 2022 and 2021, respectively.

(b) AOCL. AOCL consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Foreign Currency Translation
Balance at beginning of period	$(112.7)	$(69.4)	$(95.2)	$(58.6)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(57.8)	6.7	(75.3)	(4.1)
Balance at end of period	$(170.5)	$(62.7)	$(170.5)	$(62.7)

Pensions
Balance at beginning of period	$(4.0)	$(6.9)	$(4.0)	$(6.9)
Other comprehensive loss:
Net change from period revaluations	—	—	—	—
Balance at end of period	$(4.0)	$(6.9)	$(4.0)	$(6.9)

(1)	In 2022 and 2021, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(7) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Operating lease obligations	$104.1	$101.7
Wages and benefits	79.1	112.2
Advertising	68.8	72.3
Unearned revenue	60.8	51.5
Taxes	17.7	15.0
Other	197.6	205.8
	$528.1	$558.5

(8) Stock-Based Compensation

The Company's stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 included PRSUs, non-qualified stock options, RSUs and deferred stock units ("DSUs"). A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
PRSU expense	$7.9	$9.7	$16.2	$19.3
Option expense	—	0.4	—	0.8
RSU/DSU expense	5.1	5.0	10.7	10.1
Total stock-based compensation expense	$13.0	$15.1	$26.9	$30.2

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2022, the Company granted PRSUs as a component of the long-term incentive plan ("2022 PRSUs"). The Company has recorded stock-based compensation expense related to the 2022 PRSUs during the three and six months ended June 30, 2022, as it was probable that the Company would achieve the specified performance target for the performance period.

(9) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.

(10) Income Taxes

The Company's effective tax rate for the three months ended June 30, 2022 and 2021 was 23.7% and 24.1%, respectively. The Company's effective tax rate for the six months ended June 30, 2022 and 2021 was 23.0% and 23.9%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2022 and 2021 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.

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

The uncertain income tax liability for the Danish Tax Matter for the years 2012 through 2022 (the "2012 to Current Period") at June 30, 2022 and December 31, 2021 is approximately $48.0 million and $50.1 million, respectively, and is reflected in the Company's Condensed Consolidated Balance Sheet in other non-current liabilities.

The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the 2012 to Current Period at June 30, 2022 and December 31, 2021 is approximately $17.6 million and $15.5 million, respectively.

As of June 30, 2022, the Company had made the following tax deposits with SKAT related to the Danish Tax Matter for the years 2012 through 2015, which are reflected in the Company's Condensed Consolidated Balance Sheet in other non-current assets:

(in millions)	USD
VAT deposits remaining with SKAT	$1.4
Deposit payments made through December 31, 2021	43.4
Total	$44.8

No deposit payments were made in the three or six months ended June 30, 2022.

If the Company is not successful in resolving the Danish Tax Matter for the 2012 to Current Period or there is a change in facts and circumstances, the Company may be required to further increase its uncertain income tax position associated with this matter, or decrease its deferred tax asset, also related to this matter, which could have a material impact on the Company's reported earnings.

There were no other significant changes in the Danish Tax Matter or other uncertain tax positions during the six months ended June 30, 2022.

(11) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per common share amounts)	2022	2021	2022	2021
Numerator:
Net income from continuing operations, net of income attributable to non-controlling interests	$90.6	$141.1	$221.3	$271.8

Denominator:
Denominator for basic earnings per common share-weighted average shares	174.1	197.0	178.3	200.4
Effect of dilutive securities	4.7	7.1	5.4	4.5
Denominator for diluted earnings per common share-adjusted weighted average shares	178.8	204.1	183.7	204.9

Basic earnings per common share	$0.52	$0.72	$1.24	$1.36

Diluted earnings per common share	$0.51	$0.69	$1.20	$1.32

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The Company excluded 0.4 million shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive for the three and six months ended June 30, 2022. The Company excluded an immaterial number of shares for the three and six months ended June 30, 2021. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividends declared upon the award vesting.

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

The following table summarizes total assets by segment:

(in millions)	June 30, 2022	December 31, 2021
North America	$4,635.8	$4,360.6
International	1,159.0	1,305.9
Corporate	642.5	730.9
Inter-segment eliminations	(2,032.9)	(2,074.0)
Total assets	$4,404.4	$4,323.4

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	June 30, 2022	December 31, 2021
North America	$562.4	$449.9
International	78.5	82.3
Corporate	31.9	51.3
Total property, plant and equipment, net	$672.8	$583.5

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	June 30, 2022	December 31, 2021
North America	$339.7	$280.6
International	167.3	199.0
Corporate	0.7	1.0
Total operating lease right-of-use assets	$507.7	$480.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended June 30, 2022:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$964.7	$246.3	$—	$—	$1,211.0

Inter-segment sales	$0.4	$0.5	$—	$(0.9)	$—
Inter-segment royalty expense (income)	2.4	(2.4)	—	—	—
Gross profit	365.8	130.7	—	—	496.5
Operating income (loss)	146.1	35.8	(38.0)	—	143.9
Income (loss) from continuing operations before income taxes	144.8	34.7	(60.0)	—	119.5

Depreciation and amortization (1)	$23.5	$5.9	$14.6	$—	$44.0
Capital expenditures	61.9	6.8	1.2	—	69.9
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended June 30, 2021:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,013.8	$155.3	$—	$—	$1,169.1

Inter-segment sales	$0.5	$0.1	$—	$(0.6)	$—
Inter-segment royalty expense (income)	2.3	(2.3)	—	—	—
Gross profit	425.4	92.8	—	—	518.2
Operating income (loss)	217.4	43.4	(37.5)	—	223.3
Income (loss) from continuing operations before income taxes	216.8	42.8	(74.2)	—	185.4

Depreciation and amortization (1)	$21.7	$3.5	$16.9	$—	$42.1
Capital expenditures	22.3	2.6	4.2	—	29.1
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2022:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,896.1	$554.4	$—	$—	$2,450.5

Inter-segment sales	$0.9	$0.7	$—	$(1.6)	$—
Inter-segment royalty expense (income)	9.4	(9.4)	—	—	—
Gross profit	718.2	301.1	—	—	1,019.3
Operating income (loss)	301.5	102.6	(71.6)	—	332.5
Income (loss) from continuing operations before income taxes	300.6	101.1	(113.2)	—	288.5

Depreciation and amortization (1)	$46.2	$11.9	$30.1	$—	$88.2
Capital expenditures	112.9	14.6	2.7	—	130.2
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the six months ended June 30, 2021:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,897.1	$315.8	$—	$—	$2,212.9

Inter-segment sales	$1.2	$0.3	$—	$(1.5)	$—
Inter-segment royalty expense (income)	4.4	(4.4)	—	—	—
Gross profit	789.3	187.8	—	—	977.1
Operating income (loss)	390.8	89.6	(68.7)	—	411.7
Income (loss) from continuing operations before income taxes	389.3	88.9	(121.4)	—	356.8

Depreciation and amortization (1)	$42.7	$7.1	$33.9	$—	$83.7
Capital expenditures	41.1	4.6	6.9	—	52.6
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	June 30, 2022	December 31, 2021
United States	$573.5	$481.1
All Other	99.3	102.4
Total property, plant and equipment, net	$672.8	$583.5

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	June 30, 2022	December 31, 2021
United States	$331.8	$278.3
United Kingdom	135.4	162.8
All Other	40.5	39.5
Total operating lease right-of-use assets	$507.7	$480.6

The following table summarizes net sales by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
United States	$890.3	$946.3	$1,754.6	$1,764.8
All Other	320.7	222.8	695.9	448.1
Total net sales	$1,211.0	$1,169.1	$2,450.5	$2,212.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the 2021 Annual Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the 2021 Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report, in the 2021 Annual Report and the section titled "Risk Factors" contained in ITEM 1A of Part I of the 2021 Annual Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and six months ended June 30, 2022, including the following topics:

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

We operate in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. Our International segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). On August 2, 2021, we acquired Dreams Topco Limited and its direct and indirect subsidiaries ("Dreams"). Dreams is also included in the International segment. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. We evaluate segment performance based on net sales, gross profit and operating income. For additional information refer to Note 12, "Business Segment Information," included in Part I, ITEM 1 of this Report.

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

In the near term, there are various macro-economic factors impacting the business. While we do not have any operations in Ukraine or Russia, the war in Ukraine has affected both international and domestic markets. The war has introduced elements of risk into the supply chain and is affecting global consumer confidence. While we have taken actions that we believe have largely mitigated our broader supply chain risk, the decline in consumer confidence is negatively impacting our order trends, which we expect to continue.

In the second quarter of 2022, we implemented our global enterprise resource planning ("ERP") system at all Sealy domestic manufacturing facilities. This transition unfavorably impacted our results for the Sealy business in our North America segment, which we expect to improve in the second half of 2022. The implementation of our common ERP system is expected to drive long-term efficiencies for our global operations, enhance cybersecurity, facilitate customer communications regarding order status and improve our direct-to-consumer capabilities.

The COVID-19 global pandemic continues to impact our global operations as variants appear in the markets in which we operate. The recent COVID-19 variant in China and the resulting government mandated lockdowns may negatively impact our wholly-owned and joint-venture operations in the region.

Our recent actions to expand capacity, diversify our supplier base, increase our safety stock and improve vendor and customer communications have strengthened our supply chain, putting us in a more favorable position to meet consumer demand. Though geopolitical and pandemic-related disruptions continue to create challenges, we believe the many actions we have taken to further insulate our supply chain have largely mitigated their impact.

Product Launches

In the second quarter of 2022, we completed the rollout of our North American Sealy portfolio featuring new models in our Posturepedic PlusTM, Posturepedic® and Essentials product lines. We also launched our Sealy Naturals eco-friendly mattress collection designed with sustainability and environmental preservation in mind. In the fourth quarter of 2022, we expect to launch a complete refresh of our North American Stearns & Foster® portfolio, as well as a Sealy mattress with a best-in-class pressure-relieving gel grid layer at a consumer-appealing, mid-market price point.

In 2023, we plan to introduce a new line of Tempur® Breeze products, along with a new line of adjustable bases with incremental consumer-focused features and benefits in our North America segment. In our International segment, we plan to launch an all-new line of Tempur® products in Europe and Asia-Pacific with the objective of reaching a new segment of international consumers. This new line of products will broaden Tempur®'s price range with the super-premium average selling price ceiling maintained and the floor expanded into the premium category.

Our global 2022 marketing plan is to support our innovative bedding products through investing significant marketing dollars to promote our worldwide brands and product launches.

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

Results of Operations

A summary of our results for the three months ended June 30, 2022 include:

•Total net sales increased 3.6% to $1,211.0 million as compared to $1,169.1 million in the second quarter of 2021. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 5.1%, with a decrease of 4.6% in the North America business segment and an increase of 68.2% in the International business segment, primarily driven by the acquisition of Dreams in August 2021.
•Gross margin was 41.0% as compared to 44.3% in the second quarter 2021. Adjusted gross margin, which is a non-GAAP financial measure, was 41.7% in the second quarter of 2022. There were no adjustments to gross margin in the second quarter of 2021.
•Operating income was $143.9 million as compared to $223.3 million in the second quarter 2021. Adjusted operating income, which is a non-GAAP financial measure, was $159.9 million as compared to $227.2 million in the second quarter of 2021.
•Net income was $90.6 million as compared to $140.8 million in the second quarter 2021. Adjusted net income, which is a non-GAAP financial measure, was $103.2 million as compared to $161.5 million in the second quarter of 2021.
•EBITDA, which is a non-GAAP financial measure, was $186.8 million as compared to $266.1 million in the second quarter 2021. Adjusted EBITDA, which is a non-GAAP financial measure, was $203.4 million as compared to $270.3 million in the second quarter of 2021.
•Earnings per diluted share ("EPS") was $0.51 as compared to $0.69 in the second quarter 2021. Adjusted EPS, which is a non-GAAP financial measure, was $0.58 as compared to $0.79 in the second quarter of 2021.

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

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2021

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended June 30,
(in millions, except percentages and per share amounts)	2022		2021
Net sales	$1,211.0	100.0%	$1,169.1	100.0%
Cost of sales	714.5	59.0	650.9	55.7
Gross profit	496.5	41.0	518.2	44.3
Selling and marketing expenses	252.9	20.9	216.8	18.5
General, administrative and other expenses	102.3	8.4	85.1	7.3
Equity income in earnings of unconsolidated affiliates	(2.6)	(0.2)	(7.0)	(0.6)
Operating income	143.9	11.9	223.3	19.1

Other expense, net:
Interest expense, net	23.7	2.0	20.0	1.7
Loss on extinguishment of debt	—	—	18.0	1.5
Other expense (income), net	0.7	0.1	(0.1)	—
Total other expense, net	24.4	2.0	37.9	3.2

Income from continuing operations before income taxes	119.5	9.9	185.4	15.9
Income tax provision	(28.3)	(2.3)	(44.7)	(3.8)
Income from continuing operations	91.2	7.4	140.7	12.0
Loss from discontinued operations, net of tax	—	—	(0.3)	—
Net income before non-controlling interests	91.2	7.4	140.4	12.0
Less: Net income (loss) attributable to non-controlling interests	0.6	—	(0.4)	—
Net income attributable to Tempur Sealy International, Inc.	$90.6	7.5%	$140.8	12.0%

Earnings per common share:
Basic	$0.52		$0.72
Diluted	$0.51		$0.69

Weighted average common shares outstanding:
Basic	174.1		197.0
Diluted	178.8		204.1

NET SALES

	Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$939.1	$1,005.4	$847.8	$890.8	$91.3	$114.6
Direct	271.9	163.7	116.9	123.0	155.0	40.7
Total net sales	$1,211.0	$1,169.1	$964.7	$1,013.8	$246.3	$155.3

Net sales increased 3.6%, and on a constant currency basis increased 5.1%. The change in net sales was driven by the following:

•North America net sales decreased $49.1 million, or 4.8%, primarily due to declining consumer confidence in the U.S., pandemic and geopolitical related disruptions and the unfavorable impact of our ERP system transition. On a constant currency basis, North America net sales decreased 4.6%. Net sales in the Wholesale channel decreased $43.0 million, or 4.8%, to $847.8 million, as compared to second quarter of 2021. Net sales in the Direct channel decreased $6.1 million, or 5.0%, to $116.9 million, as compared to the second quarter of 2021.

•International net sales increased $91.0 million, or 58.6%. On a constant currency basis, International net sales increased 68.2%. Net sales in the Wholesale channel decreased 11.0% on a constant currency basis. Net sales in the Direct channel increased 291.2% on a constant currency basis, primarily driven by the acquisition of Dreams in August 2021.

GROSS PROFIT

	Three Months Ended June 30,
	2022		2021
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$365.8	37.9%	$425.4	42.0%	(4.1)%
International	130.7	53.1%	92.8	59.8%	(6.7)%
Consolidated gross margin	$496.5	41.0%	$518.2	44.3%	(3.3)%

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

Gross margin declined 330 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin declined 410 basis points. The decline in gross margin was driven by operational investments to service our customers of 370 basis points and pricing increases to customers without a margin benefit of 110 basis points. Our gross margin was impacted as sales increased with no change in gross profit dollars, as our pricing actions have been neutralizing the dollar impact of commodities. These declines were partially offset by favorable mix. Additionally, we incurred $5.4 million of manufacturing facility ERP system transition costs and $2.5 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., which contributed to the decline in gross margin.

•International gross margin declined 670 basis points. The decline in gross margin was primarily driven by the acquisition of Dreams of 280 basis points, unfavorable mix of 220 basis points, and price increases to customers without a margin benefit of 140 basis points. Dreams' margin profile is lower than our historical international margins as they sell a variety of products across a range of price points.

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

	Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$119.1	$108.0	$104.7	$97.1	$14.4	$10.9	$—	$—
Other selling and marketing expenses	133.8	108.8	68.8	70.0	59.9	32.4	5.1	6.4
General, administrative and other expenses	102.3	85.1	46.2	40.9	23.2	13.1	32.9	31.1
Total operating expenses	$355.2	$301.9	$219.7	$208.0	$97.5	$56.4	$38.0	$37.5

Operating expenses increased $53.3 million, or 17.7%, and increased 350 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $11.7 million, or 5.6%, and increased 230 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by Stearns & Foster® advertising investments ahead of the expected fourth quarter product launch. Additionally, we incurred $2.8 million of professional fees related to the manufacturing facility ERP system transition and $1.8 million of restructuring costs associated with headcount reductions.

•International operating expenses increased $41.1 million, or 72.9%, and increased 330 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by the acquisition of Dreams.

•Corporate operating expenses increased $0.5 million, or 1.3%, primarily driven by $2.1 million of restructuring costs associated with headcount reductions and $1.2 million of expenses related to manufacturing facility ERP system transition, offset by decreased variable compensation expense.

Research and development expenses for the three months ended June 30, 2022 were $7.7 million compared to $6.7 million for the three months ended June 30, 2021, an increase of $1.0 million, or 14.9%.

OPERATING INCOME

	Three Months Ended June 30,
	2022		2021
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$146.1	15.1%	$217.4	21.4%	(6.3)%
International	35.8	14.5%	43.4	27.9%	(13.4)%
	181.9		260.8
Corporate expenses	(38.0)		(37.5)
Total operating income	$143.9	11.9%	$223.3	19.1%	(7.2)%

Operating income decreased $79.4 million and operating margin declined 720 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income decreased $71.3 million and operating margin declined 630 basis points. The decline in operating margin was primarily driven by the decline in gross margin of 410 basis points and Stearns & Foster® advertising investments ahead of the expected fourth quarter product launch of 180 basis points. Additionally, we incurred $8.2 million of expenses related to manufacturing facility ERP system transition costs, $2.7 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S. and $1.8 million of restructuring costs associated with headcount reductions.

•International operating income decreased $7.6 million and operating margin declined 1,340 basis points. The decline in operating margin was driven by the decline in gross margin of 670 basis points, the decline in Asia joint venture performance due to COVID-19 related shutdowns of 340 basis points and operating expense deleverage of 330 basis points.

•Corporate operating expenses increased $0.5 million, which negatively impacted our consolidated operating margin. The increase in operating expenses was primarily driven by $2.1 million of restructuring costs associated with headcount reductions and $1.2 million of expenses related to manufacturing facility ERP system transition, offset by decreased variable compensation expense.

INTEREST EXPENSE, NET

	Three Months Ended June 30,
(in millions, except percentages)	2022	2021	% Change
Interest expense, net	$23.7	$20.0	18.5%

Interest expense, net, increased $3.7 million, or 18.5%. The increase in interest expense, net, was primarily driven by increased average levels of outstanding debt.

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

INCOME TAX PROVISION

	Three Months Ended June 30,
(in millions, except percentages)	2022	2021	% Change
Income tax provision	$28.3	$44.7	(36.7)%
Effective tax rate	23.7%	24.1%

Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $16.4 million due to a decrease in income before income taxes. Our effective tax rate for the three months ended June 30, 2022 as compared to the same prior year period decreased by 40 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the three months ended June 30, 2022 included the net favorable impact of discrete items. The effective tax rate as compared to the U.S. federal statutory tax rate for the three months ended June 30, 2021 included the favorable impact of the elimination of global intangible low-taxed income ("GILTI") from U.S. taxable income, the favorable impact of the deductibility of stock compensation in the U.S. and included a net unfavorable impact of other discrete items.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2021

    The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Six Months Ended June 30,
(in millions, except percentages and per share amounts)	2022		2021
Net sales	$2,450.5	100.0%	$2,212.9	100.0%
Cost of sales	1,431.2	58.4	1,235.8	55.8
Gross profit	1,019.3	41.6	977.1	44.2
Selling and marketing expenses	496.4	20.3	414.5	18.7
General, administrative and other expenses	199.9	8.2	164.6	7.4
Equity income in earnings of unconsolidated affiliates	(9.5)	(0.4)	(13.7)	(0.6)
Operating income	332.5	13.6	411.7	18.6

Other expense, net:
Interest expense, net	44.6	1.8	32.3	1.5
Loss on extinguishment of debt	—	—	23.0	1.0
Other income, net	(0.6)	—	(0.4)	—
Total other expense, net	44.0	1.8	54.9	2.5

Income from continuing operations before income taxes	288.5	11.8	356.8	16.1
Income tax provision	(66.4)	(2.7)	(85.2)	(3.9)
Income from continuing operations	222.1	9.1	271.6	12.3
Income from discontinued operations, net of tax	—	—	(0.5)	—
Net income before non-controlling interests	222.1	9.1	271.1	12.3
Less: Net income (loss) attributable to non-controlling interests	0.8	—	(0.2)	—
Net income attributable to Tempur Sealy International, Inc.	$221.3	9.0%	$271.3	12.3%

Earnings per common share:
Basic	$1.24		$1.36
Diluted	$1.20		$1.32

Weighted average common shares outstanding:
Basic	178.3		200.4
Diluted	183.7		204.9

NET SALES

	Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$1,863.2	$1,886.8	$1,659.1	$1,656.3	$204.1	$230.5
Direct	587.3	326.1	237.0	240.8	350.3	85.3
Total net sales	$2,450.5	$2,212.9	$1,896.1	$1,897.1	$554.4	$315.8

    Net sales increased 10.7%, and on a constant currency basis increased 12.0%. The change in net sales was driven by the following:

•North America net sales decreased $1.0 million, or 0.1%, primarily due to declining consumer confidence in the U.S., pandemic and geopolitical related disruptions and the unfavorable impact of our ERP system transition. Net sales in the Wholesale channel increased $2.8 million, or 0.2%. Net sales in the Direct channel decreased $3.8 million, or 1.6%, compared to the six months ended June 30, 2021.

•International net sales increased $238.6 million, or 75.6%. On a constant currency basis, International net sales increased 83.7%. Net sales in the Wholesale channel decreased 3.6% on a constant currency basis. Net sales in the Direct channel increased 319.5% on a constant currency basis, primarily driven by the acquisition of Dreams.

GROSS PROFIT

	Six Months Ended June 30,
	2022		2021
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$718.2	37.9%	$789.3	41.6%	(3.7)%
International	301.1	54.3%	187.8	59.5%	(5.2)%
Consolidated gross margin	$1,019.3	41.6%	$977.1	44.2%	(2.6)%

    Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

    Gross margin declined 260 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin declined 370 basis points. The decline in gross margin was primarily driven by operational investments to service our customers of 220 basis and price increases to customers without a margin benefit of 200 basis points. Our gross margin was impacted as sales increased with no change in gross profit dollars, as our pricing actions have been neutralizing the dollar impact of commodities. These declines were partially offset by favorable mix of 80 basis points. Additionally, we incurred $5.4 million of manufacturing facility ERP system transition costs and $2.5 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., which contributed to the decline in gross margin.

•International gross margin declined 520 basis points. The decline in gross margin was driven by unfavorable mix of 260 basis points, the acquisition of Dreams of 230 basis points, and price increases to customers without a margin benefit of 130 basis points. Dreams' margin profile is lower than our historical international margins as they sell a variety of products across a range of price points. These declines were partially offset by increased royalties of 160 basis points.

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

	Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$222.3	$198.9	$185.6	$176.5	$36.7	$22.4	$—	$—
Other selling and marketing expenses	274.1	215.6	141.2	138.8	122.9	64.0	10.0	12.8
General, administrative and other expenses	199.9	164.6	89.9	83.2	48.4	25.5	61.6	55.9
Total operating expenses	$696.3	$579.1	$416.7	$398.5	$208.0	$111.9	$71.6	$68.7

    Operating expenses increased $117.2 million, or 20.2%, and increased 220 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $18.2 million, or 4.6%, and increased 100 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and other selling and marketing investments. Additionally, we incurred $2.8 million of professional fees related to the manufacturing facility ERP system transition and $1.8 million of restructuring costs associated with headcount reductions.

•International operating expenses increased $96.1 million, or 85.9%, and increased 210 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by other selling and marketing investments, as well as the acquisition of Dreams.

•Corporate operating expenses increased $2.9 million, or 4.2%. The increase in operating expenses was primarily driven by $2.1 million of restructuring costs associated with headcount reductions and $1.2 million of expenses related to manufacturing facility ERP system transition, offset by decreased variable compensation expense.

    Research and development expenses were $15.5 million for the six months ended June 30, 2022 as compared to $13.2 million for the six months ended June 30, 2021, an increase of $2.3 million, or 17.4%.

OPERATING INCOME

	Six Months Ended June 30,
	2022		2021
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$301.5	15.9%	$390.8	20.6%	(4.7)%
International	102.6	18.5%	89.6	28.4%	(9.9)%
	404.1		480.4
Corporate expenses	(71.6)		(68.7)
Total operating income	$332.5	13.6%	$411.7	18.6%	(5.0)%

    Operating income decreased $79.2 million and operating margin declined 500 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income decreased $89.3 million and operating margin declined 470 basis points. The decrease in operating margin was primarily driven by the decline in gross margin of 370 basis points and operating expense deleverage of 60 basis points. Additionally, we incurred $8.2 million of expenses related to manufacturing facility ERP system transition, $2.7 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S. and $1.8 million of restructuring costs associated with headcount reductions.

•International operating income increased $13.0 million and operating margin declined 990 basis points. The decrease in operating margin was primarily driven by the decline in gross margin of 520 basis points, the decline in Asia joint venture performance due to COVID-19 related shutdowns performance of 260 basis points and operating expense deleverage of 210 basis points.

•Corporate operating expenses increased $2.9 million, which negatively impacted our consolidated operating margin by 10 basis points. The increase in operating expenses was primarily driven by $2.1 million of restructuring costs associated with headcount reductions and $1.2 million of expenses related to manufacturing facility ERP system transition, offset by decreased variable compensation expense.

INTEREST EXPENSE, NET

	Six Months Ended June 30,
(in millions, except percentages)	2022	2021	% Change
Interest expense, net	$44.6	$32.3	38.1%

Interest expense, net, increased $12.3 million, or 38.1%. The increase in interest expense, net, was primarily driven by increased average levels of outstanding debt.

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

INCOME TAX PROVISION

	Six Months Ended June 30,
(in millions, except percentages)	2022	2021	% Change
Income tax provision	$66.4	$85.2	(22.1)%
Effective tax rate	23.0%	23.9%

Our income tax provision decreased $18.8 million due to a decrease in income before income taxes. Our effective tax rate for the six months ended June 30, 2022 as compared to the same prior year period decreased 90 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the six months ended June 30, 2022 included the net favorable impact of the deductibility of stock compensation in the U.S. and included a net unfavorable impact of other discrete items. The effective tax rate as compared to the U.S. federal statutory rate for the for the six months ended June 30, 2021 included the favorable impact of the elimination of global intangible low-taxed income ("GILTI") from U.S. taxable income, the favorable impact of the deductibility of stock compensation in the U.S. and included a net unfavorable impact of other discrete items.

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

As of June 30, 2022, we had net working capital of $248.1 million, including cash and cash equivalents of $110.3 million, as compared to a working capital of $222.2 million, including cash and cash equivalents of $300.7 million, as of December 31, 2021.

At June 30, 2022, total cash and cash equivalents were $110.3 million, of which $53.1 million was held in the U.S. and $57.2 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash provided by (used in) continuing operations:
Operating activities	$66.5	$313.0
Investing activities	(129.1)	(57.9)
Financing activities	(110.2)	(260.5)

Cash provided by operating activities from continuing operations decreased $246.5 million in the six months ended June 30, 2022 as compared to the same period in 2021. The decrease in cash provided by operating activities was driven by increased inventory investments, as well as the reduction of net income. Our inventory increased significantly in the first half of 2022 as we increased our safety stock of Tempur-Pedic® finished goods, adjustable bases and raw materials to better support our customers.

Cash used in investing activities from continuing operations increased $71.2 million in the six months ended June 30, 2022 as compared to the same period in 2021. The increase in cash used in investing activities was due to increased capital expenditures related to our manufacturing capacity expansion projects.

Cash used in financing activities from continuing operations decreased $150.3 million in the six months ended June 30, 2022 as compared to the same period in 2021. For the six months ended June 30, 2022, we had net borrowings of $546.2 million on our credit facilities as compared to net borrowings of $153.8 million in the same period in 2021, which included proceeds of $800.0 million from the issuance of our 2029 Senior Notes partially offset by net repayments under our credit facilities and 2023 Senior Notes in 2021. During the six months ended June 30, 2022 and 2021, we repurchased $612.0 million and $374.4 million, respectively, of our common stock.

Cash Used in Discontinued Operations

Net cash used in operating, investing and financing activities from discontinued operations for the periods ended June 30, 2022 and 2021 was not material.

Capital Expenditures

Capital expenditures totaled $130.2 million and $52.6 million for the six months ended June 30, 2022 and 2021, respectively. We currently expect our 2022 capital expenditures to be over $250 million, which includes manufacturing capacity expansion and investments in our other growth initiatives.

Indebtedness

Our total debt increased to $2,905.1 million as of June 30, 2022 from $2,353.2 million as of December 31, 2021. Total availability under our revolving senior secured credit facility was $295.3 million as of June 30, 2022, which matures in 2024. Refer to Note 5, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

As of June 30, 2022, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, in accordance with our 2019 Credit Agreement was 2.67 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of June 30, 2022, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock. During the six months ended June 30, 2022, we repurchased 16.6 million shares under our share repurchase program for $566.2 million. As of June 30, 2022, we had $834.5 million remaining under our share repurchase authorization.

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

Future Liquidity Sources and Uses

As of June 30, 2022, we had $405.6 million of liquidity, including $110.3 million of cash on hand and $295.3 million available under our revolving senior secured credit facility. In addition, we expect to generate cash flow from operations in the full year 2022. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures and debt service obligations.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through share repurchases and quarterly dividends as well as opportunistic and strategic acquisition opportunities that enhance our global competitiveness. Additionally, we have taken capital structure actions to optimize our balance sheet through extending the maturities of our long-term debt.

The Board of Directors declared a dividend of $0.10 per share for the third quarter of 2022. The dividend is payable on August 25, 2022 to shareholders of record as of August 11, 2022.

As of June 30, 2022, we had $2,905.1 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $2,795.9 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 2.67 times for the trailing twelve months ended June 30, 2022. Our target range for our ratio of consolidated indebtedness less netted cash, which is a non-GAAP financial measure, is 2.0 to 3.0 times.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended June 30, 2022 and 2021:

	Three Months Ended
(in millions, except per share amounts)	June 30, 2022	June 30, 2021
Net income	$90.6	$140.8
ERP system transition (1)	9.4	—
Restructuring costs (2)	4.1	—
Operational start-up costs (3)	3.1	—
Loss on extinguishment of debt (4)	—	18.0
Overlapping interest expense (5)	—	5.2
Acquisition-related costs (6)	—	3.9
Loss from discontinued operations, net of tax (7)	—	0.3
Adjusted income tax provision (8)	(4.0)	(6.7)
Adjusted net income	$103.2	$161.5

Adjusted earnings per common share, diluted	$0.58	$0.79

Diluted shares outstanding	178.8	204.1

(1)	In the second quarter of 2022, we recorded $9.4 million of charges related to the transition of our ERP system. Cost of sales included $5.4 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel. Operating expenses included $4.0 million, primarily related to professional fees.
(2)	In the second quarter of 2022, we recorded $4.1 million of restructuring costs primarily associated with headcount reductions, including $0.2 million of other expense.
(3)	In the second quarter of 2022, we incurred $3.1 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including $0.4 million of other expense. Cost of sales and operating expenses included personnel and facility related costs of $2.5 million and $0.2 million, respectively.
(4)	In the second quarter of 2021, we recognized $18.0 million of loss on extinguishment of debt associated with the redemption of the 2026 Senior Notes.
(5)	In the second quarter of 2021, we incurred $5.2 million of overlapping interest expense during the period between the issuance of the 2029 Senior Notes and the redemption of the 2026 Senior Notes.
(6)	In the second quarter of 2021, we recognized $3.9 million of acquisition related costs, primarily related to legal and professional fees associated the acquisition of Dreams.
(7)
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

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

The following table sets forth the reconciliation of the Company's reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended June 30, 2022.

	Three Months Ended June 30, 2022
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,211.0		$964.7		$246.3		$—

Gross profit	$496.5	41.0%	$365.8	37.9%	$130.7	53.1%	$—
Adjustments:
ERP system transition (1)	5.4		5.4		—		—
Operational start-up costs (3)	2.5		2.5		—		—
Total Adjustments	7.9		7.9		—		—

Adjusted gross profit	$504.4	41.7%	$373.7	38.7%	$130.7	53.1%	$—

Operating income (expense)	$143.9	11.9%	$146.1	15.1%	$35.8	14.5%	$(38.0)
Adjustments:
ERP system transition (1)	9.4		8.2		—		1.2
Restructuring costs (2)	3.9		1.8		—		2.1
Operational start-up costs (3)	2.7		2.7		—		—
Total adjustments	16.0		12.7		—		3.3

Adjusted operating income (expense)	$159.9	13.2%	$158.8	16.5%	$35.8	14.5%	$(34.7)

The following table sets forth the Company's reported gross profit and the reconciliation of the Company's operating income (expense) to the calculation of adjusted operating (income) expense for the three months ended June 30, 2021. The Company had no adjustments to gross profit for the three months ended June 30, 2021.

	Three Months Ended June 30, 2021
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,169.1		$1,013.8		$155.3		$—

Gross profit	$518.2	44.3%	$425.4	42.0%	$92.8	59.8%	$—

Operating income (expense)	$223.3	19.1%	$217.4	21.4%	$43.4	27.9%	$(37.5)
Adjustments:
Acquisition-related costs (4)	3.9		—		—		3.9
Adjusted operating income (expense)	$227.2	19.4%	$217.4	21.4%	$43.4	27.9%	$(33.6)

(1)	In the second quarter of 2022, we recorded $9.4 million of charges related to the transition of our ERP system. Cost of sales included $5.4 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel. Operating expenses included $4.0 million, primarily related to professional fees.
(2)	In the second quarter of 2022, we recorded $4.1 million of restructuring costs primarily associated with headcount reductions, including $0.2 million of other expense.
(3)	In the second quarter of 2022, we incurred $3.1 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including $0.4 million of other expense. Cost of sales and operating expenses included personnel and facility related costs of $2.5 million and $0.2 million, respectively.
(4)	In the second quarter of 2021, we recognized $3.9 million of acquisition-related costs, primarily related to legal and professional fees associated the acquisition of Dreams.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended June 30, 2022 and 2021:

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021
Net income	$90.6	$140.8
Interest expense, net	23.7	14.8
Overlapping interest expense (1)	—	5.2
Loss on extinguishment of debt (2)	—	18.0
Income taxes	28.3	44.7
Depreciation and amortization	44.2	42.6
EBITDA	$186.8	$266.1
Adjustments:
ERP system transition (3)	$9.4	$—
Restructuring costs (4)	4.1	—
Operational start-up costs (5)	3.1	—
Acquisition-related costs (6)	—	3.9
Loss from discontinued operations, net of tax (7)	—	0.3
Adjusted EBITDA	$203.4	$270.3

(1)	In the second quarter of 2021, we incurred $5.2 million of overlapping interest expense during the period between the issuance of the 2029 Senior Notes and the redemption of the 2026 Senior Notes.
(2)	In the second quarter of 2021, we recognized $18.0 million of loss on extinguishment of debt associated with the redemption of the 2026 Senior Notes.
(3)	In the second quarter of 2022, we recorded $9.4 million of charges related to the transition of our ERP system. Cost of sales included $5.4 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel. Operating expenses included $4.0 million, primarily related to professional fees.
(4)	In the second quarter of 2022, we recorded $4.1 million of restructuring costs primarily associated with headcount reductions, including $0.2 million of other expense.
(5)	In the second quarter of 2022, we incurred $3.1 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including $0.4 million of other expense. Cost of sales and operating expenses included personnel and facility related costs of $2.5 million and $0.2 million, respectively.
(6)	In the second quarter of 2021, we recognized $3.9 million of acquisition-related costs, primarily related to legal and professional fees associated the acquisition of Dreams.
(7)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended June 30, 2022:

Trailing Twelve Months Ended
(in millions)	June 30, 2022
Net income	$574.5
Interest expense, net	78.6
Income tax provision	179.5
Depreciation and amortization	181.2
EBITDA	$1,013.8
Adjustments:
Earnings from Dreams prior to acquisition (1)	15.1
ERP system transition (2)	9.4
Restructuring costs (3)	4.1
Operational start-up costs (4)	3.1
Acquisition-related costs (5)	2.3
Loss from discontinued operations, net of tax (6)	0.2
Adjusted EBITDA	$1,048.0

Consolidated indebtedness less netted cash	$2,795.9

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	2.67 times

(1)	We completed the acquisition of Dreams on August 2, 2021 and designated this subsidiary as restricted under the 2019 Credit Agreement. For covenant compliance purposes, we included $15.1 million of EBITDA from this subsidiary for the one month prior to acquisition in our calculation of adjusted EBITDA for the trailing twelve months ended June 30, 2022.
(2)	In the second quarter of 2022, we recorded $9.4 million of charges related to the transition of our ERP system. Cost of sales included $5.4 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel. Operating expenses included $4.0 million, primarily related to professional fees.
(3)	In the second quarter of 2022, we recorded $4.1 million of restructuring costs primarily associated with headcount reductions, including $0.2 million of other expense.
(4)	In the second quarter of 2022, we incurred $3.1 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including $0.4 million of other expense. Cost of sales and operating expenses included personnel and facility related costs of $2.5 million and $0.2 million, respectively.
(5)	In the trailing twelve months ended June 30, 2022, we recognized $2.3 million of acquisition-related stamp taxes associated with the acquisition of Dreams.
(6)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

Under the 2019 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the trailing twelve months ended June 30, 2022, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA is 2.67 times for the trailing twelve months ended June 30, 2022. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of June 30, 2022. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	June 30, 2022
Total debt, net	$2,882.6
Plus: Deferred financing costs (1)	22.5
Consolidated indebtedness	2,905.1
Less: Netted cash (2)	109.2
Consolidated indebtedness less netted cash	$2,795.9

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. Management has reassessed the quantitative and qualitative market risk disclosures described in our Annual Report on Form 10-K and determined there were no material changes to market risks for the six months ended June 30, 2022.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2022, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

During the second quarter of 2022, the Company implemented a new enterprise resource planning ("ERP") system to replace the operational and financial systems for its Sealy U.S. manufacturing subsidiary. The Company completed significant pre-implementation testing and post-implementation testing and monitoring to ensure the effectiveness of internal controls over financial reporting. As a result of this implementation, the Company modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system. During the second quarter of 2022, no other changes occurred in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls.

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

ITEM 1A.     RISK FACTORS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2022:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
April 1, 2022 - April 30, 2022	1,287,960		$28.46	1,287,960	$914.8
May 1, 2022 - May 31, 2022	3,128,220	(1)	$25.73	3,120,183	$834.5
June 1, 2022 - June 30, 2022	—		$—	—	$834.5
Total	4,416,180			4,408,143

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

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
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: August 3, 2022	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer