Form 10-Q
period 2022-09-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2022-11-09
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2022
or
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

The number of shares outstanding of the registrant’s common stock as of November 3, 2022 was 170,984,324 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events (including the Russia-Ukraine conflict), natural disasters or pandemics including COVID-19 and their impact on raw material prices, labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; the ability to realize all synergies and benefits of acquisitions; our reliance on information technology and the associated risks involving potential security lapses and/or cyber-based attacks; deterioration in labor relations; the possibility of exposure of product liability and premises liability claims; our ability to protect our intellectual property; disruptions to the implementation of our strategic priorities and business plan caused by changes in our executive management team; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

Other potential risk factors include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$1,283.3	$1,358.3	$3,733.8	$3,571.2
Cost of sales	742.2	781.2	2,173.4	2,017.0
Gross profit	541.1	577.1	1,560.4	1,554.2
Selling and marketing expenses	248.3	243.8	744.7	658.3
General, administrative and other expenses	96.7	90.3	296.6	254.9
Equity income in earnings of unconsolidated affiliates	(4.9)	(6.8)	(14.4)	(20.5)
Operating income	201.0	249.8	533.5	661.5

Other expense, net:
Interest expense, net	26.8	13.5	71.4	45.8
Loss on extinguishment of debt	—	—	—	23.0
Other (income) expense, net	(0.9)	0.1	(1.5)	(0.3)
Total other expense, net	25.9	13.6	69.9	68.5

Income from continuing operations before income taxes	175.1	236.2	463.6	593.0
Income tax provision	(41.1)	(58.7)	(107.5)	(143.9)
Income from continuing operations	134.0	177.5	356.1	449.1
Loss from discontinued operations, net of tax	(0.8)	(0.1)	(0.8)	(0.6)
Net income before non-controlling interests	133.2	177.4	355.3	448.5
Less: Net income (loss) attributable to non-controlling interests	0.5	—	1.3	(0.2)
Net income attributable to Tempur Sealy International, Inc.	$132.7	$177.4	$354.0	$448.7

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.78	$0.91	$2.01	$2.26
Loss per share for discontinued operations	(0.01)	—	—	—
Earnings per share	$0.77	$0.91	$2.01	$2.26

Diluted
Earnings per share for continuing operations	$0.75	$0.87	$1.95	$2.18
Loss per share for discontinued operations	—	—	—	—
Earnings per share	$0.75	$0.87	$1.95	$2.18

Weighted average common shares outstanding:
Basic	171.9	195.8	176.2	198.9
Diluted	177.0	203.4	181.5	205.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income before non-controlling interests	$133.2	$177.4	$355.3	$448.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(64.8)	(29.9)	(140.1)	(34.0)
Other comprehensive loss, net of tax	(64.8)	(29.9)	(140.1)	(34.0)
Comprehensive income	68.4	147.5	215.2	414.5
Less: Comprehensive income (loss) attributable to non-controlling interests	0.5	—	1.3	(0.2)
Comprehensive income attributable to Tempur Sealy International, Inc.	$67.9	$147.5	$213.9	$414.7

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$94.1	$300.7
Accounts receivable, net	488.2	419.5
Inventories	599.0	463.9
Prepaid expenses and other current assets	95.1	91.5
Total Current Assets	1,276.4	1,275.6
Property, plant and equipment, net	727.3	583.5
Goodwill	1,032.3	1,107.4
Other intangible assets, net	708.9	750.9
Operating lease right-of-use assets	490.0	480.6
Deferred income taxes	11.8	13.6
Other non-current assets	105.0	111.8
Total Assets	$4,351.7	$4,323.4

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$440.2	$432.0
Accrued expenses and other current liabilities	545.8	558.5
Current portion of long-term debt	71.8	53.0
Income taxes payable	20.1	9.9
Total Current Liabilities	1,077.9	1,053.4
Long-term debt, net	2,731.4	2,278.5
Long-term operating lease obligations	440.7	427.0
Deferred income taxes	112.7	129.2
Other non-current liabilities	132.3	140.3
Total Liabilities	4,495.0	4,028.4

Redeemable non-controlling interest	9.3	9.2

Total Stockholders' (Deficit) Equity	(152.6)	285.8
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' (Deficit) Equity	$4,351.7	$4,323.4

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
($ in millions)
(unaudited)

Three Months Ended September 30, 2022

		Tempur Sealy International, Inc. Stockholders' (Deficit) Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2022	$9.0	283.8	$2.8	111.4	$(3,381.3)	$573.6	$2,789.5	$(174.5)	$(189.9)
Net income							132.7		132.7
Net income attributable to non-controlling interest	0.5								—
Dividend paid to non-controlling interest in subsidiary	(0.2)								—
Foreign currency adjustments, net of tax								(64.8)	(64.8)
Exercise of stock options				—	0.3	(0.2)			0.1
Dividends declared on common stock ($0.10 per share)							(17.8)		(17.8)
Issuances of PRSUs, RSUs, and DSUs				—	0.4	(0.4)			—
Treasury stock repurchased				1.0	(25.0)				(25.0)
Treasury stock repurchased - PRSU/RSU releases				—	(0.2)				(0.2)
Amortization of unearned stock-based compensation						12.3			12.3
Balance, September 30, 2022	$9.3	283.8	$2.8	112.4	$(3,405.8)	$585.3	$2,904.4	$(239.3)	$(152.6)

Three Months Ended September 30, 2021

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2021	$8.5	283.8	$2.8	87.3	$(2,416.6)	$597.1	$2,287.9	$(69.6)	$401.6
Net income							177.4		177.4
Net loss attributable to non-controlling interests	—								—
Foreign currency adjustments, net of tax								(29.9)	(29.9)
Exercise of stock options				(0.4)	10.7	(4.8)			5.9
Dividends declared on common stock ($0.09 per share)							(18.3)		(18.3)
Issuances of PRSUs, RSUs, and DSUs				—	0.4	(0.4)			—
Treasury stock repurchased				4.1	(190.0)				(190.0)
Treasury stock repurchased - PRSU/RSU releases				—	(0.3)				(0.3)
Amortization of unearned stock-based compensation						16.1			16.1
Balance, September 30, 2021	$8.5	283.8	$2.8	91.0	$(2,595.8)	$608.0	$2,447.0	$(99.5)	$362.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)
($ in millions)
(unaudited)

Nine Months Ended September 30, 2022

		Tempur Sealy International, Inc. Stockholders' Equity (Deficit)
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2021	$9.2	283.8	$2.8	96.4	$(2,844.7)	$622.0	$2,604.9	$(99.2)	$285.8
Net income							354.0		354.0
Net income attributable to non-controlling interests	1.3								—
Dividend paid to non-controlling interest in subsidiary	(1.2)								—
Foreign currency adjustments, net of tax								(140.1)	(140.1)
Exercise of stock options				—	0.7	(0.4)			0.3
Dividends declared on common stock ($0.30 per share)							(54.5)		(54.5)
Issuances of RSUs				(2.6)	75.4	(75.4)			—
Treasury stock repurchased				17.6	(591.2)				(591.2)
Treasury stock repurchased - PRSU/RSU/DSU releases				1.0	(46.0)				(46.0)
Amortization of unearned stock-based compensation						39.1			39.1
Balance, September 30, 2022	$9.3	283.8	$2.8	112.4	$(3,405.8)	$585.3	$2,904.4	$(239.3)	$(152.6)

Nine Months Ended September 30, 2021

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2020	$8.9	283.8	$2.8	78.9	$(2,096.8)	$617.5	$2,045.6	$(65.5)	$1.0	$504.6
Net income							448.7			448.7
Net (loss) income attributable to non-controlling interests	(0.4)								0.2	0.2
Purchase of remaining interest in subsidiary						(3.4)			(1.2)	(4.6)
Foreign currency adjustments, net of tax								(34.0)		(34.0)
Exercise of stock options				(0.9)	25.0	(10.6)				14.4
Dividends declared on common stock ($0.23 per share)							(47.3)			(47.3)
Issuances of PRSUs, RSUs, and DSUs				(1.6)	41.8	(41.8)				—
Treasury stock repurchased				14.1	(551.4)					(551.4)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.5	(14.4)					(14.4)
Amortization of unearned stock-based compensation						46.3				46.3
Balance, September 30, 2021	$8.5	283.8	$2.8	91.0	$(2,595.8)	$608.0	$2,447.0	$(99.5)	$—	$362.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions) (unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$355.3	$448.5
Loss from discontinued operations, net of tax	0.8	0.6
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	93.3	82.5
Amortization of stock-based compensation	39.1	46.3
Amortization of deferred financing costs	2.9	1.9
Bad debt expense	5.2	2.4
Deferred income taxes	(9.9)	2.0
Dividends received from unconsolidated affiliates	20.8	18.2
Equity income in earnings of unconsolidated affiliates	(14.4)	(20.5)
Loss on extinguishment of debt	—	3.0
Foreign currency adjustments and other	(1.6)	1.0
Changes in operating assets and liabilities, net of effect of business acquisitions	(208.0)	11.6
Net cash provided by operating activities from continuing operations	283.5	597.5

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(216.0)	(82.1)
Acquisitions, net of cash acquired	—	(426.0)
Other	(8.8)	0.1
Net cash used in investing activities from continuing operations	(224.8)	(508.0)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	1,904.3	3,664.2
Repayments of borrowings under long-term debt obligations	(1,435.5)	(2,675.8)
Proceeds from exercise of stock options	0.3	14.4
Treasury stock repurchased	(637.2)	(565.8)
Dividends paid	(53.4)	(45.8)
Payments of deferred financing costs	—	(25.3)
Repayments of finance lease obligations and other	(12.6)	(9.5)
Net cash (used in) provided by financing activities from continuing operations	(234.1)	356.4

Net cash (used in) provided by continuing operations	(175.4)	445.9

Net operating cash flows used in discontinued operations	(0.8)	(0.8)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(30.4)	(6.8)
(Decrease) increase in cash and cash equivalents	(206.6)	438.3
CASH AND CASH EQUIVALENTS, beginning of period	300.7	65.0
CASH AND CASH EQUIVALENTS, end of period	$94.1	$503.3

Supplemental cash flow information:
Cash paid during the period for:
Interest	$57.0	$32.8
Income taxes, net of refunds	$105.0	$115.0
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

(b) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method, and consist of the following:

	September 30,	December 31,
(in millions)	2022	2021
Finished goods	$406.3	$297.8
Work-in-process	22.4	11.4
Raw materials and supplies	170.3	154.7
	$599.0	$463.9

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The Company had the following activity for its accrued warranty expense from December 31, 2021 to September 30, 2022:

(in millions)
Balance as of December 31, 2021	$43.9
Amounts accrued	13.1
Warranties charged to accrual	(14.4)
Balance as of September 30, 2022	$42.6

As of September 30, 2022 and December 31, 2021, $18.6 million and $20.2 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $24.0 million and $23.7 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Condensed Consolidated Balance Sheets, respectively.

(d) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. As of September 30, 2022, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2021 to September 30, 2022:

(in millions)
Balance as of December 31, 2021	$62.1
Amounts accrued	5.2
Write-offs charged against the allowance	(5.1)
Balance as of September 30, 2022	$62.2

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

	Fair Value
(in millions)	September 30, 2022	December 31, 2021
2029 Senior Notes	$633.8	$816.9
2031 Senior Notes	$584.8	$803.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(2) Net Sales

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$918.1	$85.1	$1,003.2	$991.2	$108.0	$1,099.2
Direct	139.6	140.5	280.1	128.8	130.3	259.1
Net sales	$1,057.7	$225.6	$1,283.3	$1,120.0	$238.3	$1,358.3

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$986.7	$185.9	$1,172.6	$1,047.1	$197.4	$1,244.5
Other	71.0	39.7	110.7	72.9	40.9	113.8
Net sales	$1,057.7	$225.6	$1,283.3	$1,120.0	$238.3	$1,358.3

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$982.6	$—	$982.6	$1,018.8	$—	$1,018.8
All Other	75.1	225.6	300.7	101.2	238.3	339.5
Net sales	$1,057.7	$225.6	$1,283.3	$1,120.0	$238.3	$1,358.3

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$2,577.2	$289.2	$2,866.4	$2,647.5	$338.5	$2,986.0
Direct	376.6	490.8	867.4	369.6	215.6	585.2
Net sales	$2,953.8	$780.0	$3,733.8	$3,017.1	$554.1	$3,571.2

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$2,760.7	$647.5	$3,408.2	$2,839.9	$438.0	$3,277.9
Other	193.1	132.5	325.6	177.2	116.1	293.3
Net sales	$2,953.8	$780.0	$3,733.8	$3,017.1	$554.1	$3,571.2

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$2,737.2	$—	$2,737.2	$2,783.6	$—	$2,783.6
All Other	216.6	780.0	996.6	233.5	554.1	787.6
Net sales	$2,953.8	$780.0	$3,733.8	$3,017.1	$554.1	$3,571.2

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

The financial results of Dreams subsequent to the date of acquisition are included in the consolidated financial statements of the Company. The Company accounted for this transaction as a business combination. The final allocation of the purchase price is based on the fair values of the assets acquired and liabilities assumed as of August 2, 2021, which included the following:

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

(4) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2021	$611.5	$495.9	$1,107.4
Foreign currency translation and other	(5.6)	(69.5)	(75.1)
Balance as of September 30, 2022	$605.9	$426.4	$1,032.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(5) Debt

Debt for the Company consists of the following:

	September 30, 2022		December 31, 2021
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$647.8	(1)	$675.0	(2)	October 16, 2024
Revolver	299.0	(1)	—	(2)	October 16, 2024
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	169.2	(3)	—	(3)	April 6, 2023
Finance lease obligations (4)	78.6		75.2		Various
Other	30.1		3.0		Various
Total debt	2,824.7		2,353.2
Less: Deferred financing costs	21.5		21.7
Total debt, net	2,803.2		2,331.5
Less: Current portion	71.8		53.0
Total long-term debt, net	$2,731.4		$2,278.5

(1)	Interest at LIBOR plus applicable margin of 1.250% as of September 30, 2022.
(2)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2021.
(3)	Interest at one month LIBOR index plus 70 basis points.
(4)	New finance lease obligations are a non-cash financing activity.

As of September 30, 2022, the Company was in compliance with all applicable debt covenants.

2019 Credit Agreement

On October 16, 2019, the Company entered into the 2019 Credit Agreement with a syndicate of banks. The 2019 Credit Agreement provided for a $425.0 million revolving credit facility, a $425.0 million term loan facility, and an incremental facility in an aggregate amount of up to $550.0 million plus the amount of certain prepayments plus an additional unlimited amount subject to compliance with a maximum consolidated secured leverage ratio test. The 2019 Credit Agreement has a $60.0 million sub-facility for the issuance of letters of credit.

On February 2, 2021, the Company entered into an amendment to the 2019 Credit Agreement. The amendment increased the revolving credit facility from $425.0 million to $725.0 million. On May 26, 2021, the Company entered into an additional amendment to the 2019 Credit Agreement. The amendment provided for a $300.0 million delayed draw term loan. On July 30, 2021, the Company drew down the full $300.0 million available under the delayed draw term loan to fund, in part, the Dreams acquisition. The delayed draw term loan had the same terms and conditions as the Company's existing term loans under the 2019 Credit Agreement. On September 21, 2021, the Company entered into an additional amendment to the 2019 Credit Agreement to remove the limit to the amount of netted cash that may be deducted from indebtedness for purposes of calculating certain leverage ratios.

The Company had $299.0 million in outstanding borrowings under its revolving credit facility as of September 30, 2022. Total remaining availability under the revolving credit facility was $425.4 million after a $0.6 million reduction for outstanding letters of credit as of September 30, 2022.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). On April 6, 2021, the Company and certain of its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2023 and increased the overall limit from $120.0 million to $200.0 million. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. As of September 30, 2022, the Company had fully drawn down the Accounts Receivable Securitization with borrowings of $169.2 million.

(6) Stockholders' Equity

(a) Treasury Stock. As of September 30, 2022, the Company had approximately $809.5 million remaining under its share repurchase authorization. The Company repurchased 1.0 million and 4.1 million shares, under the program, for approximately $25.0 million and $190.0 million during the three months ended September 30, 2022 and 2021, respectively. The Company repurchased 17.6 million and 14.1 million shares, under the program, for approximately $591.2 million and $551.4 million during the nine months ended September 30, 2022 and 2021, respectively.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three and nine months ended September 30, 2022 and 2021. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $0.2 million and $0.3 million in treasury stock acquired during the three months ended September 30, 2022 and 2021, respectively. The Company acquired approximately $46.0 million and $14.4 million in treasury stock during the nine months ended September 30, 2022 and 2021, respectively.

(b) AOCL. AOCL consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Foreign Currency Translation
Balance at beginning of period	$(170.5)	$(62.7)	$(95.2)	$(58.6)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(64.8)	(29.9)	(140.1)	(34.0)
Balance at end of period	$(235.3)	$(92.6)	$(235.3)	$(92.6)

Pensions
Balance at beginning of period	$(4.0)	$(6.9)	$(4.0)	$(6.9)
Other comprehensive loss:
Net change from period revaluations	—	—	—	—
Balance at end of period	$(4.0)	$(6.9)	$(4.0)	$(6.9)

(1)	In 2022 and 2021, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(7) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Operating lease obligations	$100.6	$101.7
Wages and benefits	76.8	112.2
Advertising	71.7	72.3
Unearned revenue	63.3	51.5
Other	233.4	220.8
	$545.8	$558.5

(8) Stock-Based Compensation

The Company's stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 included PRSUs, non-qualified stock options, RSUs and deferred stock units ("DSUs"). A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
PRSU expense	$6.4	$10.3	$22.6	$29.6
Option expense	0.5	0.4	0.5	1.2
RSU/DSU expense	5.4	5.4	16.0	15.5
Total stock-based compensation expense	$12.3	$16.1	$39.1	$46.3

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2022, the Company granted PRSUs as a component of the long-term incentive plan ("2022 PRSUs"). The Company has recorded stock-based compensation expense related to the 2022 PRSUs during the three and nine months ended September 30, 2022, as it was probable that the Company would achieve the specified performance target for the performance period.

(9) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.

(10) Income Taxes

The Company's effective tax rate for the three months ended September 30, 2022 and 2021 was 23.5% and 24.9%, respectively. The Company's effective tax rate for the nine months ended September 30, 2022 and 2021 was 23.2% and 24.3%, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2022 and 2021 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations, as well as a 1% excise tax on share buybacks, effective for the Company beginning January 1, 2023. When effective, it is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). Given its recent pronouncement, it is unclear at this time what, if any, impact the Inflation Reduction Act of 2022 will have on the Company's tax rate and financial results. We will continue to evaluate its impact as further information becomes available.

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

The uncertain income tax liability for the Danish Tax Matter for the years 2012 through 2022 (the "2012 to Current Period") at September 30, 2022 and December 31, 2021 is approximately $46.1 million and $50.1 million, respectively, and is reflected in the Company's Condensed Consolidated Balance Sheet in other non-current liabilities.

The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the 2012 to Current Period at September 30, 2022 and December 31, 2021 is approximately $19.1 million and $15.5 million, respectively.

As of September 30, 2022, the Company had made the following tax deposits related to assessments received by SKAT for the Danish Tax Matter for the years 2012 through 2015, which are reflected in the Company's Condensed Consolidated Balance Sheet in other non-current assets:

(in millions)	USD
VAT deposits remaining with SKAT	$1.3
Deposit payments made through December 31, 2021	40.6
Total	$41.9

No deposit payments were made in the three or nine months ended September 30, 2022.

If the Company is not successful in resolving the Danish Tax Matter for the 2012 to Current Period or there is a change in facts and circumstances, the Company may be required to further increase its uncertain income tax position associated with this matter, or decrease its deferred tax asset, also related to this matter, which could have a material impact on the Company's reported earnings.

There were no other significant changes in the Danish Tax Matter or other uncertain tax positions during the nine months ended September 30, 2022.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(11) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per common share amounts)	2022	2021	2022	2021
Numerator:
Net income from continuing operations, net of income attributable to non-controlling interests	$133.5	$177.5	$354.8	$449.3

Denominator:
Denominator for basic earnings per common share-weighted average shares	171.9	195.8	176.2	198.9
Effect of dilutive securities	5.1	7.6	5.3	7.0
Denominator for diluted earnings per common share-adjusted weighted average shares	177.0	203.4	181.5	205.9

Basic earnings per common share	$0.78	$0.91	$2.01	$2.26

Diluted earnings per common share	$0.75	$0.87	$1.95	$2.18

The Company excluded 1.5 million and 0.8 million shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive for the three and nine months ended September 30, 2022. The Company excluded an immaterial number of shares for the three and nine months ended September 30, 2021. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividends declared upon the award vesting.

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

The following table summarizes total assets by segment:

(in millions)	September 30, 2022	December 31, 2021
North America	$5,010.3	$4,360.6
International	1,092.0	1,305.9
Corporate	824.7	730.9
Inter-segment eliminations	(2,575.3)	(2,074.0)
Total assets	$4,351.7	$4,323.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	September 30, 2022	December 31, 2021
North America	$619.7	$449.9
International	75.4	82.3
Corporate	32.2	51.3
Total property, plant and equipment, net	$727.3	$583.5

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	September 30, 2022	December 31, 2021
North America	$336.7	$280.6
International	149.1	199.0
Corporate	4.2	1.0
Total operating lease right-of-use assets	$490.0	$480.6

The following table summarizes segment information for the three months ended September 30, 2022:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,057.7	$225.6	$—	$—	$1,283.3

Inter-segment sales	$0.5	$0.2	$—	$(0.7)	$—
Inter-segment royalty expense (income)	3.4	(3.4)	—	—	—
Gross profit	420.7	120.4	—	—	541.1
Operating income (loss)	205.0	32.6	(36.6)	—	201.0
Income (loss) from continuing operations before income taxes	203.0	33.9	(61.8)	—	175.1

Depreciation and amortization (1)	$24.5	$5.8	$14.0	$—	$44.3
Capital expenditures	75.3	8.5	2.0	—	85.8
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended September 30, 2021:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,120.0	$238.3	$—	$—	$1,358.3

Inter-segment sales	$0.3	$0.6	$—	$(0.9)	$—
Inter-segment royalty expense (income)	2.1	(2.1)	—	—	—
Gross profit	447.1	130.0	—	—	577.1
Operating income (loss)	237.0	50.3	(37.5)	—	249.8
Income (loss) from continuing operations before income taxes	235.7	50.0	(49.5)	—	236.2

Depreciation and amortization (1)	$22.2	$4.9	$18.0	$—	$45.1
Capital expenditures	21.3	4.1	4.1	—	29.5
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the nine months ended September 30, 2022:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$2,953.8	$780.0	$—	$—	$3,733.8

Inter-segment sales	$1.4	$0.9	$—	$(2.3)	$—
Inter-segment royalty expense (income)	12.8	(12.8)	—	—	—
Gross profit	1,138.9	421.5	—	—	1,560.4
Operating income (loss)	506.5	135.2	(108.2)	—	533.5
Income (loss) from continuing operations before income taxes	503.6	135.0	(175.0)	—	463.6

Depreciation and amortization (1)	$70.7	$17.7	$44.1	$—	$132.5
Capital expenditures	188.2	23.1	4.7	—	216.0
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2021:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$3,017.1	$554.1	$—	$—	$3,571.2

Inter-segment sales	$1.5	$0.9	$—	$(2.4)	$—
Inter-segment royalty expense (income)	6.5	(6.5)	—	—	—
Gross profit	1,236.4	317.8	—	—	1,554.2
Operating income (loss)	627.8	139.9	(106.2)	—	661.5
Income (loss) from continuing operations before income taxes	625.0	138.9	(170.9)	—	593.0

Depreciation and amortization (1)	$64.9	$12.0	$51.9	$—	$128.8
Capital expenditures	62.4	8.7	11.0	—	82.1
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	September 30, 2022	December 31, 2021
United States	$631.6	$481.1
All Other	95.7	102.4
Total property, plant and equipment, net	$727.3	$583.5

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	September 30, 2022	December 31, 2021
United States	$328.5	$278.3
United Kingdom	120.0	162.8
All Other	41.5	39.5
Total operating lease right-of-use assets	$490.0	$480.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes net sales by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
United States	$982.6	$1,018.8	$2,737.2	$2,783.6
All Other	300.7	339.5	996.6	787.6
Total net sales	$1,283.3	$1,358.3	$3,733.8	$3,571.2

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and nine months ended September 30, 2022, including the following topics:

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

In the near term, we continue to see impacts on global consumer behavior from macroeconomic pressures, particularly from strong inflation and a sense of economic uncertainty. While we do not have any operations in Ukraine or Russia, the war in Ukraine has affected both international and domestic markets. The war has introduced elements of risk into the supply chain and is affecting global consumer confidence. While we have taken actions that we believe have largely mitigated our broader supply chain risk, the decline in consumer confidence has impacted our order trends, which we expect to continue.

In the second quarter of 2022, we implemented our global enterprise resource planning ("ERP") system at all Sealy domestic manufacturing facilities. This transition unfavorably impacted our results for the Sealy business in our North America segment for the first nine months of 2022, which we expect to improve in the fourth quarter. The implementation of our common ERP system is expected to drive long-term efficiencies for our global operations, enhance cybersecurity, facilitate customer communications regarding order status and improve our direct-to-consumer capabilities.

The COVID-19 global pandemic continues to impact our global operations as variants appear in the markets in which we operate. COVID-19 variants in our Asian markets and the resulting government mandated lockdowns may negatively impact our wholly-owned and joint-venture operations in the region.

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

Product Launches

In the second quarter of 2022, we completed the rollout of our North American Sealy portfolio featuring new models in our Posturepedic PlusTM, Posturepedic® and Essentials product lines. We also launched our Sealy Naturals eco-friendly mattress collection designed with sustainability and environmental preservation in mind. In the fourth quarter of 2022, we began a rollout of a complete refresh of our North American Stearns & Foster® portfolio, and launched the Sealy FlexGrid™ mattress line with a best-in-class pressure-relieving gel grid layer at a consumer-appealing, mid-market price point.

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

Results of Operations

A summary of our results for the three months ended September 30, 2022 include:

•Total net sales decreased 5.5% to $1,283.3 million as compared to $1,358.3 million in the third quarter of 2021. On a constant currency basis, which is a non-GAAP financial measure, total net sales decreased 3.1%, with a decrease of 5.4% in the North America business segment and an increase of 7.4% in the International business segment.
•Gross margin was 42.2% as compared to 42.5% in the third quarter of 2021. Adjusted gross margin, which is a non-GAAP financial measure, was 42.5% in the third quarter of 2022. There were no adjustments to gross margin in the third quarter of 2021.
•Operating income decreased 19.5% to $201.0 million as compared to $249.8 million in the third quarter of 2021. Adjusted operating income, which is a non-GAAP financial measure, was $206.7 million as compared to $252.1 million in the third quarter of 2021.
•Net income decreased 25.2% to $132.7 million as compared to $177.4 million in the third quarter of 2021. Adjusted net income, which is a non-GAAP financial measure, decreased 23.3% to $137.8 million as compared to $179.6 million in the third quarter of 2021.
•EBITDA, which is a non-GAAP financial measure, decreased 16.9% to $245.4 million as compared to $295.2 million in the third quarter of 2021. Adjusted EBITDA, which is a non-GAAP financial measure, decreased 15.4% to $251.9 million as compared to $297.6 million in the third quarter of 2021.
•Earnings per diluted share ("EPS") decreased 13.8% to $0.75 as compared to $0.87 in the third quarter of 2021. Adjusted EPS, which is a non-GAAP financial measure, decreased 11.4% to $0.78 as compared to $0.88 in the third quarter of 2021.

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

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 2021

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended September 30,
(in millions, except percentages and per share amounts)	2022		2021
Net sales	$1,283.3	100.0%	$1,358.3	100.0%
Cost of sales	742.2	57.8	781.2	57.5
Gross profit	541.1	42.2	577.1	42.5
Selling and marketing expenses	248.3	19.3	243.8	17.9
General, administrative and other expenses	96.7	7.5	90.3	6.6
Equity income in earnings of unconsolidated affiliates	(4.9)	(0.4)	(6.8)	(0.5)
Operating income	201.0	15.7	249.8	18.4

Other expense, net:
Interest expense, net	26.8	2.1	13.5	1.0
Other (income) expense, net	(0.9)	(0.1)	0.1	—
Total other expense, net	25.9	2.0	13.6	1.0

Income from continuing operations before income taxes	175.1	13.6	236.2	17.4
Income tax provision	(41.1)	(3.2)	(58.7)	(4.3)
Income from continuing operations	134.0	10.4	177.5	13.1
Loss from discontinued operations, net of tax	(0.8)	(0.1)	(0.1)	—
Net income before non-controlling interests	133.2	10.3	177.4	13.1
Less: Net income attributable to non-controlling interests	0.5	—	—	—
Net income attributable to Tempur Sealy International, Inc.	$132.7	10.3%	$177.4	13.1%

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.78		$0.91
Loss per share for discontinued operations	(0.01)		—
Earnings per share	$0.77		$0.91

Diluted
Earnings per share for continuing operations	$0.75		$0.87
Loss per share for discontinued operations	—		—
Earnings per share	$0.75		$0.87

Weighted average common shares outstanding:
Basic	171.9		195.8
Diluted	177.0		203.4

NET SALES

	Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$1,003.2	$1,099.2	$918.1	$991.2	$85.1	$108.0
Direct	280.1	259.1	139.6	128.8	140.5	130.3
Total net sales	$1,283.3	$1,358.3	$1,057.7	$1,120.0	$225.6	$238.3

Net sales decreased 5.5%, and on a constant currency basis decreased 3.1%. The change in net sales was driven by the following:

•North America net sales decreased $62.3 million, or 5.6%. On a constant currency basis, North America net sales decreased 5.4%. Net sales in the Wholesale channel decreased $73.1 million, or 7.4%, primarily driven by macroeconomic pressures impacting U.S. consumer behavior. Net sales in the Direct channel increased $10.8 million, or 8.4%, primarily driven by growth in our e-commerce channel and company-owned stores.

•International net sales decreased $12.7 million, or 5.3%, primarily due to unfavorable foreign exchange. On a constant currency basis, International net sales increased 7.4%. Net sales in the Wholesale channel decreased 9.3% on a constant currency basis. Net sales in the Direct channel increased 21.3% on a constant currency basis, primarily driven by the acquisition of Dreams in August 2021.

GROSS PROFIT

	Three Months Ended September 30,
	2022		2021
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$420.7	39.8%	$447.1	39.9%	(0.1)%
International	120.4	53.4%	130.0	54.6%	(1.2)%
Consolidated gross margin	$541.1	42.2%	$577.1	42.5%	(0.3)%

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

Our gross margin is also impacted by fixed cost leverage based on manufacturing unit volumes; the cost of raw materials; operational efficiencies due to the utilization in our manufacturing facilities; product, brand, channel and country mix; foreign exchange fluctuations; volume incentives offered to certain retail accounts; participation in our retail cooperative advertising programs; and costs associated with new product introductions. Future changes in raw material prices could have a significant impact on our gross margin. Our margins are also impacted by the growth in our Wholesale channel as sales in our Wholesale channel are at wholesale prices, whereas sales in our Direct channel are at retail prices.

Gross margin declined 30 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin declined 10 basis points. The decline in gross margin was primarily driven by operational investments to service our customers of 200 basis points. Additionally, we incurred $2.3 million of manufacturing facility ERP system transition costs and $1.7 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., which contributed to the decline in gross margin. These declines were partially offset by pricing actions to offset commodity inflation of 130 basis points and favorable brand mix of 110 basis points.

•International gross margin declined 120 basis points. The decline in gross margin was primarily driven by unfavorable mix of 120 basis points and unfavorable foreign exchange. Dreams' margin profile is lower than our historical international margins as they sell a variety of products across a range of price points.

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

	Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$115.1	$111.4	$99.7	$95.3	$15.4	$16.1	$—	$—
Other selling and marketing expenses	133.2	132.4	71.3	75.4	56.8	50.5	5.1	6.5
General, administrative and other expenses	96.7	90.3	44.7	39.4	20.5	19.9	31.5	31.0
Total operating expenses	$345.0	$334.1	$215.7	$210.1	$92.7	$86.5	$36.6	$37.5

Operating expenses increased $10.9 million, or 3.3%, and increased 230 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $5.6 million, or 2.7%, and increased 160 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in advertising and expansion of our company-owned store strategy. Additionally, we incurred $0.4 million of professional fees related to the manufacturing facility ERP system transition. These investments were partially offset by decreased variable compensation expense.

•International operating expenses increased $6.2 million, or 7.2%, and increased 480 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by the acquisition of Dreams in August 2021. Additionally, we incurred $0.6 million of restructuring costs associated with headcount reductions.

•Corporate operating expenses decreased $0.9 million, or 2.4%, primarily driven by decreased variable compensation expense. Additionally, we incurred $0.6 million of restructuring costs associated with headcount reductions.

Research and development expenses for the three months ended September 30, 2022 were $6.6 million compared to $6.7 million for the three months ended September 30, 2021, an decrease of $0.1 million, or 1.5%.

OPERATING INCOME

	Three Months Ended September 30,
	2022		2021
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$205.0	19.4%	$237.0	21.2%	(1.8)%
International	32.6	14.5%	50.3	21.1%	(6.6)%
	237.6		287.3
Corporate expenses	(36.6)		(37.5)
Total operating income	$201.0	15.7%	$249.8	18.4%	(2.7)%

Operating income decreased $48.8 million and operating margin declined 270 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income decreased $32.0 million and operating margin declined 180 basis points. The decline in operating margin was primarily driven by operating expense deleverage of 160 basis points and the decline in gross margin.

•International operating income decreased $17.7 million and operating margin declined 660 basis points. The decline in operating margin was driven by operating expense deleverage of 480 basis points, the decline in gross margin of 120 basis points, and the decline in Asia joint venture performance due to COVID-19 related shutdowns.

•Corporate operating expenses decreased $0.9 million, which positively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Three Months Ended September 30,
(in millions, except percentages)	2022	2021	% Change
Interest expense, net	$26.8	$13.5	98.5%

Interest expense, net, increased $13.3 million, or 98.5%. The increase in interest expense, net, was primarily driven by increased average levels of outstanding debt and higher interest rates on our variable rate debt.

INCOME TAX PROVISION

	Three Months Ended September 30,
(in millions, except percentages)	2022	2021	% Change
Income tax provision	$41.1	$58.7	(30.0)%
Effective tax rate	23.5%	24.9%

Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $17.6 million due to a decrease in income before income taxes. Our effective tax rate for the three months ended September 30, 2022 as compared to the same prior year period declined by 140 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the three months ended September 30, 2022 included the net favorable impact of discrete items. The effective tax rate as compared to the U.S. federal statutory tax rate for the three months ended September 30, 2021 included the favorable impact of the deductibility of stock compensation in the U.S. and included a net unfavorable impact of other discrete items.

NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2021

    The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Nine Months Ended September 30,
(in millions, except percentages and per share amounts)	2022		2021
Net sales	$3,733.8	100.0%	$3,571.2	100.0%
Cost of sales	2,173.4	58.2	2,017.0	56.5
Gross profit	1,560.4	41.8	1,554.2	43.5
Selling and marketing expenses	744.7	19.9	658.3	18.4
General, administrative and other expenses	296.6	7.9	254.9	7.1
Equity income in earnings of unconsolidated affiliates	(14.4)	(0.4)	(20.5)	(0.6)
Operating income	533.5	14.3	661.5	18.5

Other expense, net:
Interest expense, net	71.4	1.9	45.8	1.3
Loss on extinguishment of debt	—	—	23.0	0.6
Other income, net	(1.5)	—	(0.3)	—
Total other expense, net	69.9	1.9	68.5	1.9

Income from continuing operations before income taxes	463.6	12.4	593.0	16.6
Income tax provision	(107.5)	(2.9)	(143.9)	(4.0)
Income from continuing operations	356.1	9.5	449.1	12.6
Loss from discontinued operations, net of tax	(0.8)	—	(0.6)	—
Net income before non-controlling interests	355.3	9.5	448.5	12.6
Less: Net income (loss) attributable to non-controlling interests	1.3	—	(0.2)	—
Net income attributable to Tempur Sealy International, Inc.	$354.0	9.5%	$448.7	12.6%

Earnings per common share:

Basic
Earnings per share for continuing operations	$2.01		$2.26
Loss per share for discontinued operations	—		—
Earnings per share	$2.01		$2.26

Diluted
Earnings per share for continuing operations	$1.95		$2.18
Loss per share for discontinued operations	—		—
Earnings per share	$1.95		$2.18

Weighted average common shares outstanding:
Basic	176.2		198.9
Diluted	181.5		205.9

NET SALES

	Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$2,866.4	$2,986.0	$2,577.2	$2,647.5	$289.2	$338.5
Direct	867.4	585.2	376.6	369.6	490.8	215.6
Total net sales	$3,733.8	$3,571.2	$2,953.8	$3,017.1	$780.0	$554.1

    Net sales increased 4.6%, and on a constant currency basis increased 6.3%. The change in net sales was driven by the following:

•North America net sales decreased $63.3 million, or 2.1%. Net sales in the Wholesale channel decreased $70.3 million, or 2.7%, primarily driven by macroeconomic pressures impacting U.S. consumer behavior and the unfavorable impact of our ERP system transition. Net sales in the Direct channel increased $7.0 million, or 1.9%.

•International net sales increased $225.9 million, or 40.8%. On a constant currency basis, International net sales increased 50.9%. Net sales in the Wholesale channel decreased 5.4% on a constant currency basis. Net sales in the Direct channel increased 139.2% on a constant currency basis, primarily driven by the acquisition of Dreams in August 2021.

GROSS PROFIT

	Nine Months Ended September 30,
	2022		2021
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$1,138.9	38.6%	$1,236.4	41.0%	(2.4)%
International	421.5	54.0%	317.8	57.4%	(3.4)%
Consolidated gross margin	$1,560.4	41.8%	$1,554.2	43.5%	(1.7)%

    Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

    Gross margin declined 170 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin declined 240 basis points. The decline in gross margin was primarily driven by operational investments to service our customers of 160 basis points and price increases to customers without a benefit to margin of 160 basis points. Additionally, we incurred $7.7 million of manufacturing facility ERP system transition costs and $4.2 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., which contributed to the decline in gross margin. These declines were partially offset by favorable mix of 140 basis points.

•International gross margin declined 340 basis points. The decline in gross margin was driven by unfavorable mix of 160 basis points, price increases to customers without a benefit to margin of 150 basis points and the acquisition of Dreams in August 2021. Dreams' margin profile is lower than our historical international margins as they sell a variety of products across a range of price points. These declines were partially offset by increased royalties of 110 basis points.

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

	Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$337.4	$310.3	$285.3	$271.8	$52.1	$38.5	$—	$—
Other selling and marketing expenses	407.3	348.0	212.5	214.2	179.7	114.5	15.1	19.3
General, administrative and other expenses	296.6	254.9	134.6	122.6	68.9	45.4	93.1	86.9
Total operating expenses	$1,041.3	$913.2	$632.4	$608.6	$300.7	$198.4	$108.2	$106.2

    Operating expenses increased $128.1 million, or 14.0%, and increased 230 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $23.8 million, or 3.9%, and increased 120 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising investments and expansion of our company-owned store strategy. Additionally, we incurred $3.2 million of professional fees related to the manufacturing facility ERP system transition and $1.8 million of restructuring costs associated with headcount reductions. These investments were partially offset by decreased variable compensation expense.

•International operating expenses increased $102.3 million, or 51.6%, and increased 280 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by the acquisition of Dreams and other selling and marketing investments. Additionally, we incurred $0.6 million of restructuring costs associated with headcount reductions.

•Corporate operating expenses increased $2.0 million, or 1.9%. The increase in operating expenses was primarily driven by $2.7 million of restructuring costs associated with headcount reductions and $1.2 million of expenses related to manufacturing facility ERP system transition, offset by decreased variable compensation expense.

    Research and development expenses were $22.1 million for the nine months ended September 30, 2022 as compared to $19.9 million for the nine months ended September 30, 2021, an increase of $2.2 million, or 11.1%.

OPERATING INCOME

	Nine Months Ended September 30,
	2022		2021
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$506.5	17.1%	$627.8	20.8%	(3.7)%
International	135.2	17.3%	139.9	25.2%	(7.9)%
	641.7		767.7
Corporate expenses	(108.2)		(106.2)
Total operating income	$533.5	14.3%	$661.5	18.5%	(4.2)%

Operating income decreased $128.0 million and operating margin declined 420 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income decreased $121.3 million and operating margin declined 370 basis points. The decline in operating margin was primarily driven by the decline in gross margin of 240 basis points and operating expense deleverage of 120 basis points.

•International operating income decreased $4.7 million and operating margin declined 790 basis points. The decline in operating margin was primarily driven by the decline in gross margin of 340 basis points, operating expense deleverage of 280 basis points and the decline in Asia joint venture performance due to COVID-19 related shutdowns performance of 190 basis points.

•Corporate operating expenses increased $2.0 million, which negatively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	% Change
Interest expense, net	$71.4	$45.8	55.9%

Interest expense, net, increased $25.6 million, or 55.9%. The increase in interest expense, net, was primarily driven by increased average levels of outstanding debt and higher interest rates on our variable rate debt.

LOSS ON EXTINGUISHMENT OF DEBT

In the first half of 2021, we issued our 2029 Senior Notes and we redeemed our 2023 Senior Notes and our 2026 Senior Notes. Accordingly, we incurred $23.0 million of loss on extinguishment of debt in 2021.

INCOME TAX PROVISION

	Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	% Change
Income tax provision	$107.5	$143.9	(25.3)%
Effective tax rate	23.2%	24.3%

Our income tax provision decreased $36.4 million due to a decrease in income before income taxes. Our effective tax rate for the nine months ended September 30, 2022 as compared to the same prior year period declined 110 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the nine months ended September 30, 2022 included the net favorable impact of the deductibility of stock compensation in the U.S., which were offset by the unfavorable impact of other discrete items. The effective tax rate as compared to the U.S. federal statutory rate for the for the nine months ended September 30, 2021 included the favorable impact of the deductibility of stock compensation in the U.S., which were offset by the net unfavorable impact of other discrete items.

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

As of September 30, 2022, we had net working capital of $198.5 million, including cash and cash equivalents of $94.1 million, as compared to a working capital of $222.2 million, including cash and cash equivalents of $300.7 million, as of December 31, 2021.

At September 30, 2022, total cash and cash equivalents were $94.1 million, of which $23.9 million was held in the U.S. and $70.2 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash provided by (used in) continuing operations:
Operating activities	$283.5	$597.5
Investing activities	(224.8)	(508.0)
Financing activities	(234.1)	356.4

Cash provided by operating activities from continuing operations decreased $314.0 million in the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease in cash provided by operating activities was driven by increased inventory investments, as well as the reduction of net income. Our inventory increased significantly in the first nine months of 2022 as we increased our safety stock of Tempur-Pedic® finished goods, adjustable bases and raw materials to better support our customers.

Cash used in investing activities from continuing operations decreased $283.2 million in the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease in cash used in investing activities was driven by the Dreams acquisition in August 2021, which is partially offset by increased capital expenditures in 2022.

Cash used in financing activities from continuing operations increased $590.5 million in the nine months ended September 30, 2022 as compared to the same period in 2021. For the nine months ended September 30, 2022, we had net borrowings of $468.8 million on our credit facilities as compared to net borrowings of $988.4 million in the same period in 2021, which included proceeds of $1.6 billion from the issuance of our 2029 and 2031 Senior Notes, partially offset by repayments of $250.0 million of our 2023 Senior Notes and $600.0 million of our 2026 Senior Notes in 2021. During the nine months ended September 30, 2022 and 2021, we repurchased $637.2 million and $565.8 million, respectively, of our common stock.

Cash Used in Discontinued Operations

Net cash used in operating, investing and financing activities from discontinued operations for the periods ended September 30, 2022 and 2021 was not material.

Capital Expenditures

Capital expenditures totaled $216.0 million and $82.1 million for the nine months ended September 30, 2022 and 2021, respectively. We currently expect our 2022 capital expenditures to be over $275 million, which includes spend for our new foam-pouring plant in Crawfordsville, Indiana, and other manufacturing and distribution capacity expansion and growth initiatives. We expect our capital expenditures to decrease significantly in 2023 and return to normal levels of spend thereafter.

Indebtedness

Our total debt increased to $2,824.7 million as of September 30, 2022 from $2,353.2 million as of December 31, 2021. Total availability under our revolving senior secured credit facility was $425.4 million as of September 30, 2022, which matures in 2024. Refer to Note 5, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

As of September 30, 2022, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, in accordance with our 2019 Credit Agreement was 2.77 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of September 30, 2022, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock. During the nine months ended September 30, 2022, we repurchased 17.6 million shares under our share repurchase program for $591.2 million. As of September 30, 2022, we had $809.5 million remaining under our share repurchase authorization.

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

Future Liquidity Sources and Uses

As of September 30, 2022, we had $519.5 million of liquidity, including $94.1 million of cash on hand and $425.4 million available under our revolving senior secured credit facility. In addition, we expect to generate cash flow from operations in the full year 2022. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures and debt service obligations.

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

The Board of Directors declared a dividend of $0.10 per share for the fourth quarter of 2022. The dividend is payable on December 1, 2022 to shareholders of record as of November 17, 2022.

As of September 30, 2022, we had $2,824.7 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $2,731.9 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 2.77 times for the trailing twelve months ended September 30, 2022. Our target range for our ratio of consolidated indebtedness less netted cash, which is a non-GAAP financial measure, is 2.0 to 3.0 times.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended September 30, 2022 and 2021:

	Three Months Ended
(in millions, except per share amounts)	September 30, 2022	September 30, 2021
Net income	$132.7	$177.4
Loss from discontinued operations, net of tax (1)	0.8	0.1
ERP system transition (2)	2.7	—
Operational start-up costs (3)	1.8	—
Restructuring costs (4)	1.2	—
Acquisition-related costs (5)	—	2.3
Adjusted income tax provision (6)	(1.4)	(0.2)
Adjusted net income	$137.8	$179.6

Adjusted earnings per common share, diluted	$0.78	$0.88

Diluted shares outstanding	177.0	203.4

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the third quarter of 2022, we recorded $2.7 million of charges related to the transition of our ERP system. Cost of sales included $2.3 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel. Operating expenses included $0.4 million, primarily related to professional fees.

(3)
In the third quarter of 2022, we incurred $1.8 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S. Cost of sales and operating expenses included personnel and facility related costs of $1.7 million and $0.1 million, respectively.

(4)	In the third quarter of 2022, we recorded $1.2 million of restructuring costs primarily associated with headcount reductions.
(5)	In the third quarter of 2021, we recorded $2.3 million of acquisition-related stamp taxes associated with the acquisition of Dreams.
(6)	Adjusted income tax provision represents the tax effects associated with the aforementioned items.

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

The following table sets forth the reconciliation of the Company's reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended September 30, 2022.

	Three Months Ended September 30, 2022
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,283.3		$1,057.7		$225.6		$—

Gross profit	$541.1	42.2%	$420.7	39.8%	$120.4	53.4%	$—
Adjustments:
ERP system transition (1)	2.3		2.3		—		—
Operational start-up costs (2)	1.7		1.7		—		—
Total adjustments	4.0		4.0		—		—

Adjusted gross profit	$545.1	42.5%	$424.7	40.2%	$120.4	53.4%	$—

Operating income (expense)	$201.0	15.7%	$205.0	19.4%	$32.6	14.5%	$(36.6)
Adjustments:
ERP system transition (1)	2.7		2.7		—		—
Operational start-up costs (2)	1.8		1.8		—		—
Restructuring costs (3)	1.2		—		0.6		0.6
Total adjustments	5.7		4.5		0.6		0.6

Adjusted operating income (expense)	$206.7	16.1%	$209.5	19.8%	$33.2	14.7%	$(36.0)

The following table sets forth the Company's reported gross profit and the reconciliation of the Company's operating income (expense) to the calculation of adjusted operating income (expense) for the three months ended September 30, 2021. The Company had no adjustments to gross profit for the three months ended September 30, 2021.

	Three Months Ended September 30, 2021
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,358.3		$1,120.0		$238.3		$—

Gross profit	$577.1	42.5%	$447.1	39.9%	$130.0	54.6%	$—

Operating income (expense)	$249.8	18.4%	$237.0	21.2%	$50.3	21.1%	$(37.5)
Adjustments:
Acquisition-related costs (4)	2.3		—		2.3		—
Adjusted operating income (expense)	$252.1	18.6%	$237.0	21.2%	$52.6	22.1%	$(37.5)

(1)
In the third quarter of 2022, we recorded $2.7 million of charges related to the transition of our ERP system. Cost of sales included $2.3 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel. Operating expenses included $0.4 million, primarily related to professional fees.

(2)
In the third quarter of 2022, we incurred $1.8 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S. Cost of sales and operating expenses included personnel and facility related costs of $1.7 million and $0.1 million, respectively.

(3)	In the third quarter of 2022, we recorded $1.2 million of restructuring costs primarily associated with headcount reductions.
(4)	In the third quarter of 2021, we recorded $2.3 million of acquisition-related stamp taxes associated with the acquisition of Dreams.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended September 30, 2022 and 2021:

	Three Months Ended
(in millions)	September 30, 2022	September 30, 2021
Net income	$132.7	$177.4
Interest expense, net	26.8	13.5
Income taxes	41.1	58.7
Depreciation and amortization	44.8	45.6
EBITDA	$245.4	$295.2
Adjustments:
Loss from discontinued operations, net of tax (1)	0.8	0.1
ERP system transition (2)	2.7	—
Operational start-up costs (3)	1.8	—
Restructuring costs (4)	1.2	—
Acquisition-related costs (5)	—	2.3
Adjusted EBITDA	$251.9	$297.6

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the third quarter of 2022, we recorded $2.7 million of charges related to the transition of our ERP system. Cost of sales included $2.3 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel. Operating expenses included $0.4 million, primarily related to professional fees.

(3)	In the third quarter of 2022, we recorded $1.8 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S.
(4)	In the third quarter of 2022, we recorded $1.2 million of restructuring costs primarily associated with headcount reductions.
(5)	In the third quarter of 2021, we recorded $2.3 million of acquisition-related stamp taxes associated with the acquisition of Dreams.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended September 30, 2022:

Trailing Twelve Months Ended
(in millions)	September 30, 2022
Net income	$529.8
Interest expense, net	91.9
Income tax provision	161.9
Depreciation and amortization	180.4
EBITDA	$964.0
Adjustments:
Loss from discontinued operations, net of tax (1)	0.9
ERP system transition (2)	12.1
Restructuring costs (3)	5.3
Operational start-up costs (4)	4.9
Adjusted EBITDA	$987.2

Consolidated indebtedness less netted cash	$2,731.9

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	2.77 times

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	In the trailing twelve months ended September 30, 2022, we recognized $12.1 million of charges related to the transition of our ERP system.
(3)	In the trailing twelve months ended September 30, 2022, we recognized $5.3 million of restructuring costs primarily associated with headcount reductions.
(4)	In the trailing twelve months ended September 30, 2022, we recognized $4.9 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S.

Under the 2019 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the trailing twelve months ended September 30, 2022, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA is 2.77 times for the trailing twelve months ended September 30, 2022. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of September 30, 2022. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	September 30, 2022
Total debt, net	$2,803.2
Plus: Deferred financing costs (1)	21.5
Consolidated indebtedness	2,824.7
Less: Netted cash (2)	92.8
Consolidated indebtedness less netted cash	$2,731.9

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. Management has reassessed the quantitative and qualitative market risk disclosures described in our Annual Report on Form 10-K and determined there were no material changes to market risks for the nine months ended September 30, 2022.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2022, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2022:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1, 2022 - July 31, 2022	192,378		$24.99	192,378	$829.7
August 1, 2022 - August 31, 2022	403,646	(1)	$27.51	401,867	$818.7
September 1, 2022 - September 30, 2022	351,046	(1)	$26.35	346,921	$809.5
Total	947,070			941,166

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

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

4.4	Form of 3.875% Senior Notes due 2031 (included in Exhibit 10.1 (but numbered 4.1) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)
4.5	Description of Securities (filed as Exhibit 4.12 to the Registrant's Annual Report on Form 10-K as filed on February 22, 2022). (1)
10.1
Amended and Restated Employment and Non-Competition Agreement dated as of July 6, 2022 between Tempur Sealy International, Inc. and Scott L. Thompson (as filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on July 7, 2022). (1)

10.2	Non-Qualified Premium-Priced Stock Option Agreement dated July 6, 2022 (as filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on July 7, 2022). (1)
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: November 9, 2022	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer