Form 10-K
period 2022-12-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2023-02-17
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
Large Accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes ☒ No
The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2022, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was approximately $3,565,264,061.
The number of shares outstanding of the registrant’s common stock as of February 13, 2023 was 172,099,319 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

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
Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events (including the Russia-Ukraine conflict), natural disasters or pandemics, including COVID-19 and their impact on raw material prices, labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; the ability to realize all synergies and benefits of acquisitions; our reliance on information technology and the associated risks involving potential security lapses and/or cyber-based attacks; deterioration in labor relations; the possibility of exposure of product liability and premises liability claims; our ability to protect our intellectual property; disruptions to the implementation of our strategic priorities and business plan caused by changes in our executive management team; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.
Other potential risk factors include the factors discussed under the heading "Risk Factors" under Part I, ITEM 1A of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.
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

Our powerful distribution model operates through an omni-channel strategy. Our products are sold through third-party retailers, our more than 700 company-owned stores and our e-commerce platforms. We have a global manufacturing footprint with approximately 12,000 employees around the world. Tempur Sealy has a strong competitive presence in the bedding marketplace with a leadership position that comes from product and service quality, culture, strategy and people, backed with financial strength and a disciplined approach to returning value to shareholders.

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

We have a balanced approach to capital allocation that includes investments in our operations to facilitate long-term growth and returning capital to shareholders via quarterly cash dividends and share repurchases. From time to time, we also look at acquisition opportunities that could complement and strengthen our core business. When doing so, we seek to balance our assessment of the industry environment, our business outlook and the potential for further strategic expansion, while also prudently managing our business.

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

In order to achieve our goal to improve the sleep of more people, every night, all around the world, one of our strategic initiatives is to leverage and strengthen our comprehensive portfolio of iconic brands and products. Our portfolio of product brands includes many highly recognized brands, including Tempur-Pedic®, Sealy® and Stearns & Foster®, which are described below:

•Tempur-Pedic® - Founded in 1991, the Tempur brand is our specialty innovation category leader designed to provide life changing sleep for our wellness-seeking consumers. Our proprietary Tempur material precisely adapts to the shape, weight and temperature of the consumer and creates fewer pressure points, reduces motion transfer and provides personalized comfort and support. Tempur-Pedic was awarded #1 in Customer Satisfaction for the retail mattress segment in the J.D. Power 2022 Mattress Satisfaction Report for the fourth year in a row. In addition, Tempur-Pedic was also awarded #1 in Customer Satisfaction for the online mattress segment in the same report.

•Stearns & Foster® - The Stearns & Foster brand offers our consumers high quality mattresses built by certified craftsmen who have been specially trained. Founded in 1846, the brand is designed and built with precise engineering and relentless attention to detail and fuses new innovative technologies with time-honored techniques, creating supremely comfortable beds.

•Sealy® - The Sealy brand originated in 1881 in Sealy, Texas, and for over a century has focused on offering trusted comfort, durability and excellent value while maintaining contemporary styles and great support. The Sealy Posturepedic® brand, introduced in 1950, was engineered to provide all-over support and body alignment to allow full relaxation and deliver a comfortable night's sleep. Sealy was voted America's most-trusted mattress brand by American shoppers in the 2021 American Brand Trust Study. Sealy is also the #1 best-selling mattress brand according to Furniture Today's 2021 Top 20 U.S. Bedding Producers methodology, which includes Stearns & Foster.

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

•Dreams® - Dreams is the leading specialty bedding retailer in the United Kingdom ("U.K."). As a multi-branded retailer, Dreams sells a variety of products across a range of price points. In addition to operating over 200 brick-and-mortar stores and an e-commerce channel throughout the U.K., Dreams also manufacturers the majority of the bedding products it sells in-house.

•SOVA - SOVA is a highly respected and well-established premium bedding chain in Sweden. Our stores are connected to the urban areas of Stockholm, Gothenburg and Malmö. The assortment primarily focuses on premium to ultra-premium brands and well trained sales staff targeting to sell quality beds with a very high average selling price.

In 2023, we plan to complete the rollout of a complete refresh of our North American Stearns & Foster® portfolio that began in 2022. The new line is designed to further distinguish our high-end traditional innerspring brand and includes superior technologies, clear product step-up stories, and a new, contemporary look.

We also expect to launch a new portfolio of Tempur-Pedic® Breeze mattresses and Tempur-Ergo® Smart Bases in 2023. The new lineup of Tempur-Pedic® Breeze products builds upon our successful legacy Breeze portfolio. The updated collection features incremental innovation and technologies that were designed to be a solution to the most common causes of poor sleep, including aches and pains, sleeping hot and snoring. The upgraded Tempur-Ergo® Smart Base assortment features improved ergonomic design with new, proprietary lumbar support, upgraded Sleeptracker-AI® technology and industry-leading relaxation modes, including Wave FormTM massage.

In our International segment, we are launching an all-new line of Tempur® products in over 90 markets through our wholly-owned subsidiaries and third-party distributors in 2023. This new line of products will broaden Tempur®'s price range, with the super-premium price point ceiling maintained and the floor expanded into the premium category to expand our global addressable market.

Omni-Channel Distribution

Our primary selling channels are Wholesale and Direct. These channels align to the operating margin characteristics of our business and our marketplace.

One of Tempur Sealy's long-term initiatives is to be wherever the consumer wants to shop, and our wholesale business strategy brings this key business initiative to life by growing our share with existing customers, gaining new business and expanding into new channels of distribution. In 2022, we continued to drive this initiative, as we increased the number of wholesale doors retailing our products, launched e-commerce websites for Sealy® and Stearns & Foster® in the U.S. and expanded our company-owned store footprint around the world.

We are continuing to expand our Direct channel to strengthen our distribution footprint and provide alternatives to allow the customer to shop on their preferred terms - whether online or in-store. Our Direct channel includes company-owned stores, online and call centers and represented 23.3% of net sales in 2022. The Direct channel growth rate has surpassed the Wholesale growth rate over the last few years, and we anticipate the Direct channel will continue to grow as a percentage of net sales in future years. Our expanded direct channel distribution complements our wholesale business, and we believe this balanced approach enhances the overall global sales potential and profitability of Tempur Sealy.

For consumers that prefer to purchase directly from the manufacturer and are seeking a more personalized and educational sales experience, we have over 700 retail stores worldwide, including our retail stores owned through our international joint venture operations.

As of December 31, 2022, we had 98 Tempur-Pedic® retail stores throughout the U.S. that provide a low-pressure environment to explore the comprehensive line up of our Tempur-Pedic® products. Each showroom features knowledgeable, non-commissioned Brand Ambassadors who educate potential customers on Tempur-Pedic® products in a relaxed, comfortable environment. Going forward, we expect our strategy for opening additional locations of Tempur-Pedic® retail stores to remain consistent with our previous expansion approach.

In addition to our high-end Tempur-Pedic® retail stores, we operate Sleep Outfitters®, a regional bedding retailer that had 107 stores in 2022. Sleep Outfitters is a specialty mattress retailer that serves consumers across all price points with its extensive selection of Tempur-Pedic®, Sealy® and Stearns & Foster® products. We also operate Dreams®, which has developed a successful multi-channel sales strategy, with over 200 brick and mortar retail locations in the U.K., an industry-leading online channel, as well as manufacturing and delivery assets.

Our third-party retailers, Tempur-Pedic® retail stores, Dreams® and Sleep Outfitters®, and our other company-owned store concepts reach the vast majority of consumers who still prefer to touch and feel a mattress and speak to a retail sales associate prior to making a purchase decision. However, our consumer insights also demonstrate that there is a growing segment of the population that prefers to purchase products online and, to a lesser degree, via a call center. As such, having an omni-channel presence is more important than ever, with most customers completing research and shopping both online and in-stores before making their purchase decision.

For customers that prefer the convenience of making purchases online and having their bedding products delivered right to their front door, we have evolved our distribution model to include multiple online options to reach those that want to purchase our products without the need to go into a brick-and-mortar store. We further expanded this initiative in 2022 with the opening of direct-to-consumer e-commerce platforms for Sealy® and Stearns & Foster® in the U.S.

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

Seasonality

We believe that sales of products to furniture and bedding stores are typically subject to modest seasonality inherent in the bedding industry, with sales expected to be generally lower in the second and fourth quarters. Sales in a particular quarter can also be impacted by competitive industry dynamics and global macroeconomic conditions. Additionally, the U.S. bedding industry generally experiences increases in sales around holidays and promotional periods.

Operations

Manufacturing and Distribution

Our products are currently manufactured and distributed through our global network of facilities. For a list of our principal manufacturing and distribution facilities, please refer to ITEM 2, "Properties".

Suppliers

We obtain the raw materials used to produce our pressure-relieving Tempur® material and components used in the manufacture of Tempur-Pedic® products from third-party sources. We currently acquire chemicals and proprietary additives for Tempur-Pedic® products as well as other components such as textiles from a number of suppliers with manufacturing locations around the world. These supplier relationships may be modified in order to maintain quality, cost and delivery expectations. All critical components are purchased under supply agreements. We do not consider ourselves to be dependent in the long term upon any single outside vendor as a source of supply to our bedding business, and we believe over time that sufficient alternate sources of supply for the same, similar or alternate components will become available.

Raw materials for Sealy® and non-branded products consist mainly of polyethylene foam, textiles and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we source the majority of our requirements for polyurethane foam components and spring components for our Sealy and Stearns & Foster mattress units from key suppliers for each component. We also purchase a significant portion of our Sealy foundation parts from third-party sources.

Additionally, we source our adjustable bed bases and foundations from third-party manufacturers. These are purchased under supply agreements from a limited number of key suppliers. These products are dependent on components supply chains originating in China. We believe over time that sufficient alternate sources of supply for the same or similar products will be available outside of China from our current or alternate suppliers. For further information regarding the loss of suppliers and disruptions in the supply of our raw materials and components on the Company, please refer to "Risk Factors" in ITEM 1A of Part I of this Report.

The rapid increase in demand experienced in 2021 for bedding products challenged the entire bedding industry and supply chain, including our business. This broad-based increase in demand coupled with supply chain constraints, which continued in 2022, has created operational challenges for production. This constrained production for certain products increased our production costs in 2021 and 2022, and may continue to do so. We have taken actions and made numerous investments to expand capacity, diversify our suppliers and increase our safety stock to reduce these challenges going forward and position ourselves to service the long-term demand outlook for our brands and products.

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

As of December 31, 2022, we held hundreds of trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. Tempur®, Tempur-Pedic®, Sealy®, Sealy Posturpedic® and Stearns & Foster® are our trademarks registered with the U.S. Patent and Trademark Office, as are many other of our registered trademarks and pending applications. Each U.S. trademark registration is renewable indefinitely as long as the trademark remains in use. We also own numerous trademarks, trade names, service marks, logos and design marks in the U.S. and a number of other countries, including Dreams and SOVA. In addition, we license the Bassett® trade name in various territories under a long-term agreement.

We derive income from royalties by licensing Sealy®, Stearns & Foster® and Tempur® brands, technology and trademarks to other manufacturers. Under the license arrangements, licensees have the right to use certain trademarks and current proprietary and/or patented technology. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. For the year ended December 31, 2022, our licensing activities as a whole generated royalties of approximately $31.8 million.

Governmental Regulation

Our operations are subject to international, federal, state and local consumer protection and other regulations, primarily relating to the mattress and pillow industry. These regulations vary among the states, countries and localities in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as "new" or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission (“CPSC”) has adopted rules relating to fire retardancy standards for the mattress industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these standards may require modifications to our products to comply with such changes. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products and the conduct of our operations and facilities. We have made and will continue to make expenditures necessary to comply with these requirements. Currently these expenditures are immaterial to our financial results. For a discussion of the risks associated with our compliance programs in connection with these regulations, please refer to "Risk Factors" under Part I, Item 1A of this Report.

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

In connection with sales of our products and operation of our business, we collect and process personal data from our customers and employees. As such, we are subject to certain laws and regulations relating to information technology security and personal data protection and privacy. For example, in 2018, the European Union ("EU") adopted the General Data Protection Regulation ("GDPR"). The GDPR imposed a new and expanded set of ongoing compliance requirements on companies, including us, that process personal data from citizens living in the EU. In addition, there are country-specific data privacy laws in Europe which tend to follow the principles laid out in the GDPR, but in some cases, impose additional requirements on data controllers. Several U.S. states have also recently introduced legislation offering similar protections to resident citizens to that provided under the GDPR, such as the California Privacy Rights Act ("CPRA") (which amends the California Consumer Privacy Act ("CCPA")), the Virginia Consumer Data Protection Act ("VCDPA"), the Colorado Privacy Act ("CPA"), the Connecticut Data Privacy Act ("CTDPA") and the Utah Consumer Privacy Act (“UCPA”) (together the "U.S. state privacy laws"). These U.S. state privacy laws grant consumers certain rights related to their personal information, such as access to and deletion of their personal information, placing strict data collection requirements on businesses, including ours. In the Asia-Pacific region, several data privacy laws regulate the processing of personal data of resident citizens and compliance requirements vary widely. For example, in 2021, the People's Republic of China recently consolidated its existing data privacy laws into one overarching regime with the introduction of the Personal Information Protection Law ("PIPL"). The PIPL is widely considered one of the strictest data privacy laws in the world, with significant restrictions placed on businesses transferring personal information outside of China or use without separate citizen consent. We have implemented a global compliance system, appointed dedicated resources and have put reasonable measures in place to facilitate adherence to the continuing compliance requirements of applicable worldwide data privacy laws such as the GDPR, CPRA, CCPA, VCDPA, CPA, CTDPA, UCPA and PIPL.
Environmental, Social and Corporate Governance ("ESG")

We recognize that as a corporate citizen we have a responsibility to protect our communities and environment. Our executive leadership and board members believe that our success as an organization must be inclusive of our impact on our communities, employees, customers and environment. The Nominating and Corporate Governance Committee of our Board of Directors oversees our practices and positions relating to ESG issues. Our Chairman and CEO has ultimate responsibility for the Company's ESG performance. Executive officers are held accountable for the Company's ESG performance through the Company's performance-based long-term equity incentive plan.

We believe that sound ESG practices can help identify, manage and mitigate risks while contributing to the financial success of our business. Below are some highlights of the progress we made on certain of our ESG initiatives in 2022:

Environment

•Improved the percent of waste diverted from landfills from our U.S. wholly owned manufacturing operations to 100% for the trailing twelve months ended September 30, 2022, compared to 96% in 2021
•Expanded our commitment to achieving zero landfill waste to include our corporate offices and our research and development facilities by 2025
•Achieved a 3% reduction in greenhouse gas emissions per unit produced at our wholly owned manufacturing and logistics operations compared to the prior year, furthering our progress towards our goal of achieving carbon neutrality by 2040
•Substantially aligned our sustainability reporting to the Task Force on Climate-Related Financial Disclosures (TCFD) framework in 2022
•Formalized our ESG processes and stances in a new Environmental Policy Statement

Purpose

•Launched our new Sealy® NaturalsTM mattress collection made with sustainable and responsibly sourced materials
•Continued to bring industry-leading innovation to market that provides consumers with higher quality sleep at a variety of price points
•Contributed over $1 million through the Tempur Sealy Foundation and donated more than 8,300 mattresses worth approximately $13.7 million

People

•Completed the implementation of a new global enterprise resource planning ("ERP") system, which is expected to fortify our cybersecurity and drive long-term efficiencies across our global operation

•Increased the percentage of U.S. employee base that self identifies as a minority from 47% to 49%, and increased percentage of U.S. employee base that self identifies as female from 30% to 32%
•Increased the number of women represented on our Board of Directors from 33% to 43%
•Embedded ESG as a metric in executive leadership's 2022 compensation program

Human Capital Management

As a global organization, our workforce is important to us. We believe a key driver of long-term success is the strength of our workforce and we are committed to investing in our workforce. As part of our commitment to our workforce, we focus on the following key areas noted below:

Diversity, Equity and Inclusion

We have a diverse global workforce that includes a range of skill sets, perspectives, backgrounds, ethnicity, genders and qualifications. We are committed to fostering a culture that is inclusive and representative of the communities where we operate. As an Equal Employment Opportunity Employer, we are committed to providing opportunities to all employees and applicants and prohibiting discrimination and harassment. The following are some of the actions that we take to realize our commitment to equal opportunity employment:

•Promote the consideration of a diverse slate of qualified candidates during the hiring process
•Employ a uniform, global process for determining compensation based on experience and skill sets to remove potential biases
•Conduct outreach with organizations in each of our local communities to increase the flow of minority, female, veteran and disabled applicants for employment
•Analyze gender and minority pay equity regularly and adjust as warranted
•Participate in external, community-based activities sponsored by local organizations, including those that assist women, minorities and veterans

As part of ongoing efforts to provide transparency regarding initiatives to promote, track and measure our diversity, equity and inclusion efforts within our employee population, we disclosed additional metrics in our 2023 Corporate Social Values Report located on the Tempur Sealy Investor website at http://investor.tempursealy.com. Our website and the 2023 Corporate Social Values Report are not incorporated by reference into this Report.

People Development and Training

Our goal is to design and offer development opportunities that improve Company performance and meet employees' individual learning and development needs and ultimately strengthen our culture by reinforcing Company values. We use the 70/20/10 learning and development model. This approach gives employees the opportunity to develop their skills through a combination of job experience (70%), mentoring (20%) and formal training (10%). Training at Tempur Sealy includes, but is not limited to, formal training programs, leadership development mentorships, professional and industry conferences, and education assistance.

We offer employees access to a learning management system where they can take courses on a variety of individual and leadership development topics. All our professional employees have access to this system, and there are thousands of individual modules offered through our partnership with Skillsoft.

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

If a key supplier for an applicable component failed to supply components in the amount we require, this could significantly interrupt production of our products and increase our production costs in the near term. Such a disruption could occur for a variety of reasons, including changes in international trade duties and other aspects of international trade policy, labor shortages, natural disasters or climate-change related events (including severe weather events), pandemics and political events. If we are not able to successfully mitigate such supply chain risks, we could experience disruptions in production or increased costs, which may result in a decrease in our gross margin or reduced sales, and have a material adverse effect on our business, results of operations and financial condition.

Changes in economic conditions, including inflationary trends in the price of our input costs, such as raw materials, has adversely affected our business and financial results and could continue to do so in the future.

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

We have experienced and may continue to experience, volatility and increases in the price of certain of these raw materials as a result of global market and supply chain disruptions and the broader inflationary environment related to the ongoing macroeconomic conditions.

Throughout 2022, we implemented pricing actions to mitigate these known commodity headwinds. To the extent we are unable to absorb higher costs, or pass any such higher costs to our customers, our gross margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

The ongoing COVID-19 pandemic, as well as other global health crises, could have a material adverse effect on our business, operations, or financial results in future periods.
The COVID-19 pandemic and it's variants, as well as periodic spikes in infection rates globally, and related responses are continuing to evolve and, therefore, could continue to present potential new risks to our business. We have seen and expect to continue to see that the COVID-19 pandemic has, and there may be other global health crises in the future that will have, effects on our business operations, including secondary and tertiary effects such as increased raw material prices, a decline in consumer confidence and spending, further increase in unemployment which could impact consumers' disposable income and, in turn, decrease sales of our products, required isolation in certain markets, disruptions in our supply chain, as the outbreak has disrupted travel, manufacturing and distribution throughout the world and increases in operating costs due to disruptions. As COVID-19 continues to evolve, or if similarly severe global health crises were to develop, the full extent of the impact and effects on our business, operations, liquidity, financial condition and results of operations remain uncertain and could be material. Any of these events could potentially result in a material adverse impact on our business and results of operations.

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
•our ability to pursue and successfully integrate potential acquisition opportunities; and
•general economic factors that impact consumer confidence, disposable income or the availability of consumer financing.

Our new product launches may not be successful due to development delays, failure of new products to achieve anticipated levels of market acceptance and significant costs associated with failed product introductions, which could adversely affect our revenues and profitability.

Each year we invest significant time and resources in research and development to improve our product offerings and launch new products. In 2022, we completed the launch of our refreshed Sealy portfolio of new models in our Posturepedic PlusTM, Posturepedic® and Essentials product lines. We also began the launch of a refreshed Stearns & Foster product line and introduced a new Sealy® Naturals™ product line in the U.S. In 2023, we expect to complete the launch of our refreshed Stearns & Foster® product line and begin the launch of a new line of Tempur® mattresses internationally. We also expect to launch a new portfolio of Tempur-Pedic® Breeze mattresses and Tempur-Ergo® Smart Bases in 2023. There are a number of risks that are inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Further, introduction costs and manufacturing inefficiencies may be greater than anticipated, while the rollout of the product could be delayed, each of which could impact profitability.

Because we depend on certain significant customers, a decrease or interruption in their business with us would reduce our sales and results of operations.

Our top five customers, collectively, accounted for approximately 32% of our net sales in 2022, and of these, one wholesale customer contributed over 15%. The credit environment in which our customers operate has been relatively stable over the past few years. However, there have been signs of deterioration in the U.S. retail sector, both nationally and regionally, including among our competitors. Some additional retailers that carry our products, as well as some of our competitors, may consolidate, undergo restructurings or reorganizations, may be acquired, experience financial difficulty or bankruptcy, or realign their affiliations, any of which could decrease the number of stores that carry our products, increase the ownership concentration in the retail industry or otherwise negatively impact the credit and retail environments in which we operate. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the impact of volume and other incentive programs related to these customers. Furthermore, if sales to our large customers grow, our credit exposure to these customers may also increase. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell products to them on favorable terms, if at all. A substantial decrease or interruption in business from these significant customers could result in the loss of future business and could reduce revenue, liquidity and profitability.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including cyber-based attacks, could harm our ability to effectively operate our business.

We rely on information technology systems to operate and manage our business and to process, maintain and safeguard information essential to our business as well as information relating to third-parties, including our customers, suppliers and employees. These systems are vulnerable to events beyond our reasonable control, including cyberattacks and security breaches, and we may be subject to failure of our current systems, or future upgrades, to operate effectively or to integrate with other systems. Such events could result in operational slowdowns, shutdowns or other difficulties; loss of revenues or market share; compromise or loss of sensitive or proprietary information; destruction or corruption of data; costs of remediation, upgrades, repair or recovery; breaches of obligations to third parties under privacy laws or contracts; or damage to our reputation or customer relationships; each of which, depending on the extent or duration of the event, could materially and adversely impact our business, operating results or financial condition. For example, we have implemented a new enterprise resource planning system ("ERP") across several of our global subsidiaries and in certain significant U.S. subsidiaries throughout 2020, 2021 and 2022. The new ERP system replaces a substantial portion of our legacy systems and if we are unable to successfully implement the replacement system or if errors or failures in the implementation process lead to production shutdowns, our business may be materially impacted and disrupted and we may be required to engage in unanticipated additional use of capital and other resources, which may adversely impact our results of operations or reduce our profitability. We also rely on third-party technology service providers in ordinary course operations of our Direct channel, such as website hosting, payment systems and digital advertising. We and our third-party service providers may be victims to cyber-based attacks and incidents from time to time, and failure to prevent, detect or remediate such events may disrupt our operations could and cause financial or reputational harm, including if insurance coverage is insufficient to cover all losses or all types of claims that may arise.

Furthermore, we are subject to a constantly evolving regulatory landscape of laws and regulations relating to information technology security and personal data protection and privacy, including but not limited to the EU's GDPR and California’s CCPA, each of which have imposed new and expanded compliance requirements on companies, including us, that process personal data from citizens living in applicable jurisdictions. Any failure to comply with applicable laws and regulations relating to information technology and data privacy, due to various factors within or outside of our control, could result in costly investigations from regulators and litigation, expose us to potentially significant penalties, and result in negative publicity that could damage our reputation and credibility.

Deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of December 31, 2022, we had approximately 12,000 full-time employees. Our joint ventures also employ approximately 1,600 full-time employees. Approximately 18% of our employees are represented by various labor unions with separate collective bargaining agreements or government labor union contracts for certain international locations. Our North American collective bargaining agreements, which are typically three years in length, expire at various times during any given three year period. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew our various collective bargaining agreements on a timely basis or on favorable terms, or at all. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

In addition, the laws of certain foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the U.S. or the EU. Third parties, including competitors, may assert intellectual property infringement or invalidity claims against us that could be upheld. Intellectual property litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to protect our trade secrets or proprietary technology, or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others' proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all.

The loss of the services of any members of our executive management team could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

We depend on the continued services of our executive management team, whose average tenure with the Company is 15 years. Our executive team's leadership experience provides us with a competitive advantage, as the team sets clear initiatives for the organization and enhances high-performing teams by empowering them to act quickly, especially during challenging periods. The loss of key personnel could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our executive management team.

Regulatory, Legal and Financial Risks

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 26.9% of our net sales were generated outside of the U.S. in 2022. We conduct our business in a wide variety of currencies and are therefore subject to market risk relating to changes in foreign exchange rates. If the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, for example, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. In 2022, foreign currency exchange rate changes negatively impacted our net income by approximately 2.5% and negatively impacted adjusted EBITDA, which is a non-GAAP financial measure, by approximately 0.8%. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. Except for the use of foreign exchange forwards contracts described immediately below, we do not hedge the translation of foreign currency operating results into the U.S. dollar.

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

In addition, the instruments governing our debt contain customary financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities and reduce our flexibility to respond to changing business and economic conditions. Failure to comply with our debt covenants may result in a default or event of default under the related credit document. If such default or event of default is not cured or waived, as applicable, we may suffer adverse effects on our operations, business or financial condition, including acceleration of the maturity date of all amounts outstanding under our debt facilities. For further discussion regarding our debt covenants and compliance, refer to "Management's Discussion and Analysis" included in Part II, ITEM 7 of this Report and Note 6, "Debt," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

We entered into the Advance Pricing Agreement Program to resolve a tax matter in Denmark, and a failure to resolve the matter or a change in factors or circumstances could adversely impact our income tax expense, effective tax rate and cash flows.

We are a participant in the Advance Pricing Agreement Program (the "APA Program") for the tax years 2012 through 2024, under which the U.S. Internal Revenue Service ("IRS"), on our behalf, will negotiate directly with the Danish Tax Authority ("SKAT") with respect to the royalty to be paid by a U.S. subsidiary of the Company to the Company's Danish subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary. In December 2022, SKAT and the IRS agreed on a preliminary framework to conclude the Company's Danish tax matter for the years 2012 through 2024, which resulted in an income tax benefit recorded in the fourth quarter of 2022. The preliminary framework is expected to be finalized during 2023. If this matter is not resolved successfully or there is a change in facts or circumstances, we may be required to further increase our uncertain income tax provision or decrease our deferred tax asset related to this matter, which could have a material impact on the Company's reported earnings. For a description of these matters and additional information please refer to Note 13, "Income Taxes," to the accompanying Consolidated Financial Statements.

We are subject to risks from our international operations, such as complying with U.S. and foreign laws, foreign exchange exposure, tariffs, increased costs, political risks and our ability to expand in certain international markets, which could impair our ability to compete and our profitability.

We are a global company, selling our products in approximately 100 countries worldwide. We generated approximately 26.9% of our net sales outside of the U.S. in the year ended December 31, 2022. We operate through multiple wholly owned subsidiaries and we also participate in international license and joint venture arrangements with independent third parties.

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

We are subject to various regulatory requirements, including, but not limited to, trade, environmental, health and safety requirements, any violation of which may require costly expenditures and expose us to liability.

We, and our products, are subject to extensive regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission, the Consumer Product Safety Commission ("CSPC") and the U.S. Food and Drug Administration, and by similar international regulatory regimes. We are subject to various health and environmental provisions, such as California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986) and in our international jurisdictions we are subject to the medical devices regulatory authorities such as the Medicines and Healthcare products Regulatory Agency ("MHRA") and the International Chamber of Commerce Advertising and Marketing Communications Code. We are subject to laws and regulations both in the U.S. and internationally, relating to pollution, environmental protection and occupational health and safety, such as the Federal Water Pollution Control Act, and Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH"), amongst others. As a manufacturer of bedding and related products, we are subject to regulations governing the environment. Failure to comply with any of these regulatory requirements may result in liability exposure and costly expenditures to remediate or pay for liabilities. For example, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable if there has been a violation of the regulatory requirement, and the amount of such liability could be material. Further, any of the rules and regulatory requirements we are subject to may change from time to time, or may conflict. For example, our operations could be impacted by a number of pending legislative and regulatory proposals to address greenhouse gas emissions in the U.S. and other countries, including the Kyoto Protocol.

We may not be in complete compliance with any such requirements, or at all times, and though we have made and will continue to make expenditures to comply these regulatory requirements, violation of any of them or failure to comply could expose us to liability, subject us to monetary liabilities and could harm our business, reputation and financial condition.

Our pension plans are currently underfunded and we may be required to make cash payments to the plans, reducing our available cash.

We contribute to multi-employer pension plans according to collective bargaining agreements that cover certain union-represented employees. Participating in these multi-employer plans exposes us to potential liabilities if the multi-employer plan is unable to pay its underfunded obligations or we trigger a withdrawal event. The withdrawal liability is an exit fee for employers who cease contributions to multi-employer defined benefit pension plans with unfunded vested benefits. We participate in several plans which are in the Red Zone for 2022. A plan is in the Red Zone (Critical) if it has a current funded percentage of less than 65.0%. The following risks of participating in these multi-employer plans differ from single employer pension plan risks:

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

Climate change and related environmental issues could have a material adverse impact on us.

Climate-related events, such as an increase in frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions and other natural disasters, may have a long-term impact on our business, financial condition and results of operations. For example, such climate-related events could result in, among other things, physical damage to and complete or partial closure of one or more of our facilities, temporary or long-term disruption in the supply of products, increased insurance costs or loss of coverage, legal liability and reputational harm. While we seek to mitigate our business risks associated with climate events, we recognize that there are inherent climate-related risks regardless of where we conduct our business. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination.

Further, the long-term effects of climate change on general economic conditions and the mattress and pillow industries in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and other impacts of climate-related events may affect the availability or cost of goods and services, including natural resources and raw materials, necessary to run our business. While we continue to focus on strategies and systems to address the long-term risks posed by climate change, such as reducing our greenhouse gas emissions and packaging waste, there can be no assurance that such strategies and systems will adequately protect against such risks. Any disruption in our operations or additional expenses caused by the long-term effects of climate change could have a material adverse effect on our operations.

Changes in tax laws could have an adverse effect on us, the mattress and pillow industries, our customers, and the value of collateral securing our loans.

The Inflation Reduction Act of 2022 was signed into law by President Biden on August 16, 2022 which makes significant changes to the U.S. tax law, including the introduction of a corporate alternative minimum tax of 15% of the "adjusted financial statement income" of certain domestic corporations as well as a 1% excise tax on the fair market value of stock repurchases by certain domestic corporations, effective for tax years beginning in 2023. We currently do not expect the tax-related provision of the Inflation Reduction Act to have a material impact on our financial results.

Risks Related to Ownership of Our Common Stock

Although we recently announced a quarterly cash dividend, there can be no assurance as to the declaration or amount of future dividends.

We previously announced our intention to begin paying a quarterly cash dividend beginning in 2021 and recently declared a dividend of 11 cents per share for the first quarter of 2023. Any decision to declare and pay dividends, and the amount of any such dividends, will be dependent on a variety of factors, including compliance with Section 170 of the Delaware General Corporation Law; changes to our capital allocation policies; our results of operation, liquidity and cash flows; contractual restrictions in our debt agreements; economic conditions, including the impact of COVID-19 and related macroeconomic impacts on our business and financial condition; and other factors the Board of Directors may deem relevant.
There can be no assurance that we will declare dividends in any particular amounts or at all, and changes in our dividend policy could adversely affect the market price for our stock.

Our share repurchase program could be suspended or terminated, and may not enhance long-term stockholder value.

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we are authorized to repurchase shares of our common stock. From 2016 through December 31, 2022, we had repurchased an aggregate of 55.2 million shares for approximately $2,383.9 million under our share repurchase program. As of December 31, 2022, we had approximately $779.5 million remaining under the share repurchase authorization. The share repurchase program may be suspended or terminated at any time. Shares may be repurchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. It is uncertain how the Inflation Reduction Act of 2022 and the imposition of a 1% excise tax on the fair market value of share repurchases by certain domestic corporations, effective for tax years beginning in 2023, will affect our share repurchase program. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. Repurchases of our common stock pursuant to our share repurchase program could affect the market price of our common stock or increase its volatility. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program's effectiveness.

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions, any of which could delay or discourage a merger, tender offer or assumption of control of the Company not approved by our Board of Directors that some stockholders may consider favorable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding our principal facilities by segment, which have been aggregated by principal manufacturing and distribution entity, at December 31, 2022.

Name	Location	Type of Facility
North America
Sealy Mattress Manufacturing Co., LLC	United States	Manufacturing
Tempur Production USA, LLC	United States	Manufacturing
Sherwood Bedding	United States	Manufacturing
Comfort Revolution, LLC	United States	Manufacturing
Sealy Canada, Ltd	Canada	Manufacturing
Sealy Mattress Company Mexico, S. de R.L. de C.V.	Mexico	Manufacturing

International
Dan-Foam ApS	Denmark	Manufacturing
Dreams	United Kingdom	Manufacturing

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

As of February 13, 2023, we had approximately 67 stockholders of record of our common stock.

Dividends

In February 2023, our Board of Directors declared a cash dividend of $0.11 per share on our common stock. The dividend is payable on March 9, 2023 to shareholders of record on the close of business February 23, 2023. However, payment of future dividends, and the timing and amount thereof, will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements, legal requirements and other factors that our Board of Directors deems relevant. Further, we are subject to certain customary restrictions on dividends under our 2019 Credit Agreement and Indentures. See Note 6, "Debt," in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a discussion of the 2019 Credit Agreement and Indentures.

Issuer Purchases of Equity Securities

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the year ended December 31, 2022, we had repurchased 18.6 million shares, under the share repurchase program, for approximately $621.2 million and had approximately $779.5 million remaining under the program.

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

    The following table sets forth purchases of our common stock for the three months ended December 31, 2022:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
October 1, 2022 - October 31, 2022	387,601		$26.64	387,601	$799.2
November 1, 2022 - November 30, 2022	348,627	(1)	$30.22	341,543	$788.9
December 1, 2022 - December 31, 2022	282,900		$33.03	282,900	$779.5
Total	1,019,128			1,012,044

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

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

The following table compares cumulative stockholder returns for us over the last five years to the Standard & Poor’s ("S&P") 500 Stock Composite Index, the S&P 400 Consumer Discretionary Sector and a custom peer group. We believe the custom peer group discussed below closely reflects our business and, as a result, provides a meaningful comparison of stock performance.

The peer issuers included in this graph are set forth below in the table. In 2022, Ralph Lauren Corporation and Tapestry, Inc. were added to the peer group and HNI Corporation and Wolverine World Wide, Inc. (WWW), were removed from the peer group due to no longer meeting our market capitalization criteria.

2022 Peer Group

Brunswick Corporation (BC)	Hasbro, Inc. (HAS)	RH (RH)
Carter's, Inc. (CRI)	Herman Miller, Inc. (MLHR)	Sleep Number Corporation (SNBR)
Columbia Sportswear Company (COLM)	La-Z-Boy Incorporated (LZB)	Steelcase Inc. (SCS)
Deckers Outdoor Corporation (DECK)	Leggett & Platt, Incorporated (LEG)	Tapestry, Inc. (TPR)
Gildan Activewear Inc. (GIL)	Polaris Industries Inc. (PII)	Under Armour, Inc. (UA)
Hanesbrands Inc. (HBI)	Ralph Lauren Corporation (RL)	Williams-Sonoma, Inc. (WSM)
2021 Peer Group

Brunswick Corporation (BC)	Hasbro, Inc. (HAS)	RH (RH)
Carter's, Inc. (CRI)	Herman Miller, Inc. (MLHR)	Sleep Number Corporation (SNBR)
Columbia Sportswear Company (COLM)	HNI Corporation (HNI)	Steelcase Inc. (SCS)
Deckers Outdoor Corporation (DECK)	La-Z-Boy Incorporated (LZB)	Under Armour, Inc. (UA)
Gildan Activewear Inc. (GIL)	Leggett & Platt, Incorporated (LEG)	Williams-Sonoma, Inc. (WSM)
Hanesbrands Inc. (HBI)	Polaris Industries Inc. (PII)	Wolverine World Wide, Inc. (WWW)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$400
$300
$200
$100
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Tempur Sealy International, Inc.
S&P 500
S&P 400 Consumer Discretionary
2021 Peer Group
2022 Peer Group

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Tempur Sealy International, Inc.	$100.00	$66.04	$138.87	$172.28	$302.51	$223.99
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P 400 Consumer Discretionary	100.00	82.08	103.88	136.08	173.75	137.21
2021 Peer Group	100.00	91.13	118.06	125.78	152.83	105.33
2022 Peer Group	100.00	90.07	111.86	118.93	145.86	107.09

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" and Part I, ITEM 1A of this Report. Our actual results may differ materially from those contained in any forward-looking statements. For results of operations comparisons relating to years ending December 31, 2021 and 2020, refer to our annual report on Form 10-K, Part II, ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the Securities and Exchange Commission on February 22, 2022.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the years ended December 31, 2022 and 2021, including the following topics:

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

Our highly recognized brands include Tempur-Pedic®, Sealy® and Stearns & Foster® and our non-branded offerings consist of value-focused private label and OEM products. Our products allow for complementary merchandising strategies and are sold through third-party retailers, our more than 700 company-owned and joint venture operated retail stores worldwide and our e-commerce channel.

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

In the near term, we continue to see impacts on global consumer behavior from macroeconomic pressures, particularly from strong inflation and a sense of economic uncertainty. While we do not have any operations in Ukraine or Russia, the geopolitical events in Ukraine have affected both international and domestic markets. These events have introduced elements of risk into the supply chain and are affecting global consumer confidence, as it compounds global macroeconomic factors and uncertainty. Furthermore, international responses to the ongoing COVID-19 pandemic, including in China, continue to contribute elements of risk into the supply chain. While we have taken actions that we believe have largely mitigated our broader supply chain risk, the decline in consumer confidence has impacted our order trends, which we expect to continue.

In 2022, we implemented our global enterprise resource planning ("ERP") system at all Sealy domestic manufacturing facilities. The implementation of our common ERP system is expected to drive long-term efficiencies for our global operations, enhance cybersecurity, facilitate customer communications regarding order status and improve our direct-to-consumer capabilities.

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

Product Launches

In 2023, we plan to complete the rollout of a complete refresh of our North American Stearns & Foster® portfolio that began in 2022. The new line is designed to further distinguish our high-end traditional innerspring brand and includes superior technologies, clear product step-up stories and a new, contemporary look.

We also expect to launch a new portfolio of Tempur-Pedic® Breeze mattresses and Tempur-Ergo® Smart Bases in 2023. The new lineup of Tempur-Pedic® Breeze products build upon our successful legacy Breeze portfolio. The updated collection features incremental innovation and technologies that were designed to be a solution to the most common causes of poor sleep, including aches and pains, sleeping hot and snoring. The upgraded Tempur-Ergo® Smart Base assortment features improved ergonomic design with new, proprietary lumbar support, upgraded Sleeptracker-AI® technology and industry-leading relaxation modes, including Wave FormTM massage.

In our International segment, we are launching an all-new line of Tempur® products in over 90 markets through our wholly-owned subsidiaries and third-party distributors in 2023. This new line of products will broaden Tempur®'s price range, with the super-premium price point ceiling maintained and the floor expanded into the premium category to expand our global addressable market.

Omni-Channel Distribution Expansion

We have a diversified group of strong retail partners and a rapidly growing direct business. The largest pillar of our omni-channel distribution strategy is our more than 26,000 third-party retail doors. This broad footprint ensures that consumers can easily find and experience our products in person. While we are well represented at third-party retailers in the U.S. today, there are opportunities to both increase the presence of our brands with existing retail partners and to sell into certain key retailers that do not have our products on their floors today. We strengthened these relationships in 2022, which we expect to support our sales growth in 2023.

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

We currently operate over 700 retail stores globally through our wholly-owned and joint venture operations, led by over 200 Tempur-Pedic and Sleep Outfitters retail stores in the U.S. and over 200 Dreams locations in the U.K. We expect these retail stores to complement our existing third-party retail partners by increasing our products' brand awareness in the local markets.

We expanded our presence into the OEM market in 2020 by offering non-branded products, including mattresses, pillows and other bedding products and components at a wide range of price points. The addition of non-branded offerings expands our capabilities to service third-party retailers and creates opportunity to capture manufacturing profits from bedding brands outside our own. We made significant progress growing our OEM business in 2022 and continue to target obtaining a meaningful share of the OEM market in the long-term.

2022 Results of Operations

A summary of our results for the year ended December 31, 2022 include:

•Total net sales decreased 0.2% to $4,921.2 million as compared to $4,930.8 million in 2021.

•Gross margin was 41.6% as compared to 43.8% in 2021. Adjusted gross margin, which is a non-GAAP financial measure, was 42.0% in 2022. There were no adjustments to gross margin in 2021.

•Operating income was $680.6 million as compared to $912.3 million in 2021. Adjusted operating income, which is a non-GAAP financial measure, was $712.0 million as compared to $918.5 million in 2021.
•Net income was $455.7 million as compared to $624.5 million in 2021. Adjusted net income, which is a non-GAAP financial measure, was $467.9 million as compared to $651.7 million in 2021.

•EPS decreased to $2.53 as compared to $3.06 in 2021. Adjusted EPS, which is a non-GAAP financial measure, was $2.60 as compared to $3.19 in 2021.

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

The following table sets forth the various components of our Consolidated Statements of Income and expresses each component as a percentage of net sales:

(in millions, except percentages and	Year Ended December 31,
per common share amounts)	2022		2021
Net sales	$4,921.2	100.0%	$4,930.8	100.0%
Cost of sales	2,871.6	58.4	2,772.1	56.2
Gross profit	2,049.6	41.6	2,158.7	43.8
Selling and marketing expenses	992.5	20.2	923.1	18.7
General, administrative and other expenses	397.6	8.1	353.9	7.2
Equity income in earnings of unconsolidated affiliates	(21.1)	(0.4)	(30.6)	(0.6)
Operating income	680.6	13.8	912.3	18.5

Other expense, net:
Interest expense, net	103.0	2.1	66.3	1.3
Loss on extinguishment of debt	—	—	23.0	0.5
Other expense (income), net	0.4	—	(1.0)	—
Total other expense, net	103.4	2.1	88.3	1.8

Income from continuing operations before income taxes	577.2	11.7	824.0	16.7
Income tax provision	(119.0)	(2.4)	(198.3)	(4.0)
Income from continuing operations	458.2	9.3	625.7	12.7
Loss from discontinued operations, net of tax	(0.4)	—	(0.7)	—
Net income before non-controlling interest	457.8	9.3	625.0	12.7
Less: Net income attributable to non-controlling interest	2.1	—	0.5	—
Net income attributable to Tempur Sealy International, Inc.	$455.7	9.3%	$624.5	12.7%

Earnings per common share:

Basic
Earnings per share for continuing operations	$2.61		$3.17
Loss per share for discontinued operations	—		—
Earnings per share	$2.61		$3.17

Diluted
Earnings per share for continuing operations	$2.53		$3.06
Loss per share for discontinued operations	—		—
Earnings per share	$2.53		$3.06

Weighted average common shares outstanding:
Basic	174.9		197.0
Diluted	180.3		204.3

NET SALES

	Year Ended December 31,
	Consolidated		North America		International
(in millions)	2022	2021	2022	2021	2022	2021
Net sales by channel
Wholesale	$3,772.5	$4,034.4	$3,390.1	$3,584.1	$382.4	$450.3
Direct	1,148.7	896.4	496.0	495.1	652.7	401.3
Total net sales	$4,921.2	$4,930.8	$3,886.1	$4,079.2	$1,035.1	$851.6

    Net sales decreased 0.2%, and on a constant currency basis increased 1.8%. The change in net sales was driven by the following:

•North America net sales decreased $193.1 million, or 4.7%. Net sales in the Wholesale channel decreased $194.0 million, or 5.4%, primarily driven by macroeconomic pressures impacting U.S. consumer behavior. Net sales in our Direct channel increased $0.9 million, or 0.2%.

•International net sales increased $183.5 million, or 21.5%. On a constant currency basis, our International net sales increased 32.4%. Net sales in the Wholesale channel decreased 5.6% on a constant currency basis. Net sales in the Direct channel increased 74.9% on a constant currency basis, driven by the acquisition of Dreams in August of 2021.

GROSS PROFIT

	Year Ended December 31,
	2022		2021		Margin Change
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	2022 vs 2021
North America	$1,487.3	38.3%	$1,678.0	41.1%	(2.8)%
International	562.3	54.3%	480.7	56.4%	(2.1)%
Consolidated gross margin	$2,049.6	41.6%	$2,158.7	43.8%	(2.2)%

    Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

    Our gross margin is primarily impacted by the relative amount of net sales contributed by our premium or value products. Our value products have a significantly lower gross margin than our premium products. If sales of our value priced products increase relative to sales of our premium products, our gross margins will be negatively impacted in both our North America and International segments.

    Our gross margin is also impacted by fixed cost leverage based on manufacturing unit volumes; the cost of raw materials; operational efficiencies due to the utilization in our manufacturing facilities; product, brand, channel and geographic mix; foreign exchange fluctuations; volume incentives offered to certain retail accounts; participation in our retail cooperative advertising programs; and costs associated with new product introductions. Future changes in raw material prices could have a significant impact on our gross margin. Our margins are also impacted by the growth in our Wholesale channel as sales in our Wholesale channel are at wholesale prices whereas sales in our Direct channel are at retail prices.

    Gross margin declined 220 basis points. The principal factors impacting gross margin for each segment are discussed below.

•North America gross margin declined 280 basis points. The decline in gross margin was primarily driven by operational headwinds of 170 basis points and expense deleverage of 90 basis points. Additionally, we incurred $11.1 million of manufacturing ERP system transition costs, including labor, logistics, training and travel, and $5.8 million of operational start-up costs related to capacity expansion of our manufacturing and distribution facilities in the U.S., which contributed to the decline in gross margin.

•International gross margin declined 210 basis points. The decline in gross margin was primarily driven by unfavorable mix of 120 basis points, price increases to customers without a margin benefit of 80 basis points, and the acquisition of Dreams in August 2021. Dreams' margin profile is lower than our historical international margins as they sell a variety of products across a range of price points. The declines were partially offset by increased royalties of 70 basis points.

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

	Year Ended December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising	$448.0	$432.8	$375.1	$368.6	$72.9	$64.2	$—	$—
Other selling and marketing	544.5	490.3	288.6	289.6	234.8	174.8	21.1	25.9
General, administrative and other	397.6	353.9	181.2	163.1	88.5	72.3	127.9	118.5
Total operating expense	$1,390.1	$1,277.0	$844.9	$821.3	$396.2	$311.3	$149.0	$144.4

    Operating expenses increased $113.1 million, or 8.9%, and increased 230 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are discussed below.

•North America operating expenses increased $23.6 million, or 2.9%, and increased 160 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising investments and expansion of our company-owned store and e-commerce strategies. Additionally, we incurred $3.2 million of professional fees related to our manufacturing facility ERP system transition and $1.8 million of restructuring costs associated with headcount reductions. These investments were partially offset by decreased variable compensation expense.
•International operating expenses increased $84.9 million, or 27.3% and increased 170 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by the acquisition of Dreams in August 2021. Additionally, we incurred $1.3 million of restructuring costs associated with headcount reductions.

•Corporate operating expenses increased $4.6 million, or 3.2%. The increase in operating expenses was primarily driven by $6.7 million of restructuring costs associated with professional fees and headcount reductions related to organizational changes. Additionally, we incurred $1.2 million of expenses related to our manufacturing facility ERP system transition. These expenses were partially offset by decreased variable compensation expense.

    Research and development expenses for the year ended December 31, 2022 were $29.2 million compared to $27.3 million for the year ended December 31, 2021, an increase of $1.9 million, or 7.0%.

OPERATING INCOME

	Year Ended December 31,
	2022		2021		Margin Change
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	2022 vs 2021
North America	$642.4	16.5%	$856.7	21.0%	(4.5)%
International	187.2	18.1%	200.0	23.5%	(5.4)%
	829.6		1,056.7
Corporate expenses	(149.0)		(144.4)
Total operating income	$680.6	13.8%	$912.3	18.5%	(4.7)%

    Operating income decreased $231.7 million and operating margin declined 470 basis points. The decrease was driven by the following:

•North America operating income decreased $214.3 million and operating margin declined 450 basis points. The decline in operating margin was primarily driven by the decline in gross margin of 280 basis points and operating expense deleverage of 140 basis points.

•International operating income decreased $12.8 million and operating margin declined 540 basis points. The decline in operating margin was primarily driven by the decline in gross margin of 210 basis points, operating expense deleverage of 190 basis points and the decline in Asia joint venture performance due to COVID-19 of 160 basis points.

•Corporate operating expenses increased $4.6 million, which negatively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Year Ended December 31,		Percent change
(in millions, except percentages)	2022	2021	2022 vs 2021
Interest expense, net	$103.0	$66.3	55.4%

Interest expense, net, increased $36.7 million, or 55.4%. The increase in interest expense, net, was primarily driven by increased average levels of outstanding debt and higher interest rates on our variable rate debt.

LOSS ON EXTINGUISHMENT OF DEBT

In the first half of 2021, we issued our 2029 Senior Notes and we redeemed our 2023 Senior Notes and our 2026 Senior Notes. Accordingly, we incurred $23.0 million of loss on extinguishment of debt in 2021.

INCOME TAX PROVISION

	Year Ended December 31,		Percent change
(in millions, except percentages)	2022	2021	2022 vs 2021
Income tax provision	$119.0	$198.3	(40.0)%
Effective tax rate	20.6%	24.1%	(3.5)%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $79.3 million due to a decrease in income before income taxes and the favorable impact of discrete items. Our 2022 effective tax rate decreased as compared to 2021 by 350 basis points. The effective tax rate as compared to the U.S. federal statutory tax rate for 2022 included a net favorable impact of discrete items, primarily related to excess tax benefits from the vesting of certain stock awards under our incentive stock compensation plan and a benefit related to release of reserves for uncertain tax positions related to a tax matter in Denmark. The effective tax rate as compared to the U.S. federal statutory tax rate for 2021 included the impact of net favorable discrete items primarily related to excess tax benefits from the vesting of certain stock awards under our incentive stock compensation plan.

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

As of December 31, 2022, we had net working capital of $214.0 million, including cash and cash equivalents of $69.4 million, as compared to working capital of $222.2 million, including cash and cash equivalents of $300.7 million, as of December 31, 2021.
At December 31, 2022, total cash and cash equivalents were $69.4 million, of which $37.3 million was held in the U.S. and $32.1 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(in millions)	2022	2021
Net cash provided by (used in) continuing operations:
Operating activities	$378.8	$723.1
Investing activities	(315.3)	(554.8)
Financing activities	(279.1)	76.5
Cash provided by operating activities from continuing operations decreased $344.3 million in 2022 as compared to 2021. The decrease in cash provided by operating activities was driven by increased inventory investments, as well as the reduction of net income. Our inventory increased significantly during the year ended 2022 as we increased our safety stock of Tempur-Pedic® finished goods, adjustable bases and raw materials to better support our customers.

Cash used in investing activities from continuing operations decreased $239.5 million in 2022 as compared to 2021. The decrease in cash used in investing activities was driven by the acquisition of Dreams in August 2021, which was partially offset by increased capital expenditures in 2022.

Cash used in financing activities from continuing operations increased $355.6 million in 2022 as compared to 2021. In 2022, we had net funding of $474.5 million as compared to net funding of $979.3 million in 2021 from our credit facilities. This decrease was driven by proceeds of $1.6 billion from the issuance of our 2029 and 2031 Senior Notes, offset by repayments of $250.0 million of our 2023 Senior Notes and $600.0 million of our 2026 Senior Notes in 2021. In 2022, we repurchased shares of our common stock for $667.4 million as compared to $816.3 million in 2021.

Cash (Used in) Provided by Discontinued Operations

Net cash (used in) provided by operating, investing and financing activities from discontinued operations for the years ended December 31, 2022 and 2021 was not material.

Capital Expenditures

Capital expenditures totaled $306.5 million and $123.3 million for the year ended December 31, 2022 and 2021, respectively. We currently expect our 2023 capital expenditures to decrease significantly to approximately $200 million, which includes investments to complete our manufacturing capacity expansion.

Indebtedness

Our total debt increased to $2,830.8 million as of December 31, 2022 from $2,353.2 million as of December 31, 2021. Total availability under our revolving senior secured credit facility was $387.4 million as of December 31, 2022, which matures in 2024.

As of December 31, 2022, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure defined in the 2019 Credit Agreement, was 3.10 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of December 31, 2022, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. For the year ended December 31, 2022, we repurchased 18.6 million shares under our share repurchase program for approximately $621.2 million and had approximately $779.5 million remaining under our share repurchase program.

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

In 2023, subject to market conditions, we expect to repurchase at least 5.0% of common shares outstanding. We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," of this Report.

Future Liquidity Sources and Uses

As of December 31, 2022, we had $464.8 million of liquidity, including $69.4 million of cash on hand and $387.4 million available under our revolving senior secured credit facility and $8.0 million available under our securitization facility. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, share repurchases and debt service obligations.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through share repurchases and quarterly dividends as well as opportunistic and strategic acquisition opportunities that enhance our global competitiveness.

The Board of Directors declared a dividend of $0.11 per share for the first quarter of 2023. The dividend is payable on March 9, 2023 to shareholders of record as of February 23, 2023.

As of December 31, 2022, we had $2,830.8 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $2,762.6 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 3.10 times for the year ended December 31, 2022. We expect our leverage ratio to return to our target range of 2.0 to 3.0 times in 2023.

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

Material Cash Requirements

Our material cash requirements as of December 31, 2022 are summarized below:

(in millions)	Payment Due By Period
Contractual Obligations	2023	2024	2025	2026	2027	Thereafter	Total Obligations
Debt (1)	$196.5	$921.4	$—	$—	$—	$1,634.1	$2,752.0
Letters of credit	27.4	—	—	—	—	—	27.4
Interest payments (2)	102.9	96.5	64.7	64.7	64.7	160.6	554.1
Operating lease obligations	123.7	109.5	94.2	79.3	67.3	165.6	639.6
Finance lease obligations (3)	13.2	11.0	9.6	9.9	8.9	26.1	78.7
Pension obligations	1.1	1.2	1.3	1.3	1.5	23.7	30.1
Total (4)	$464.8	$1,139.6	$169.8	$155.2	$142.4	$2,010.1	$4,081.9

(1)Debt excludes finance lease obligations and deferred financing costs.
(2)Interest payments represent obligations under our debt outstanding as of December 31, 2022, applying December 31, 2022 interest rates and assuming scheduled payments are paid as contractually required through maturity.
(3)The payments due for finance lease obligations excludes $15.2 million in future payments for interest.
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

Key Highlights

	Year Ended December 31,
(in millions, except percentages and per common share amounts)	2022	2021	% Change
Net sales	$4,921.2	$4,930.8	(0.2)%
Net income	$455.7	$624.5	(27.0)%
Adjusted net income (1)	$467.9	$651.7	(28.2)%
EPS	$2.53	$3.06	(17.3)%
Adjusted EPS (1)	$2.60	$3.19	(18.5)%

(1)	Non-GAAP financial measure. Please refer to the reconciliations in the following tables.

Adjusted Net Income and Adjusted EPS

A reconciliation of reported net income to adjusted net income and the calculation of adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below.

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(in millions, except per common share amounts)	2022	2021
Net income	$455.7	$624.5
Loss from discontinued operations, net of tax (1)	0.4	0.7
ERP system transition (2)	15.5	—
Restructuring costs (3)	10.0	—
Operational start-up costs (4)	6.5	—
Loss on extinguishment of debt (5)	—	23.0
Acquisition-related costs (6)	—	6.2
Overlapping interest expense (7)	—	5.2
Danish tax matter(8)	(12.3)	—
Adjusted income tax provision (9)	(7.9)	(7.9)
Adjusted net income	$467.9	$651.7

Adjusted earnings per share, diluted	$2.60	$3.19

Diluted shares outstanding	180.3	204.3

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
We recorded $15.5 million of charges related to the transition of our ERP system in the year ended 2022. Cost of sales included $11.1 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel. Operating expenses included $4.4 million, primarily related to professional fees.

(3)
We recorded $10.0 million of restructuring costs primarily associated with professional fees and headcount reductions related to organizational changes in the year ended 2022, including $0.2 million of other expense.

(4)
We recorded $6.5 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S. in the year ended 2022, including $0.4 million of other expense. Cost of sales and operating expenses included personnel and facility related costs of $5.8 million and $0.3 million, respectively.

(5)	In the year ended December 31, 2021, we recognized $23.0 million of loss on extinguishment of debt associated with the redemption of the 2026 and 2023 senior notes.
(6)	In the year ended December 31, 2021, we recognized $6.2 million of acquisition-related costs, primarily related to legal and professional fees and stamp taxes associated with the acquisition of Dreams.
(7)	In the year ended December 31, 2021, we incurred $5.2 million of overlapping interest expense during the period between the issuance of the 2029 Senior Notes and the redemption of the 2026 Senior Notes.
(8)	The Company recorded an income tax benefit, on a net basis, of $12.3 million related to its Danish tax matter in the fourth quarter of 2022. In December 2022, the Danish tax authority and the IRS agreed on a preliminary framework to conclude the Company's Danish tax matter for the years 2012 through 2024.
(9)	Adjusted income tax provision represents the tax effects associated with the aforementioned items, excluding the income tax benefit for the Danish tax matter.

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

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the year ended December 31, 2022.

	FULL YEAR 2022
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$4,921.2		$3,886.1		$1,035.1		$—

Gross profit	$2,049.6	41.6%	$1,487.3	38.3%	$562.3	54.3%	$—
Adjustments:
ERP system transition (1)	11.1		11.1		—		—
Operational start-up costs (2)	5.8		5.8		—		—
Total adjustments	16.9		16.9		—		—

Adjusted gross profit	$2,066.5	42.0%	$1,504.2	38.7%	$562.3	54.3%	$—

Operating income (expense)	$680.6	13.8%	$642.4	16.5%	$187.2	18.1%	$(149.0)
Adjustments:
ERP system transition (1)	15.5		14.3		—		1.2
Restructuring costs (3)	9.8		1.8		1.3		6.7
Operational start-up costs (2)	6.1		6.1		—		—
Total adjustments	31.4		22.2		1.3		7.9

Adjusted operating income (expense)	$712.0	14.5%	$664.6	17.1%	$188.5	18.2%	$(141.1)

(1)
We recorded $15.5 million of charges related to the transition of our ERP system in the year ended 2022. Cost of sales included $11.1 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel. Operating expenses included $4.4 million, primarily related to professional fees.

(2)
We recorded $6.5 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S. in the year ended 2022, including $0.4 million of other expense. Cost of sales and operating expenses included personnel and facility related costs of $5.8 million and $0.3 million, respectively.

(3)
We recorded $10.0 million of restructuring costs in the year ended 2022. These costs were primarily associated with professional fees and headcount reductions related to organizational changes, including $0.2 million of other expense.

The following table sets forth our reported gross profit and the reconciliation of our operating income (expense) to the calculation of adjusted operating income (expense) for the year ended December 31, 2021. We had no adjustments to gross profit for the year ended December 31, 2021.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the years ended December 31, 2022 and 2021:

	Year Ended
(in millions)		December 31, 2022		December 31, 2021
Net income		$455.7		$624.5
Interest expense, net		103.0		61.1
Income tax provision		119.0		198.3
Depreciation and amortization		182.0		176.6
Overlapping interest expense (1)		—		5.2
Loss on extinguishment of debt (2)		—		23.0
EBITDA		$859.7		$1,088.7
Adjustments:
Loss from discontinued operations, net of tax (3)		0.4		0.7
ERP system transition (4)		15.5		—
Restructuring costs (5)		10.0		—
Operational start-up costs (6)		6.5		—
Acquisition-related costs (7)		—		6.2
Earnings from Dreams prior to acquisition (8)		—		40.3
Adjusted EBITDA		$892.1		$1,135.9

Consolidated indebtedness less netted cash		$2,762.6		$2,053.7

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	3.10	times	1.81	times

(1)	In the year ended December 31, 2021, we incurred $5.2 million of overlapping interest expense during the period between the issuance of the 2029 Senior Notes and the redemption of the 2026 Senior Notes.
(2)	In the year ended December 31, 2021, we recognized $23.0 million of loss on extinguishment of debt associated with the redemption of the 2026 and 2023 senior notes.
(3)	Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.
(4)	We recorded $15.5 million of charges related to the transition of our ERP system in the year ended 2022.
(5)	We recorded $10.0 million of restructuring costs primarily associated with professional fees and headcount reductions related to organization changes in the year ended 2022.
(6)	We recorded $6.5 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S in the year ended 2022.
(7)	In the year ended December 31, 2021, we recognized $6.2 million of acquisition-related costs, primarily related to legal and professional fees and stamp taxes associated with the acquisition of Dreams.
(8)	We completed the acquisition of Dreams on August 2, 2021 and designated this subsidiary as restricted under the 2019 Credit Agreement. For covenant compliance purposes, we included $40.3 million of EBITDA from this subsidiary for the seven months prior to acquisition in our calculation of adjusted EBITDA for the year ended December 31, 2021.

Under the 2019 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the year ended December 31, 2022, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA was 3.10 times for the trailing twelve months ended December 31, 2022. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of December 31, 2022 and 2021. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	December 31, 2022	December 31, 2021
Total debt, net	$2,810.3	$2,331.5
Plus: Deferred financing costs (1)	20.5	21.7
Consolidated indebtedness	2,830.8	2,353.2
Less: Netted cash (2)	68.2	299.5
Consolidated indebtedness less netted cash	$2,762.6	$2,053.7

(1)	We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we added these costs back to total debt, net as calculated per the Consolidated Balance Sheets.
(2)	Netted cash includes cash and cash equivalents for domestic and foreign subsidiaries designated as restricted subsidiaries in the 2019 Credit Agreement.

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

Revenue Recognition. Sales of product are recognized when the performance obligations under the terms of the contract with the customer are satisfied, which is generally when control of the product has transferred to the customer. Transferring control of each product sold is considered a separate performance obligation. We transfer control and recognize a sale when the product ships to the customer or when the customer receives the product based upon agreed shipping terms. Each unit sold is considered an independent, unbundled performance obligation. We do not have any additional performance obligations other than product sales that are material in the context of the contract. We extend volume discounts to certain customers and reflect these amounts as a reduction of net sales as variable consideration.

We allow product returns through certain sales channels and on certain products. The accrued sales returns in the accompanying Consolidated Balance Sheet, which include a current balance in accrued expenses and other current liabilities and a non-current balance in other non-current liabilities, was $40.5 million and $49.8 million as of December 31, 2022 and 2021, respectively. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. We considered the impact of recoverable salvage value on sales returns by product in determining its estimate of future sales returns. We recognized a return asset for the right to recover the goods returned by the customer. The right of return asset is recognized on a gross basis outside of the accrued sales returns and is not material to our Consolidated Balance Sheets. Our level of sales returns differs by channel, with our Direct channel typically experiencing a higher rate of returns. In the event future sales returns claims are higher than our historical experiences, such as a 50 basis point increase, the impacts would not be material to the Consolidated Financial Statements.

The allowance for credit losses is our best estimate of the amount of estimated lifetime credit losses in our accounts receivable. The allowance for credit losses included in accounts receivable, net in the accompanying Consolidated Balance Sheets was $62.4 million and $62.1 million as of December 31, 2022 and 2021, respectively. We regularly review the adequacy of our allowance for credit losses. We estimate losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2022, our accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms.

The credit environment in which our customers operate has been relatively stable over the past few years. Historically, less than 1.0% of net sales ultimately prove to be uncollectible. However, there have been signs of deterioration in the U.S. retail sector, with certain key retailer bankruptcies over the last few years. Total bad debt expense was $6.7 million in 2022, $2.7 million in 2021 and $35.8 million in 2020 which were predominantly related to customer bankruptcies which were current on payments at the time proceedings began. If circumstances change, for example, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer’s ability to meet our financial obligations such as bankruptcies, estimates of the recoverability of receivable amounts due could be reduced.

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

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. A valuation allowance is recorded against certain deferred tax assets to reduce the consolidated deferred tax asset to an amount that will, more likely than not, be realized in future periods. At December 31, 2022 the valuation allowance of $42.3 million was primarily related to certain tax attributes both domestically and in various foreign jurisdictions. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of foreign and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards.

We did not recognize tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2022, our estimated gross unrecognized tax benefits were $39.0 million of which $17.6 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

We have been involved in a dispute with SKAT regarding the Danish Tax Matter for tax years 2001 through current. The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production process.

We have entered into the Advance Pricing Agreement ("APA") Program for the tax years 2012 to 2024 in which the IRS, on our behalf, has been negotiating directly with SKAT with respect to the royalty to be paid by the U.S. subsidiary to the Danish subsidiary. We maintain an uncertain income tax liability for the 2012 to 2022 tax years that are included in the APA Program. If we are required to further increase the uncertain tax liability for any year after the 2012 to 2022 tax years based on a change in facts and circumstances, it could have a material impact on our reported earnings.

During the quarter ended December 31, 2022, pursuant to the negotiations described above with respect to the APA Program, SKAT and the IRS preliminarily concluded on a mutually acceptable framework ("Preliminary Framework") to resolve the Danish Tax Matter for the 2012 to 2022 tax years. It is expected the Preliminary Framework will be formally agreed upon in the next twelve months. If ultimately agreed upon by the two tax authorities, the terms of the Preliminary Framework would extend to the years 2023 and 2024, as well. The Preliminary Framework is not a definitive agreement, but its terms provide updated definitive data for the Company to determine the potential Danish income tax exposure for the 2012 to 2022 tax years as well as the associated deferred tax asset for the U.S. correlative benefit for such period. Further, if the IRS and SKAT are unable to reach a definitive agreement with respect to the tax years included in the APA Program, we could be required to make a significant payment to SKAT for Danish tax, interest and penalties related to such years, which could have a material adverse effect on our results of operations and liquidity.

Our liability for the Danish Tax Matter uncertain tax position is derived using a cumulative probability analysis with possible outcomes based on an evaluation of the facts and circumstances and applying the technical requirements applicable to U.S., Danish and the international transfer pricing standards, taking into account both the U.S. and Danish income tax implications of such outcomes. The key assumption in these outcomes is that the IRS and SKAT ultimately finalize the APA within the parameters of the Preliminary Framework discussed in Note 13, "Income Taxes" of the Consolidated Financial Statements.
Goodwill and Indefinite-Lived Intangible Assets. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred or when required by accounting standards.

We test goodwill for impairment at the reporting unit level. Our reporting units are our North America segment, our International segment (excluding Dreams) and Dreams. Dreams was added as a separate reporting unit upon acquisition of the business on August 2, 2021. We test individual indefinite-lived intangible assets at the brand level. These assessments may be performed quantitatively or qualitatively.

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

We have not made any changes in 2022 to our reporting units or the accounting methodology we use to assess impairment loss on goodwill and indefinite-lived intangible assets. Prior to 2021, Management performed an assessment of the impairment of goodwill for our reporting units and indefinite-lived intangible assets using a quantitative approach, which indicated that the fair values of each of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. In 2022, we elected to qualitatively perform our annual impairment analysis for all reporting units and indefinite-lived intangible assets. Subsequent to our October 1, 2022 annual impairment test, no indications of impairment were identified.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary exposure to interest rate risk is due to our variable-rate debt agreements, including our 2019 Credit Agreement. These variable-rate debt agreements use LIBOR, which is subject to fluctuation and uncertainty. As of December 31, 2022, the value of our variable-rate debt was $1,152.0 million. Based on our balance sheet position as of December 31, 2022, the annualized effect of a 10% percentage point increase in floating interest rates on our variable-rate debt obligations would cause an estimated reduction on income before income taxes of $11.5 million.

In March 2021, the FCA confirmed that all of the LIBOR settings for Euro and Swiss Franc and some of the LIBOR settings for Japanese Yen, Sterling and U.S. dollars would cease in December 2021 and the remainder of the LIBOR settings for U.S. dollars would cease in June 2023. As a result, we expect to amend our debt agreements that use LIBOR as a benchmark by adopting the Secured Overnight Financing Rate ("SOFR") as the new reference rate, but do not expect these changes will have a material impact on our financial statements, liquidity and access to capital markets. For further information regarding the potential impacts of the LIBOR phase-out on the Company, please refer to "Risk Factors" in ITEM 1A of Part I of this Report.

Foreign Currency Exchange Risk

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at December 31, 2022, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $4.3 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tempur Sealy International, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2023, expressed an unqualified opinion thereon.

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

Danish Tax Matter Uncertain Tax Position

Description of the Matter
As described in Note 13 to the consolidated financial statements, the Company’s liability for the Danish Tax Matter uncertain tax position, including interest and penalties, was approximately $37.8 million as of December 31, 2022. The Company's liability for the Danish Tax Matter uncertain tax position is derived using a cumulative probability analysis with possible outcomes based on an evaluation of the facts and circumstances and applying the technical requirements applicable to U.S., Danish and international transfer pricing standards, taking into account both the U.S. and Danish income tax implications of such outcomes.

Auditing the measurement of the liability for the Danish Tax Matter uncertain tax position and the indirect tax impacts was complex and highly judgmental due to the significant judgment to measure the largest amount of benefit that is more likely than not to be realized upon ultimate settlement.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to measure the liability for the Danish Tax Matter uncertain tax position and the indirect tax impacts. For example, we tested management's review of inputs and calculations of the liability for the Danish Tax Matter uncertain tax position and the indirect tax impacts.

To test the Company’s measurement of the liability for the Danish Tax Matter uncertain tax position and the indirect tax impacts, we involved our international tax professionals to evaluate the conclusions reached by the Company. For example, we compared the methodology utilized by management to alternative methodologies. We also reviewed the Company’s correspondence with the relevant tax authorities and any third-party professional and legal advice obtained by the Company. In addition, we used our knowledge of U.S., Danish and international income tax laws, as well as settlement activity from the relevant income tax authorities, to evaluate the Company’s measurement of the liability for the Danish Tax Matter uncertain tax position.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Louisville, Kentucky
February 17, 2023

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$4,921.2	$4,930.8	$3,676.9
Cost of sales	2,871.6	2,772.1	2,038.5
Gross profit	2,049.6	2,158.7	1,638.4
Selling and marketing expenses	992.5	923.1	740.2
General, administrative and other expenses	397.6	353.9	382.5
Equity income in earnings of unconsolidated affiliates	(21.1)	(30.6)	(16.4)
Operating income	680.6	912.3	532.1

Other expense, net:
Interest expense, net	103.0	66.3	77.0
Loss on extinguishment of debt	—	23.0	5.1
Other expense (income), net	0.4	(1.0)	(2.4)
Total other expense, net	103.4	88.3	79.7

Income from continuing operations before income taxes	577.2	824.0	452.4
Income tax provision	(119.0)	(198.3)	(102.6)
Income from continuing operations	458.2	625.7	349.8
Loss from discontinued operations, net of tax	(0.4)	(0.7)	—
Net income before non-controlling interest	457.8	625.0	349.8
Less: Net income attributable to non-controlling interest	2.1	0.5	1.0
Net income attributable to Tempur Sealy International, Inc.	$455.7	$624.5	$348.8

Earnings per common share:

Basic
Earnings per share for continuing operations	$2.61	$3.17	$1.68
Loss per share for discontinued operations	—	—	—
Earnings per share	$2.61	$3.17	$1.68

Diluted
Earnings per share for continuing operations	$2.53	$3.06	$1.64
Loss per share for discontinued operations	—	—	—
Earnings per share	$2.53	$3.06	$1.64

Weighted average common shares outstanding:
Basic	174.9	197.0	207.9
Diluted	180.3	204.3	212.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income before non-controlling interest	$457.8	$625.0	$349.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(80.1)	(36.6)	23.6
Net change in pension benefits, net of tax	2.4	2.9	(1.4)
Other comprehensive (loss) income, net of tax	(77.7)	(33.7)	22.2
Comprehensive income	380.1	591.3	372.0
Less: Comprehensive income attributable to non-controlling interest	2.1	0.5	1.0
Comprehensive income attributable to Tempur Sealy International, Inc.	$378.0	$590.8	$371.0

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2022	December 31, 2021
ASSETS

Current Assets:
Cash and cash equivalents	$69.4	$300.7
Accounts receivable, net	422.6	419.5
Inventories	555.0	463.9
Prepaid expenses and other current assets	148.2	91.5
Total Current Assets	1,195.2	1,275.6
Property, plant and equipment, net	791.1	583.5
Goodwill	1,062.3	1,107.4
Other intangible assets, net	715.8	750.9
Operating lease right-of-use assets	506.8	480.6
Deferred income taxes	11.3	13.6
Other non-current assets	77.3	111.8
Total Assets	$4,359.8	$4,323.4

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$359.8	$432.0
Accrued expenses and other current liabilities	432.7	456.8
Short-term operating lease obligations	105.5	101.7
Income taxes payable	12.8	9.9
Current portion of long-term debt	70.4	53.0
Total Current Liabilities	981.2	1,053.4
Long-term debt, net	2,739.9	2,278.5
Long-term operating lease obligations	453.5	427.0
Deferred income taxes	114.0	129.2
Other non-current liabilities	83.5	140.3
Total Liabilities	4,372.1	4,028.4

Redeemable non-controlling interest	9.8	9.2

Stockholders' (Deficit) Equity:
Common stock, $0.01 par value, 500.0 million shares authorized; 283.8 million shares issued as of December 31, 2022 and 2021	2.8	2.8
Additional paid in capital	598.2	622.0
Retained earnings	2,988.5	2,604.9
Accumulated other comprehensive loss	(176.9)	(99.2)
Treasury stock at cost; 113.3 million and 96.4 million shares as of December 31, 2022 and 2021, respectively	(3,434.7)	(2,844.7)
Total Stockholders' (Deficit) Equity	(22.1)	285.8
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' (Deficit) Equity	$4,359.8	$4,323.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in millions)

		Tempur Sealy International, Inc. Stockholders' (Deficit) Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest in Subsidiaries	Total Stockholders' (Deficit) Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, December 31, 2019	$—	283.8	$2.8	75.1	$(1,832.8)	$573.9	$1,703.3	$(87.7)	$0.9	$360.4
Adoption of accounting standard effective January 1, 2020, net of tax							(6.5)			(6.5)
Net income							348.8			348.8
Net income attributable to non-controlling interest	0.9								0.1	0.1
Acquisition of non-controlling interest in subsidiary	8.4									—
Dividend paid to non-controlling interest in subsidiary	(0.4)									—
Adjustment to pension liability, net of tax of $(0.4)								(1.4)		(1.4)
Foreign currency translation adjustments								23.6		23.6
Exercise of stock options				(0.5)	9.6	(2.7)				6.9
Issuances of PRSUs, RSUs and DSUs				(3.6)	58.2	(58.2)				—
Treasury stock repurchased				6.5	(285.9)					(285.9)
Treasury stock repurchased - PRSU/RSU/DSU releases				1.4	(45.9)					(45.9)
Amortization of unearned stock-based compensation						104.5				104.5
Balance, December 31, 2020	$8.9	283.8	$2.8	78.9	$(2,096.8)	$617.5	$2,045.6	$(65.5)	$1.0	$504.6
Net income							624.5			624.5
Net income attributable to non-controlling interests	0.3								0.2	0.2
Purchase of remaining interest in subsidiary						(3.4)			(1.2)	(4.6)
Adjustment to pension liability, net of tax of $0.9								2.9		2.9
Foreign currency translation adjustments								(36.6)		(36.6)
Dividends declared on common stock ($0.32 per share)							(65.2)			(65.2)
Exercise of stock options				(0.9)	25.9	(11.0)				14.9
Issuance of PRSUs, RSUs and DSUs				(1.6)	42.5	(42.5)				—
Treasury stock repurchased				19.5	(801.4)					(801.4)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.5	(14.9)					(14.9)
Amortization of unearned stock-based compensation						61.4				61.4
Balance, December 31, 2021	$9.2	283.8	$2.8	96.4	$(2,844.7)	$622.0	$2,604.9	$(99.2)	$—	$285.8
Net income							455.7			455.7
Net income attributable to non-controlling interests	2.1									—
Dividend paid to non-controlling interest in subsidiary	(1.5)									—
Adjustment to pension liability, net of tax of $0.8								2.4		2.4
Foreign currency translation adjustments								(80.1)		(80.1)
Dividends declared on common stock ($0.40 per share)							(72.1)			(72.1)
Exercise of stock options				—	1.5	(1.0)				0.5
Issuances of PRSUs, RSUs and DSUs				(2.6)	75.9	(75.9)				—
Treasury stock repurchased				18.6	(621.2)					(621.2)
Treasury stock repurchased - PRSU/RSU/DSU releases				1.0	(46.2)					(46.2)
Amortization of unearned stock-based compensation						53.1				53.1
Balance, December 31, 2022	$9.8	283.8	$2.8	113.4	$(3,434.7)	$598.2	$2,988.5	$(176.9)	$—	$(22.1)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interest	$457.8	$625.0	$349.8
Loss from discontinued operations, net of tax	0.4	0.7	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127.1	113.2	98.0
Amortization of stock-based compensation	53.1	61.4	104.5
Amortization of deferred financing costs	3.9	2.8	3.2
Bad debt expense	6.7	2.7	35.8
Deferred income taxes	(10.5)	11.1	(8.6)
Dividends received from unconsolidated affiliates	22.9	22.9	19.3
Equity income in earnings of unconsolidated affiliates	(21.1)	(30.6)	(16.4)
Loss on extinguishment of debt	—	3.0	2.3
Foreign currency adjustments and other	0.3	1.5	(2.2)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(14.8)	(40.4)	(55.7)
Inventories	(101.9)	(106.4)	(42.5)
Prepaid expenses and other assets	(24.2)	125.1	(19.4)
Operating leases, net	4.4	9.2	21.9
Accounts payable	(59.5)	50.5	63.0
Accrued expenses and other liabilities	(67.3)	(113.8)	90.5
Income taxes receivable and payable	1.5	(14.8)	11.2
Net cash provided by operating activities from continuing operations	378.8	723.1	654.7

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(306.5)	(123.3)	(111.3)
Acquisitions, net of cash acquired	—	(432.8)	(41.2)
Other	(8.8)	1.3	5.9
Net cash used in investing activities from continuing operations	(315.3)	(554.8)	(146.6)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	2,303.1	3,664.2	1,175.8
Repayments of borrowings under long-term debt obligations	(1,828.6)	(2,684.9)	(1,360.3)
Proceeds from exercise of stock options	0.5	14.9	6.9
Treasury stock repurchased	(667.4)	(816.3)	(331.8)
Dividends paid	(70.5)	(63.1)	—
Payment of deferred financing costs	—	(24.9)	(1.3)
Repayments of finance lease obligations and other	(16.2)	(13.4)	(11.9)
Net cash (used in) provided by financing activities from continuing operations	(279.1)	76.5	(522.6)

Net cash (used in) provided by continuing operations	(215.6)	244.8	(14.5)

Net operating cash flows (used in) provided by discontinued operations	(0.3)	(0.9)	0.3

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(15.4)	(8.2)	14.3
(Decrease) increase in cash and cash equivalents	(231.3)	235.7	0.1
CASH AND CASH EQUIVALENTS, beginning of period	300.7	65.0	64.9
CASH AND CASH EQUIVALENTS, end of period	$69.4	$300.7	$65.0

Supplemental cash flow information:
Cash paid during the period for:
Interest	$105.8	$55.2	$79.0
Income taxes, net of refunds	$138.0	$184.8	$93.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business. Tempur Sealy International, Inc., a Delaware corporation, together with its subsidiaries, is a U.S. based, multinational company. The term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the term "Company" refers to Tempur Sealy International, Inc. and its consolidated subsidiaries. Certain prior period amounts have been reclassified in the accompanying consolidated financial statements and notes thereto to conform to the current period presentation.

The Company designs, manufactures and distributes bedding products, which includes mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company also derives income from royalties by licensing Sealy® and Stearns & Foster® brands, technology and trademarks to other manufacturers. The Company sells its products through two sales channels: Wholesale and Direct.

(b) Basis of Consolidation. The accompanying financial statements include the accounts of Tempur Sealy International and its controlled subsidiaries. Intercompany balances and transactions have been eliminated.

The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company's ownership interest in these joint ventures is 50.0%. Additionally, in October 2020, the Company entered into a 50.0% ownership joint venture to reacquire the rights and acquire the assets to manufacture, market and distribute Sealy® and Stearns & Foster® branded products in the United Kingdom ("U.K."). The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have effective control, and consolidation is not otherwise required. The Company's equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

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

(e) Cash and Cash Equivalents. Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments.

(f) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method and consist of the following:

	December 31,
(in millions)	2022	2021
Finished goods	$352.9	$297.8
Work-in-process	19.4	11.4
Raw materials and supplies	182.7	154.7
	$555.0	$463.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
 (g) Property, Plant and Equipment. Property, plant and equipment are carried at cost at acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows:

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

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2022	2021
Machinery and equipment	$533.9	$481.8
Land and buildings	437.8	386.1
Computer equipment and software	231.1	209.3
Furniture and fixtures	83.2	75.5
Construction in progress	236.9	88.2
Total property, plant and equipment	1,522.9	1,240.9
Accumulated depreciation	(731.8)	(657.4)
Total property, plant and equipment, net	$791.1	$583.5

Depreciation expense, which includes depreciation expense for finance lease assets, for the Company was $111.4 million, $94.7 million and $80.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(h) Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not identify any impairments for the years ended December 31, 2022, 2021 and 2020.

(i) Goodwill and Other Intangible Assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate impairment may have occurred. The Company performs an annual impairment test on goodwill and indefinite-lived intangible assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. This assessment may be performed quantitatively or qualitatively. In conducting the impairment test for the North America, International and Dreams reporting units, the fair value of each is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, the goodwill is written down for the amount by which the carrying amount exceeds the fair value. However, the loss recognized cannot exceed the carrying amount of goodwill.

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

The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets qualitatively in 2022 and 2021 and quantitatively in 2020, none of which resulted in the recognition of impairment charges. For further information on goodwill and other intangible assets, refer to Note 4, "Goodwill and Other Intangible Assets."

(j) Accrued Sales Returns. The Company allows product returns through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. The Company considers the impact of recoverable salvage value on sales returns by product in determining its estimate of future sales returns. The Company recognizes a return asset for the right to recover the goods returned by the customer. The right of return asset is recognized on a gross basis outside of the accrued sales returns and is not material to the Company's Consolidated Balance Sheets.

The Company had the following activity for accrued sales returns from December 31, 2020 to December 31, 2022:

(in millions)
Balance as of December 31, 2020	$44.9
Amounts accrued	142.2
Returns charged to accrual	(137.3)
Balance as of December 31, 2021	49.8
Amounts accrued	146.6
Returns charged to accrual	(155.9)
Balance as of December 31, 2022	$40.5

As of December 31, 2022 and 2021, $27.5 million and $33.7 million of accrued sales returns is included as a component of accrued expenses and other current liabilities and $13.0 million and $16.1 million of accrued sales returns is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

(k) Warranties. The Company provides warranties on certain products, which vary by segment, product and brand. Estimates of warranty expenses are based primarily on historical claims experience and product testing. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. The Company considers the impact of recoverable salvage value on warranty costs in determining its estimate of future warranty obligations.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company had the following activity for its accrued warranty expense from December 31, 2020 to December 31, 2022:

(in millions)
Balance as of December 31, 2020	$44.2
Amounts accrued	21.4
Warranties charged to accrual	(21.7)
Balance as of December 31, 2021	43.9
Amounts accrued	17.0
Warranties charged to accrual	(19.3)
Balance as of December 31, 2022	$41.6

As of December 31, 2022 and 2021, $17.8 million and $20.2 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $23.8 million and $23.7 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

(l) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of estimated lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2022, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2020 to December 31, 2022.

(in millions)
Balance as of December 31, 2020	$71.6
Amounts accrued	2.7
Write-offs charged against the allowance	(12.2)
Balance as of December 31, 2021	62.1
Amounts accrued	6.7
Write-offs charged against the allowance	(6.4)
Balance as of December 31, 2022	$62.4

(m) Fair Value. Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2019 Credit Agreement (as defined in Note 6, "Debt") and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of debt instruments:

	Fair Value
(in millions)	December 31, 2022	December 31, 2021
2029 Senior Notes	$672.7	$816.9
2031 Senior Notes	627.1	803.7

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

(o) Cost of Sales. Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes shipping and handling costs associated with the delivery of goods to customers and costs associated with internal transfers between plant locations. Amounts included in cost of sales for shipping and handling were $330.3 million, $294.8 million and $223.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, cost of sales include royalties that the Company pays to other entities for the use of their names on products produced by the Company. For additional information, please refer to Note 2, "Net Sales." Royalty expense is not material to the Company's Consolidated Statements of Income.

(p) Cooperative Advertising, Rebate and Other Promotional Programs. The Company enters into programs with customers to provide funds for advertising and promotions. The Company also enters into volume and other rebate programs with customers. When sales are made to these customers, the Company records liabilities pursuant to these programs. The Company periodically assesses these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. The Company generally negotiates these programs on a customer-by-customer basis. Some of these agreements extend over several years. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to the estimates are recorded and charged to earnings in the period in which they are identified. Rebates and cooperative advertising are classified as a reduction of revenue and presented within net sales in the accompanying Consolidated Statements of Income. Certain cooperative advertising expenses are reported as components of selling and marketing expenses in the accompanying Consolidated Statements of Income because the Company receives an identifiable benefit and the fair value of the advertising benefit can be reasonably estimated.

(q) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $448.0 million, $432.8 million and $332.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Advertising costs include expenditures for shared advertising costs that the Company reimburses to customers under its integrated and cooperative advertising programs. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $12.4 million and $9.0 million as of December 31, 2022 and 2021, respectively.

(r) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were $29.2 million, $27.3 million and $23.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(s) Stock-based Compensation. The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation cost for restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and deferred stock units ("DSUs") is measured based on the closing fair market value of the Company's common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option's fair value as calculated by the Black-Scholes option-pricing model. Stock-based compensation cost for equity instruments that include a market performance condition are determined using a Monte Carlo simulation valuation model. The Company recognizes stock-based compensation cost as expense for awards other than its PRSUs ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its PRSUs over the requisite service period if it is probable that the performance conditions will be satisfied. The Company evaluates its awards, including modifications, and will adjust the fair value if any are determined to be spring-loaded. The Company recognizes forfeitures of awards as they occur. Further information regarding stock-based compensation can be found in Note 11, "Stock-based Compensation."

(t) Treasury Stock. Subject to Delaware law, and the limitations in the 2019 Credit Agreement (as defined in Note 6, "Debt") and the Company's other debt agreements, the Board of Directors may authorize share repurchases of the Company’s common stock. Purchases made pursuant to these authorizations may be carried out through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company deems appropriate. Shares repurchased under such authorizations are held in treasury for general corporate purposes, including issuances under various employee stock-based award plans. On February 1, 2016, the Board of Directors authorized a share repurchase program pursuant to which the Company was permitted to repurchase shares of Tempur Sealy International's common stock. Treasury stock is accounted for under the cost method and reported as a reduction of stockholders’ equity. The authority provided under the share repurchase program may be suspended, limited or terminated at any time without notice. Please refer to Note 9, "Stockholders' Equity", for additional information.

(u) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at two of its active Sealy plants and ten previously-closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation ("PBO"). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company's estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. The Company's PBO and fair value of plan assets were $30.1 million and $25.8 million as of December 31, 2022, respectively, and $42.1 million and $34.3 million as of December 31, 2021, respectively. The Company recognizes the funded status of each applicable plan within the Consolidated Balance Sheets as either an asset or liability based on its funded status measured as the difference between the fair value of plan assets and the PBO, which was not material as of December 31, 2022 or 2021.

(2) Net Sales

    The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the years ended December 31.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Twelve Months Ended December 31, 2022
(in millions)	North America	International	Consolidated
Channel
Wholesale	$3,390.1	$382.4	$3,772.5
Direct	496.0	652.7	1,148.7
Net sales	$3,886.1	$1,035.1	$4,921.2

	North America	International	Consolidated
Product
Bedding	$3,618.7	$859.1	$4,477.8
Other	267.4	176.0	443.4
Net sales	$3,886.1	$1,035.1	$4,921.2

	North America	International	Consolidated
Geographical region
United States	$3,596.0	$—	$3,596.0
All other	290.1	1,035.1	1,325.2
Net sales	$3,886.1	$1,035.1	$4,921.2

	Twelve Months Ended December 31, 2021
(in millions)	North America	International	Consolidated
Channel
Wholesale	$3,584.1	$450.3	$4,034.4
Direct	495.1	401.3	896.4
Net sales	$4,079.2	$851.6	$4,930.8

	North America	International	Consolidated
Product
Bedding	$3,825.9	$687.0	$4,512.9
Other	253.3	164.6	417.9
Net sales	$4,079.2	$851.6	$4,930.8

	North America	International	Consolidated
Geographical region
United States	$3,751.3	$—	$3,751.3
All other	327.9	851.6	1,179.5
Net sales	$4,079.2	$851.6	$4,930.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Twelve Months Ended December 31, 2020
(in millions)	North America	International	Consolidated
Channel
Wholesale	$2,806.7	$379.1	$3,185.8
Direct	352.5	138.6	491.1
Net sales	$3,159.2	$517.7	$3,676.9

	North America	International	Consolidated
Product
Bedding	$2,956.3	$397.5	$3,353.8
Other	202.9	120.2	323.1
Net sales	$3,159.2	$517.7	$3,676.9

	North America	International	Consolidated
Geographical region
United States	$2,886.6	$—	$2,886.6
All Other	272.6	517.7	790.3
Net sales	$3,159.2	$517.7	$3,676.9

The North America and International segments sell product through two channels: Wholesale and Direct. The Wholesale channel includes all product sales to third-party retailers, including third-party distribution, hospitality and healthcare. The Direct channel includes product sales through company-owned stores, e-commerce and call centers. The North America and International segments classify products into two major categories: Bedding and Other. Bedding products include mattresses, foundations and adjustable foundations. Other products include pillows, mattress covers, sheets, cushions and various other comfort products.

The Wholesale channel also includes income from royalties derived by licensing Sealy®, Stearns & Foster® and Tempur® brands, technology and trademarks to other manufacturers. The licenses include rights for the licensees to use trademarks as well as current proprietary or patented technology that the Company utilizes. The Company also provides its licensees with product specifications, research and development, statistical services and marketing programs. The Company recognizes royalty income based on the occurrence of sales of Sealy®, Stearns & Foster® and Tempur® branded products by various licensees. Royalty income was $31.8 million, $29.1 million and $21.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

For product sales in each of the Company's channels, the Company recognizes a sale when the performance obligations under the terms of the contract with the customer are satisfied, which is generally when control of the product has transferred to the customer. Transferring control of each product sold is considered a separate performance obligation. The Company transfers control and recognizes a sale when the customer receives the product. Each unit sold is considered an independent, unbundled performance obligation. The Company does not have any additional performance obligations other than product sales that are material in the context of the contract. The Company also offers assurance type warranties on certain of its products, which is not accounted for as separate performance obligations under the revenue model.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In certain jurisdictions, the Company is subject to certain non-income taxes including, but not limited to, sales tax, value added tax, excise tax and other taxes. These taxes are excluded from the transaction price, and therefore, excluded from revenue. The Company has elected to account for shipping and handling activities as a fulfillment cost. Accordingly, the Company reflects all amounts billed to customers for shipping and handling in revenue and the costs of fulfillment in cost of sales. Amounts included in net sales for shipping and handling were $8.1 million, $7.4 million and $14.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

(4) Goodwill and Other Intangible Assets

The following summarizes the Company's goodwill by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2020	$610.3	$156.0	$766.3
Goodwill resulting from acquisitions	—	357.1	357.1
Foreign currency translation adjustments and other	1.2	(17.2)	(16.0)
Balance as of December 31, 2021	$611.5	$495.9	$1,107.4
Foreign currency translation adjustments and other	(4.2)	(40.9)	(45.1)
Balance as of December 31, 2022	$607.3	$455.0	$1,062.3

The following table summarizes information relating to the Company’s other intangible assets, net:

($ in millions)		December 31, 2022			December 31, 2021
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade names		$679.3		$679.3	$698.0		$698.0
Amortized intangible assets:
Contractual distributor relationships	15	84.9	55.4	29.5	85.8	50.3	35.5
Technology and other	4-10	90.5	89.0	1.5	91.2	82.7	8.5
Patents, other trademarks and other trade names	5-20	27.4	23.8	3.6	28.1	22.8	5.3
Customer databases, relationships and reacquired rights	2-5	33.9	32.0	1.9	34.6	31.0	3.6
Total		$916.0	$200.2	$715.8	$937.7	$186.8	$750.9

Amortization expense relating to intangible assets for the Company was $15.7 million, $16.3 million and $16.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is recorded in general, administrative and other expenses in the Company's Consolidated Statements of Income. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

Estimated annual amortization of intangible assets is expected to be as follows for the years ending December 31:

(in millions)
2023	$10.3
2024	6.6
2025	5.9
2026	5.8
2027	5.8
Thereafter	2.1
Total	$36.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Unconsolidated Affiliate Companies

    The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in each of these joint ventures is 50.0% and is accounted for under the equity method. Additionally, in October 2020, the Company entered into a 50.0% ownership joint venture to reacquire the rights and acquire the assets to manufacture, market and distribute Sealy® and Stearns & Foster® branded products in the U.K. The Company’s investment of $22.8 million and $27.0 million at December 31, 2022 and 2021, respectively, is recorded in other non-current assets in the accompanying Consolidated Balance Sheets. The Company’s share of earnings for the years ended December 31, 2022, 2021 and 2020 respectively, is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

The table below presents summarized financial information for the joint ventures as of and for the years ended December 31:

(in millions)	2022	2021	2020
Net sales	$317.4	$339.7	$225.0
Income from operations	57.0	70.9	46.9

(6) Debt

Debt for the Company consists of the following:

(in millions)	December 31, 2022		December 31, 2021
Debt:	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$638.8	(1)	$675.0	(2)	October 16, 2024
Revolver	337.0	(1)	—	(2)	October 16, 2024
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	139.3	(3)	—	(3)	April 6, 2023
Finance lease obligations (4)	78.7		75.2		Various
Other	37.0		3.0		Various
Total debt	2,830.8		2,353.2
Less: Deferred financing costs	20.5		21.7
Total debt, net	2,810.3		2,331.5
Less: Current portion	70.4		53.0
Total long-term debt, net	$2,739.9		$2,278.5

(1)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2022.
(2)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2021.
(3)	Interest at one month LIBOR index plus 70 basis points.
(4)	Finance lease obligations are a non-cash financing activity. Refer to Note 7, "Leases."

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

The Company had $337.0 million in outstanding borrowings under the revolving credit facility as of December 31, 2022. Total availability under the revolving facility was $387.4 million, after a $0.6 million reduction for outstanding letters of credit, as of December 31, 2022.

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

The 2019 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated indebtedness less netted cash (as defined below). Consolidated indebtedness includes debt recorded on the Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding in excess of $40.0 million and other short-term debt. The Company is allowed to subtract from consolidated indebtedness an amount equal to 100.0% of the domestic and foreign unrestricted cash ("netted cash"). As of December 31, 2022, the Company's consolidated total net leverage ratio was 3.10 times, which complies with the covenant in the 2019 Credit Agreement that limits this ratio to 5.00 times.

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

The Company was in compliance with all applicable covenants in the 2019 Credit Agreement at December 31, 2022.

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

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). On April 6, 2021, the Company and certain of its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2023 and increased the overall limit from $120.0 million to $200.0 million. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. The Company is in the process of refinancing this facility. Borrowings under this facility are classified as long-term debt within the Consolidated Balance Sheets at December 31, 2022, based on the Company's ability and intent to refinance on a long-term basis. The Company had $139.3 million in outstanding borrowings under the Accounts Receivable Securitization as of December 31, 2022. Total availability under the Accounts Receivable Securitization was $8.0 million as of December 31, 2022.

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

Future Obligations

As of December 31, 2022, the scheduled maturities of long-term debt outstanding, excluding finance lease obligations, for each of the next five years and thereafter are as follows:

(in millions)
2023	$196.5
2024	921.4
2025	—
2026	—
2027	—
Thereafter	1,634.1
Total(1)	$2,752.0
(1) Total future obligations excludes $27.4 million of outstanding letters of credit issued by various financial institutions, including $0.6 million associated with the 2019 Credit Facility.

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

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Consolidated Balance Sheet as of December 31, 2022 and 2021:

(in millions)		December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$506.8	$480.6
Finance lease assets	Property, plant and equipment, net	68.1	64.8
Total leased assets		$574.9	$545.4

Liabilities
Short-term:
Operating lease obligations	Short-term operating lease obligations	$105.5	$101.7
Finance lease obligations	Current portion of long-term debt	13.1	13.7
Long-term:
Operating lease obligations	Long-term operating lease obligations	453.5	427.0
Finance lease obligations	Long-term debt, net	65.6	61.5
Total lease obligations		$637.7	$603.9

The following table summarizes the classification of lease expense in the Company's Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020:

	Twelve Months Ended
(in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease expense:
Operating lease expense	$128.9	$99.8	$75.4
Short-term lease expense	15.3	13.1	11.1
Variable lease expense	31.5	26.9	22.2
Finance lease expense:
Amortization of right-of-use assets	14.9	12.6	9.3
Interest on lease obligations	4.4	4.5	4.7
Total lease expense	$195.0	$156.9	$122.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the scheduled maturities of lease obligations as of December 31, 2022:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2023	$123.7	$16.8	$140.5
2024	109.5	14.0	123.5
2025	94.2	12.1	106.3
2026	79.3	12.0	91.3
2027	67.3	10.5	77.8
Thereafter	165.6	28.5	194.1
Total lease payments	639.6	93.9	733.5
Less: Interest	(80.6)	(15.2)	(95.8)
Present value of lease obligations	$559.0	$78.7	$637.7

The following table provides lease term and discount rate information related to operating and finance leases as of December 31, 2022:

December 31, 2022
Weighted average remaining lease term (years):
Operating leases	6.37
Finance leases	6.96

Weighted average discount rate:
Operating leases	4.24%
Finance leases	5.02%

The following table provides supplemental information related to the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020:

	Twelve Months Ended December 31,
(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases (a)	$126.4	$89.6	$70.1
Operating cash flows paid for finance leases	$14.7	$4.5	$4.7
Financing cash flows paid for finance leases	$4.4	$13.4	$10.2

Right-of-use assets obtained in exchange for new operating lease obligations	$173.0	$101.6	$109.4
Right-of-use assets obtained in exchange for new finance lease obligations	$19.1	$10.8	$17.6
(a)Operating cash flows paid for operating leases are included within the change in other assets and liabilities within the Consolidated Statement of Cash Flows offset by non-cash right-of-use asset amortization and lease liability accretion.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(8) Retirement Plans

401(k) Plan

The Company has a defined contribution plan ("the 401(k) Plan") whereby eligible employees may contribute up to 85.0% of their pay subject to certain limitations as defined by the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan upon hire and are eligible to receive matching contributions upon six months of continuous employment with the Company. The 401(k) Plan provides a 100.0% match of the first 3.0% and 50.0% of the next 2.0% of eligible employee contributions. The match for union employees is based on the applicable collective bargaining arrangement. All matching contributions vest immediately. The Company incurred $7.5 million, $7.6 million and $5.8 million of expenses associated with the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020, respectively, which are included in the Consolidated Statements of Income.

Multi‑Employer Benefit Plans

Approximately 20.2% of the Company's domestic employees are represented by various labor unions with separate collective bargaining agreements. Hourly employees working at six of the Company's domestic manufacturing facilities are covered by union sponsored retirement plans. Further, employees working at three of the Company's domestic manufacturing facilities are covered by union sponsored health and welfare plans. These plans cover both active employees and retirees. Through the health and welfare plans, employees receive medical, dental, vision, prescription and disability coverage. The Company's cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The expense recognized by the Company for such contributions for the years ended December 31 was follows:

(in millions)	2022	2021	2020
Multi‑employer retirement plan expense	$3.7	$4.1	$4.6
Multi‑employer health and welfare plan expense	3.6	3.8	3.4

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

The following table presents information regarding the multi‑employer pension plans that are significant to the Company for the years ended December 31, 2022 and 2021, respectively:

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2022	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2022	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/22	Red	Implemented	$1.6	No	2023, 2025	2020, 2021, 2022
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/21	Red	Implemented	$1.0	Yes, 10.0%	2025	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/21	Red	Implemented	$1.1	Yes, 10.0%	2024, 2025	N/A

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2021	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2021	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/21	Red	Implemented	$1.8	No	2022, 2023	2019, 2020, 2021
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/20	Red	Implemented	$1.1	Yes, 10.0%	2022	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/20	Red	Implemented	$1.2	Yes, 10.0%	2022, 2024	N/A

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

The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

(b) Treasury Stock. As of December 31, 2022, the Company had approximately $779.5 million remaining under an existing share repurchase program initially authorized by the Board of Directors in 2016. The Company repurchased 18.6 million shares, 19.5 million shares and 6.5 million shares under the program, for approximately $621.2 million, $801.4 million and $285.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during the years ended December 31, 2022, 2021 and 2020, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $46.2 million, $14.9 million and $45.9 million in treasury stock acquired during the years ended December 31, 2022, 2021 and 2020, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(c) AOCL. AOCL consisted of the following:

	Year Ended December 31,
(in millions)	2022	2021	2020
Foreign Currency Translation
Balance at beginning of period	$(95.2)	$(58.6)	$(82.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(80.1)	(36.6)	23.6
Balance at end of period	$(175.3)	$(95.2)	$(58.6)

Pension Benefits
Balance at beginning of period	$(4.0)	$(6.9)	$(5.5)
Other comprehensive income (loss):
Net change from period revaluation	3.2	3.8	(1.8)
Tax (expense) benefit (2)	(0.8)	(0.9)	0.4
Total other comprehensive income (loss)	2.4	2.9	(1.4)
Balance at end of period	$(1.6)	$(4.0)	$(6.9)
(1)In 2022, 2021 and 2020, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)These amounts were included in the income tax provision in the accompanying Consolidated Statements of Income.

(10) Other Items

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in millions)	2022	2021
Wages and benefits	$78.0	$112.2
Advertising	64.9	72.3
Taxes	52.1	15.0
Unearned revenue	48.5	51.5
Other	189.2	205.8
	$432.7	$456.8

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

On May 5, 2022, the Company's stockholders approved the amendment and restatement of the 2013 Plan, which had been previously amended and restated on May 11, 2017. The 2013 Plan provides for grants of stock options to purchase shares of common stock to employees and directors of the Company. The 2013 Plan may be administered by the Compensation Committee of the Board of Directors, by the Board of Directors directly, or, in certain cases, by an executive officer or officers of the Company designated by the Compensation Committee. The shares issued or to be issued under the 2013 Plan may be either authorized but unissued shares of the Company's common stock or shares held by the Company in its treasury. Tempur Sealy International may issue a maximum of 44.7 million shares of common stock under the 2013 Plan, subject to certain adjustment provisions.

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

The Company's stock-based compensation expense for the year ended December 31, 2022, 2021 and 2020 included PRSUs, stock options, RSUs and DSUs. A summary of the Company’s stock-based compensation expense is presented below:

	Year Ended December 31,
(in millions)	2022	2021	2020
PRSU expense	$31.0	$39.4	$77.4
Stock option expense	1.1	1.5	4.9
RSU/DSU expense	21.0	20.5	22.2
Total stock-based compensation expense	$53.1	$61.4	$104.5

Performance Restricted Stock Units

    The Company grants PRSUs to executive officers and certain members of management. The Company granted PRSUs during the years ended December 31, 2022, 2021 and 2020. Actual payout under the PRSUs is dependent upon the achievement of certain financial and qualitative goals. A summary of the Company's PRSU activity and related information for the years ended December 31, 2022 and 2021 is presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2020	3.6	$21.18
Granted	0.5	28.92
Performance adjustments(1)	1.0	28.98
Vested	(0.1)	15.07
Forfeited	(0.1)	—
Awards unvested at December 31, 2021	4.9	22.99
Granted	0.3	51.38
Performance adjustments(1)	—	—
Vested	(1.3)	21.38
Forfeited	(0.1)	28.71
Awards unvested at December 31, 2022	3.8	$25.85

(1)	Adjustments based on current attainment expectations of performance targets.
During the first quarter of 2022, the Company granted 0.3 million PRSUs at target at a weighted average grant date fair value of $51.38 per share with a performance period of January 1, 2022 through December 31, 2022 as a component of the long-term incentive plan ("2022 PRSUs"). For the year ended December 31, 2022, the Company recognized stock-based compensation expense related to the 2022 PRSUs based on the Company's achievement of its performance targets for the performance period.

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options granted. During the year ended December 31, 2021 and 2020, no stock options were granted. The assumptions used in the Black-Scholes option-pricing model for the year ended December 31, 2022 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of the Company's common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award. The Company uses historical data to determine these assumptions.

	Year Ended December 31,
	2022	2021	2020
Expected volatility of stock	53.2%	N/A	N/A
Expected life of option, in years	5	N/A	N/A
Risk-free interest rate	2.9%	N/A	N/A
Expected dividend yield on stock	2.0%	N/A	N/A

A summary of the Company's stock option activity under the 2003 Plan and 2013 Plan for the years ended December 31, 2022 and 2021 is presented below:

(in millions, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	4.7	$16.69
Granted	—	—
Exercised	(0.9)	15.40
Forfeited	—	—
Options outstanding at December 31, 2021	3.8	$17.03
Granted	1.2	30.00
Exercised	—	10.44
Forfeited	(0.1)	18.19
Options outstanding at December 31, 2022	4.9	$20.34	6.34	$67.2

Options exercisable at December 31, 2022	3.7	$17.11	5.97	$61.8

The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0.9 million and $22.3 million, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    A summary of the Company's unvested shares relating to stock options as of December 31, 2022 and 2021, and changes during the years ended December 31, 2022 and 2021, are presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2020	1.1	$16.38
Granted	—	—
Vested	(0.8)	15.40
Forfeited	—	—
Options unvested at December 31, 2021	0.3	$15.45
Granted	1.2	30.00
Vested	(0.3)	10.44
Forfeited	—	—
Options unvested at December 31, 2022	1.2	$30.00

Restricted/Deferred Stock Units

A summary of the Company's RSU and DSU activity and related information for the years ended December 31, 2022 and 2021 is presented below:

(in millions, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2020	4.2	$14.57
Granted	0.7	28.68
Vested	(1.5)	14.32
Terminated	(0.1)	25.54
Awards outstanding at December 31, 2021	3.3	$17.37	$154.0
Granted	0.4	46.49
Vested	(1.3)	15.96
Terminated	(0.1)	32.84
Awards outstanding at December 31, 2022	2.3	$22.99	$78.3

The aggregate intrinsic value of RSUs and DSUs vested during the years ended December 31, 2022 and 2021 was $61.7 million and $42.5 million, respectively.

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to stock options, DSUs, RSUs and PRSUs for the year ended December 31, 2022 is presented below:

(in millions, except years)	December 31, 2022	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$7.8	3.51
Unrecognized DSU/RSU expense	23.5	2.17
Unrecognized PRSU expense	21.1	1.53
Total unrecognized stock-based compensation expense	$52.4	2.11

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

(13) Income Taxes

Pre-tax Income by Jurisdiction

    The following sets forth the amount of income before income taxes attributable to each of the Company's geographies for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in millions)	2022	2021	2020
Income before income taxes:
United States	$382.5	$602.5	$319.5
Rest of the world	194.7	221.5	132.9
	$577.2	$824.0	$452.4

Reconciliation of Statutory Tax Rate to Effective Tax Rate

The Company's effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2022		2021		2020
(dollars in millions)	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$121.2	21.0%	$172.9	21.0%	$95.0	21.0%
State income taxes, net of federal benefit	12.5	2.2%	21.0	2.6%	9.9	2.2%
Foreign tax differential	2.9	0.5%	4.6	0.6%	2.8	0.6%
Change in valuation allowances	1.3	0.2%	4.9	0.6%	5.5	1.2%
Uncertain tax positions and interest	(19.2)	(3.3)%	6.5	0.8%	0.5	0.1%
Subpart F income	—	—%	—	—%	3.3	0.7%
Global Intangible Low-Taxed Income ("GILTI")	3.2	0.5%	1.5	0.2%	—	—
GILTI High-Taxed Exception	—	—%	—	—%	(8.6)	(1.9)%
Stock compensation	(13.8)	(2.4)%	(8.1)	(1.0)%	(10.9)	(2.4)%
Nondeductible compensation	14.6	2.5%	5.1	0.6%	3.7	0.8%
Permanent and other	(3.7)	(0.6)%	(10.1)	(1.3)%	1.4	0.4%
Effective income tax provision	$119.0	20.6%	$198.3	24.1%	$102.6	22.7%

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. It is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). Given its recent pronouncement, it is unclear at this time what, if any, impact the Inflation Reduction Act of 2022 will have on the Company's tax rate and financial results. We will continue to evaluate its impact as further information becomes available.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Income Tax Provision
The income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2022	2021	2020
Current provision
Federal	$85.0	$109.9	$55.1
State	18.3	24.5	17.3
Foreign	26.2	52.8	38.8
Total current	$129.5	$187.2	$111.2
Deferred provision
Federal	$(7.7)	$11.6	$(3.4)
State	(2.3)	0.4	(3.4)
Foreign	(0.5)	(0.9)	(1.8)
Total deferred	(10.5)	11.1	(8.6)
Total income tax provision	$119.0	$198.3	$102.6

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

Deferred Income Tax Assets and Liabilities

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period in which those items will reverse, consist of the following:

	December 31,
(in millions)	2022	2021
Deferred tax assets:
Stock-based compensation	$31.8	$30.1
Operating lease obligations	147.5	137.6
Accrued expenses and other	64.1	41.8
Net operating losses, foreign tax credits and other tax attribute carryforwards	58.0	49.6
Inventories	10.3	9.0
Transaction costs	4.3	3.9
Property, plant and equipment	9.7	12.9
Total deferred tax assets	325.7	284.9
Valuation allowances	(42.3)	(42.6)
Total net deferred tax assets	$283.4	$242.3
Deferred tax liabilities:
Intangible assets	$(174.0)	$(181.7)
Operating lease right-of-use assets	(132.0)	(122.8)
Property, plant and equipment	(60.0)	(37.1)
Accrued expenses and other	(20.1)	(16.3)
Total deferred tax liabilities	(386.1)	(357.9)
Net deferred tax liabilities	$(102.7)	$(115.6)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Tax Attributes Included in Deferred Tax Assets
    Included in the calculation of the Company's deferred tax assets are the following gross income tax attributes available at December 31, 2022 and 2021, respectively:

(in millions)	2022	2021
State net operating losses ("SNOLs")	$103.8	$114.9
U.S. federal foreign tax credits ("FTCs")	10.6	12.2
U.S. state income tax credits ("SITCs")	3.7	3.2
Foreign net operating losses ("FNOLs")	63.6	50.6
Charitable contribution carryover ("CCCs")	0.9	1.2

The SNOLs, FTCs, SITCs, FNOLs and CCCs generally begin to expire in 2023, 2023, 2031, 2023 and 2023, respectively.

    Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of certain of the SNOLs, FTCs, SITCs, FNOLs, the CCCs and certain other deferred tax assets related to certain foreign operations (together, the "Tax Attributes"). The Company has established a valuation allowance for certain deferred tax assets (including the Tax Attributes) where it is more likely than not such deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible or creditable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making its assessment regarding the recoverability of its deferred tax assets. The Company has recorded valuation allowances against $54.9 million of the SNOLs and $10.6 million of the FTCs. With respect to all other Tax Attributes above, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the underlying deferred tax assets. However, there can be no assurance that such assets will be realized if circumstances change.
Deferred Tax Liability for Undistributed Foreign Earnings

    As it relates to stock of the Company's top tier foreign subsidiaries in the hands of each such subsidiary's U.S. shareholder, at December 31, 2022, the book basis of each such subsidiary exceeds the tax basis in each such subsidiary. No income taxes have been provided for the book to tax basis differences (including undistributed foreign earnings) inherent in these entities except to the extent of certain earnings that have been previously subject to U.S. income tax ("PTEP"). During the three month period ended December 31, 2022, the Company recorded a deferred income tax liability associated with the PTEP of approximately $2.4 million. The $2.4 million is primarily attributable to the developments in the Danish Tax Matter, which is discussed below.

    As it relates to the book to tax basis difference with respect to the stock of each of the Company's second and lower tier foreign subsidiaries, as a general matter, the book basis exceeds the tax basis in the hands of such foreign subsidiaries' shareholders. By operation of the tax laws of the various countries in which these subsidiaries are domiciled, earnings of lower tier foreign subsidiaries are not subject to tax, in all material respects, when distributed to a foreign shareholder. It is the Company's intent that the earnings of each lower tier foreign subsidiary, with the exception of its Danish subsidiary, its two Canadian subsidiaries and its Mexican subsidiary, will be permanently reinvested in each such foreign subsidiaries' own operations. As it relates to the Danish subsidiary, its earnings may be distributed without any income tax impact. With respect to the Canadian and Mexican subsidiaries, Canadian and Mexican income tax withholding applies, respectively, to any distribution each such subsidiary makes to its foreign parent company. The Company concluded that at December 31, 2022 it is likely that the Canadian subsidiaries and the Mexican subsidiary will each make dividend distributions in the next twelve months. In each case, local country income tax withholding, i.e., Canada and Mexico, applies. Consequently at December 31, 2022 the Company has accrued approximately $0.9 million for such withholding tax.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Uncertain Income Tax Positions

    GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. Uncertain income tax liabilities reflect the Company's best judgement of the facts, circumstances and information available through December 31, 2022. Uncertain income tax liabilities are derived using the cumulative probability approach and applying the tax technical requirements applicable to U.S. and other international tax and transfer pricing requirements.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance as of December 31, 2020	$118.6
Additions based on tax positions related to 2021	1.4
Additions for tax positions of prior years	2.5
Expiration of statutes of limitations	—
Settlements of uncertain tax positions with tax authorities	(77.2)
Balance as of December 31, 2021	$45.3
Additions based on tax positions related to 2022	0.3
Additions for tax positions of prior years	0.2
Expiration of statutes of limitations	(1.9)
Reduction for tax positions of prior years	(4.9)
Settlements of uncertain tax positions with tax authorities	—
Balance as of December 31, 2022	$39.0

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at December 31, 2022 and 2021 would be $17.6 million and $29.1 million, respectively. During the years ended December 31, 2022 and 2021, the Company recognized $(6.9) million and $3.2 million in interest and penalties in income tax (benefit) expense, respectively. The Company had $5.0 million and $15.7 million of accrued interest and penalties at December 31, 2022 and 2021, respectively.

As discussed below, in the three months ended December 31, 2022, the Company reevaluated its position with respect to the Danish Tax Matter (defined below) related to 2012 to 2022. Such reevaluation resulted in a reduction of the Company’s liability for uncertain income tax position of approximately $(4.9) million, which is reflected in “Reduction for tax positions of prior years” in the table above.

As also discussed below, during the three months ended June 30, 2021 the Company resolved the calculation of interest payable to the Danish Tax Authority ("SKAT") related to the settlement of the Danish Tax Matter (defined below) for the years 2001 through 2011 (the "Settlement Years"). As such, the Danish Tax Matter for the Settlement Years is considered closed. Consequently, the tax deposits previously with SKAT were offset against the uncertain income tax liability for the Settlement Years as reflected in the table above.

The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the Consolidated Financial Statements, other than the Danish Tax Matter discussed below which the Company believes will conclude within the parameters of the Preliminary Framework (defined below) reached between the U.S. Internal Revenue Service ("IRS)" and SKAT.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
With few exceptions, the Company is no longer subject to tax examinations by the U.S., state and local municipalities or non-U.S. jurisdictions for periods prior to 2012. The Company is currently under examination by various tax authorities around the world.

The Danish Tax Matter

    The Company has been involved in a dispute with the SKAT regarding the royalty paid by a U.S. subsidiary of Tempur Sealy International to a Danish subsidiary (the "Danish Tax Matter") for tax years 2012 through current. The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production process.

In this regard, the tax years 2012 through 2022 (the "2012 to Current Period") are currently the subject of the Advance Pricing Agreement procedure ("APA") request filed by the Company with SKAT and the IRS in the third quarter of 2018. As part of the APA, the IRS is negotiating on the Company’s behalf directly with SKAT with respect to the royalty due from the U.S. subsidiary to the Danish subsidiary, and may include certain other charges required to be made between the U.S. subsidiary and the Danish subsidiary.

With respect to the APA, during the quarter ended December 31, 2022, SKAT and the IRS preliminarily concluded on a mutually acceptable framework (“Preliminary Framework”) to resolve the Danish Tax Matter for the 2012 to Current Period. If ultimately agreed upon by the two tax authorities, the terms of the Preliminary Framework would extend to the years 2023 and 2024, as well. The Preliminary Framework is not a definitive agreement, but its terms provide updated definitive data for the Company to determine the potential Danish income tax exposure for the 2012 to Current Period as well as the associated deferred tax asset for the U.S. correlative benefit for such period. Consequently, the Company maintains both an uncertain income tax liability for its estimate of the potential Danish income tax and a deferred tax asset for the associated U.S. tax benefit for the 2012 to Current Period. In this respect, during the three months ended December 31, 2022, the Company decreased the liability for uncertain income tax positions approximately $(12.3) million (including interest and penalty but excluding the impact of foreign exchange). The associated deferred tax asset for the U.S. correlative benefit position increased by approximately $2.4 million. The year-over-year change in the liability for the uncertain tax position is a decrease of approximately $(9.3) million (including interest and penalty, but excluding the impact of foreign exchange). The APA negotiation is ongoing. Pursuant to the Preliminary Framework, it is expected the APA will conclude in the next twelve months.

    During 2018, the Company reached agreements with both SKAT and the IRS with respect to the adjusted amount of royalties (the "Settlement") for the Settlement Years. During the three months ended June 30, 2021 the Company and SKAT resolved in all material respects the calculation of interest payable to SKAT (which had previously been under discussion with SKAT) related to the settlement of the Danish Tax Matters for Settlement Years. This resolution resulted in SKAT refunding substantially all of the excess tax deposits it was holding for the Settlement Years (all other aspects of the settlement of the Settlement Years had previously been agreed upon). As such, the Danish Tax Matter for the Settlement Years is considered in all material respects, closed. Consequently, the tax deposits previously with SKAT were applied to offset the uncertain income tax liability for the Settlement Years.

It is expected that taxes remaining on deposit with SKAT after all taxes have been applied to the 2012 to Current Period years will be sufficient to offset any Danish income tax liability, including interest and penalty, for all years in the 2012 to Current Period that would arise as the result of the implementation of the Preliminary Framework.

The uncertain income tax liabilities for the Danish Tax Matter for the 2012 to Current Period are reflected in the Company Consolidated Balance Sheet as per below:

		December 31, 2022	December 31, 2021
Period	Balance Sheet Presentation	USD	USD
2012 to Current Period	Accrued expenses and other current liabilities	$37.8	$—
2012 to Current Period	Other non-current liabilities	—	50.1
	Total	$37.8	$50.1

The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the 2012 to Current Period at December 31, 2022 and 2021 is approximately $21.6 million and $15.5 million, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

If the Preliminary Framework is not ultimately concluded by IRS and SKAT, the Company could be required to make a significant payment to SKAT for Danish tax related to such years, which could have a material adverse effect on the Company’s results of operations and liquidity.

SKAT has issued income tax assessments for the years 2012 through 2016. The Company is contesting all five assessments. Further, SKAT has proposed an assessment for the year 2017. For each of the years 2012 through 2017, SKAT is asserting an increase in the royalty earned by the Danish subsidiary. The aforementioned assessments would be superseded by any final agreement between SKAT and the IRS for the 2012 to Current Period years pursuant to the previously mentioned Preliminary Framework.

From June 2012 through December 31, 2018, SKAT withheld Value Added Tax ("VAT") refunds otherwise owed to the Company, pending resolution of the Danish Tax Matter. After application of the VAT refunds to the liability associated with the Settlement Years, the remaining VAT on deposit with SKAT is approximately $1.5 million. As of December 31, 2022, the Company made the following tax deposits with SKAT related to the Danish Tax Matter for the years 2012 through 2016:

USD
VAT deposits remaining with SKAT	$1.4
Payments during the three months ended March 31, 2020	19.3
Payments during the three months ended September 30, 2020	11.1
Payments during the three months ended September 30, 2021	14.0
Payments during the three months ended December 31, 2022	13.0
Total	$58.8

The above VAT refunds withheld and the tax deposits made are reflected in the Company's Consolidated Balance Sheets, as per below:

	December 31, 2022	December 31, 2021
	USD	USD
Prepaid expenses and other current assets	$58.8	$—
Other non-current assets	—	48.6
Total	$58.8	$48.6

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(14) Earnings Per Common Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Year Ended December 31,
(in millions, except per common share amounts)	2022	2021	2020
Numerator:
Net income from continuing operations, net of income attributable to non-controlling interest	$456.1	$625.2	$348.8

Denominator:
Denominator for basic earnings per common share—weighted average shares	174.9	197.0	207.9
Effect of dilutive securities:
Employee stock-based compensation	5.4	7.3	4.4
Denominator for diluted earnings per common share—adjusted weighted average shares	180.3	204.3	212.3

Basic earnings per common share for continuing operations	$2.61	$3.17	$1.68

Diluted earnings per common share for continuing operations	$2.53	$3.06	$1.64

For the year ended December 31, 2022, the Company excluded 1.2 million shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. For the years ended December 31, 2021 and December 31, 2020, the Company excluded an insignificant number of shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon award vesting.

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

The Company sells its products in over 100 countries to over 10,000 wholesale customers. The Company’s Direct channel represents 23.3% of the Company’s consolidated net sales in 2022. One wholesale customer contributed over 15% of the Company’s consolidated net sales in the years ended 2022 and 2021, respectively.

    The Company’s North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company’s accompanying Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

The following table summarizes total assets by segment:

	December 31,	December 31,
(in millions)	2022	2021
North America	$5,161.7	$4,360.6
International	1,181.5	1,305.9
Corporate	1,077.1	730.9
Inter-segment eliminations	(3,060.5)	(2,074.0)
Total assets	$4,359.8	$4,323.4

     The following table summarizes property, plant and equipment, net, by segment:

	December 31,	December 31,
(in millions)	2022	2021
North America	$672.1	$449.9
International	87.3	82.3
Corporate	31.7	51.3
Total property, plant and equipment, net	$791.1	$583.5

    The following table summarizes operating lease right-of-use assets by segment:

	December 31,	December 31,
(in millions)	2022	2021
North America	$349.0	$280.6
International	154.1	199.0
Corporate	3.7	1.0
Total operating lease right-of-use assets	$506.8	$480.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes segment information for the year ended December 31, 2022:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$3,618.7	$859.1	$—	$—	$4,477.8
Other sales	267.4	176.0	—	—	443.4
Net sales	$3,886.1	$1,035.1	$—	$—	$4,921.2

Inter-segment sales	$1.7	$1.1	$—	$(2.8)	$—
Inter-segment royalty expense (income)	15.0	(15.0)	—	—	—
Gross profit	1,487.3	562.3	—	—	2,049.6
Operating income (loss)	642.4	187.2	(149.0)	—	680.6
Income (loss) from continuing operations before income taxes	638.6	183.4	(244.8)	—	577.2

Depreciation and amortization (1)	$96.9	$23.7	$59.6	$—	$180.2
Capital expenditures	267.4	33.1	6.0	—	306.5
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the year ended December 31, 2021:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$3,825.9	$687.0	$—	$—	$4,512.9
Other sales	253.3	164.6	—	—	417.9
Net sales	$4,079.2	$851.6	$—	$—	$4,930.8

Inter-segment sales	$1.8	$1.2	$—	$(3.0)	$—
Inter-segment royalty expense (income)	8.7	(8.7)	—	—	—
Gross profit	1,678.0	480.7	—	—	2,158.7
Operating income (loss)	856.7	200.0	(144.4)	—	912.3
Income (loss) from continuing operations before income taxes	853.2	198.9	(228.1)	—	824.0

Depreciation and amortization (1)	$87.7	$18.1	$68.8	$—	$174.6
Capital expenditures	89.7	18.0	15.6	—	123.3
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes segment information for the year ended December 31, 2020:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,956.3	$397.5	$—	$—	$3,353.8
Other sales	202.9	120.2	—	—	323.1
Net sales	$3,159.2	$517.7	$—	$—	$3,676.9

Inter-segment sales	$1.2	$0.7	$—	$(1.9)	$—
Inter-segment royalty expense (income)	9.4	(9.4)	—	—	—
Gross profit	1,332.0	306.4	—	—	1,638.4
Operating income (loss)	591.4	127.6	(186.9)	—	532.1
Income (loss) from continuing operations before income taxes	590.1	120.2	(257.9)	—	452.4

Depreciation and amortization (1)	$76.3	$13.6	$112.6	$—	$202.5
Capital expenditures	92.6	11.0	7.7	—	111.3
(1)Depreciation and amortization includes stock-based compensation amortization expense.

    The following table summarizes property, plant and equipment, net, by geographic region:

	December 31,	December 31,
(in millions)	2022	2021
United States	$682.0	$481.1
All other	109.1	102.4
Total property, plant and equipment, net	$791.1	$583.5

The following table summarizes operating lease right-of-use assets by geographic region:

	December 31,	December 31,
(in millions)	2022	2021
United States	$339.6	$278.3
United Kingdom	122.9	162.8
All other	44.3	39.5
Total operating lease right-of-use assets	$506.8	$480.6

The following table summarizes net sales by geographic region:

	Year Ended December 31,
(in millions)	2022	2021	2020
United States	$3,596.0	$3,751.3	$2,886.6
All other	1,325.2	1,179.5	790.3
Total net sales	$4,921.2	$4,930.8	$3,676.9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2022.

    Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company's internal control over financial reporting as of December 31, 2022. That report appears on page 66 of this Report.

Changes in Internal Control over Financial Reporting

    There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Tempur Sealy International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tempur Sealy International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2023, expressed an unqualified opinion thereon.

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
February 17, 2023

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders (the "Proxy Statement") under the sections entitled "Proposal No. 1—Election of Directors," and "Board of Directors' Meetings, Committees of the Board and Related Matters—Corporate Governance," — "Committees of the Board," —"Policies Governing Director Nominations," —"Board and Committee Independence; Audit Committee Financial Experts" and "Other Information—Delinquent Section 16(a) Reports."

Information relating to executive officers is incorporated herein by reference from our Proxy Statement under the section entitled "Proposal No. 1—Election of Directors—Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled "Executive Compensation and Related Information" and "Board of Directors' Meetings, Committees of the Board and Related Matters—Compensation Committee Interlocks and Insider Participation", except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Amended and Restated 2003 Equity Incentive Plan (1)	16,340	$12.34	—
Amended and Restated 2013 Equity Incentive Plan (2)	11,269,567	20.37	13,323,648
Total	11,285,907	$32.70	13,323,648

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
(2)The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the Amended and Restated 2013 Equity Incentive Plan includes 2,279,931 shares issuable under restricted stock units and deferred stock units. Additionally, this number includes 4,332,968 performance restricted stock units which reflects a maximum payout of the awards granted.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled "Proposal No. 2— Ratification of Independent Auditors—Fees for Independent Auditors During the Years Ended December 31, 2022 and 2021" and "—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	The following is a list of the financial statements of Tempur Sealy International, Inc. included in this Report, which are filed herewith pursuant to ITEM 8:
		Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
		Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
		Consolidated Balance Sheets as of December 31, 2022 and 2021
		Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2022, 2021 and 2020
		Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
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

4.3	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on March 25, 2021). (1)
4.4
Indenture, dated as of September 24, 2021 among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 10.1 (but numbered 4.1) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)

4.5	Form of 3.875% Senior Notes due 2031 (included in Exhibit 10.1 (but numbered 4.2) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)

4.6	Description of Registered Securities (filed as Exhibit 4.12 to the Registrant's Annual Report on Form 10-K as filed on February 22, 2022). (1)
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

10.26	Amended and Restated Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.27	2021 Amended and Restated Non-Employee Director Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2021). (1)(2)
10.28	Amended and Restated Tempur-Pedic International Inc. 2003 Equity Incentive Plan (filed as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A as filed on March 25, 2009). (1)(2)
10.29	First Amendment to the Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A as filed on March 25, 2009). (1)(2)
10.30	Tempur-Pedic International, Inc. 2013 Equity Incentive Plan (filed as Appendix A to the Registrant's Definitive Proxy statement on Schedule 14A as filed on April 12, 2013). (1)(2)
10.31	Tempur Sealy International, Inc. Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed on May 2, 2017). (1)(2)
10.32	Tempur Sealy International, Inc. Amended and Restated 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 26, 2017). (1)(2)
10.33
Tempur Sealy International, Inc. Amended and Restated 2013 Equity Incentive Plan as of May 5, 2022 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 24, 2022).(1)(2)

10.34	Second Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Appendix B to the Registrant’s Definitive Proxy Statement (File No.001-31922) filed on March 16, 2015). (1)(2)
10.35
Employment and Non-Competition Agreement dated as of September 4, 2015, by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.36
First Amendment to Employment and Non-Competition Agreement dated November 27, 2017 by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)

10.37
Second Amendment to Employment and Non-Competition Agreement dated March 25, 2020 by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on March 27, 2020). (1)(2)

10.38
Amended and Restated Employment and Non-Competition Agreement dated as of July 6, 2022 between Tempur Sealy International, Inc. and Scott L. Thompson (as filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on July 7, 2022). (1)(2)

10.39
Employment and Non-Competition Agreement dated September 5, 2017, by and between Tempur Sealy International, Inc. and H. Clifford Buster, III (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.40
Employment and Non-Competition Agreement dated October 13, 2017, by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.41
Employment and Non-Competition Agreement dated February 27, 2018, by and between Tempur Sealy International, Inc. and Scott Vollet (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018). (1)(2)

10.42
Employment and Non-Competition Agreement effective January 1, 2020, by and between Tempur Sealy International, Inc. and Steven Rusing (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K as filed on February 24, 2020). (1)(2)

10.43	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (Director) (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q as filed on November 8, 2013). (1)(2)
10.44	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.37 to Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.45
Stock Option Agreement dated as of September 4, 2015 between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.46	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.57 to Registrant's Annual Report on Form 10-K filed on February 24, 2017). (1)(2)
10.47
Form of Special Grant Stock Option Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018).(1) (2)

10.48	Form of Amendment to Stock Option Agreement (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)
10.49	Non-Qualified Premium-Priced Stock Option Agreement dated July 6, 2022 (as filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on July 7, 2022).(1)(2)
10.50
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

10.52	Form of Amendment to RSU Award Agreement (filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)
10.53
Form of 2019 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K as filed on February 25, 2019). (1)(2)

10.54
Form of 2020 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report of Form 10-K as filed on February 24, 2020). (1)(2)

10.55
Form of 2020 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K as filed on February 24, 2020). (1)(2)

10.56
Form of 2021 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K as filed on February 19, 2021). (1)(2)

10.57
Form of 2021 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on February 19, 2021). (1)(2)

10.58
Form of 2022 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K as filed on February 22, 2022). (1)(2)

10.59
Form of 2022 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on February 22, 2022). (1)(2)

10.60	Form of 2023 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022. (2)
10.61	Form of 2023 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022. (2)
10.62
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
101
The following materials from Tempur Sealy International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' (Deficit) Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
SCHEDULE II
(in millions)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2020	$30.0	7.6	—	(4.1)	$33.5
Year Ended December 31, 2021	$33.5	7.5	4.5	(2.9)	$42.6
Year Ended December 31, 2022	$42.6	3.0	(1.7)	(1.6)	$42.3

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC. (Registrant)

Date: February 17, 2023	By:	/S/ Scott L. Thompson
Scott L. Thompson Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 17, 2023, on behalf of the registrant and in the capacities indicated.

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