Form 10-Q
period 2023-03-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2023-05-10
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2023
or
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

The number of shares outstanding of the registrant’s common stock as of May 4, 2023 was 172,070,370 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment including its impact on consumer behavior in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events (including the Russia-Ukraine conflict), labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth and including the proposed merger with Mattress Firm Group Inc. ("Mattress Firm"); the ability to develop and successfully launch new products; capital project timelines; the ability to realize all synergies and benefits of acquisitions; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

Other potential risk factors include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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
ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$1,208.1	$1,239.5
Cost of sales	708.2	716.7
Gross profit	499.9	522.8
Selling and marketing expenses	256.7	243.5
General, administrative and other expenses	104.5	97.6
Equity income in earnings of unconsolidated affiliates	(4.6)	(6.9)
Operating income	143.3	188.6

Other expense, net:
Interest expense, net	32.8	20.9
Other expense (income), net	0.1	(1.3)
Total other expense, net	32.9	19.6

Income before income taxes	110.4	169.0
Income tax provision	(24.5)	(38.1)
Net income before non-controlling interest	85.9	130.9
Less: Net income attributable to non-controlling interest	0.6	0.2
Net income attributable to Tempur Sealy International, Inc.	$85.3	$130.7

Earnings per common share:
Basic	$0.50	$0.72
Diluted	$0.48	$0.69

Weighted average common shares outstanding:
Basic	172.0	182.6
Diluted	176.8	188.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income before non-controlling interest	$85.9	$130.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14.9	(17.5)
Other comprehensive income (loss), net of tax	14.9	(17.5)
Comprehensive income	100.8	113.4
Less: Comprehensive income attributable to non-controlling interest	0.6	0.2
Comprehensive income attributable to Tempur Sealy International, Inc.	$100.2	$113.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$91.0	$69.4
Accounts receivable, net	461.5	422.6
Inventories	566.7	555.0
Prepaid expenses and other current assets	151.4	148.2
Total Current Assets	1,270.6	1,195.2
Property, plant and equipment, net	823.2	791.1
Goodwill	1,069.8	1,062.3
Other intangible assets, net	714.6	715.8
Operating lease right-of-use assets	563.1	506.8
Deferred income taxes	12.7	11.3
Other non-current assets	83.1	77.3
Total Assets	$4,537.1	$4,359.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$368.1	$359.8
Accrued expenses and other current liabilities	441.8	432.7
Short-term operating lease obligations	113.5	105.5
Current portion of long-term debt	74.0	70.4
Income taxes payable	25.4	12.8
Total Current Liabilities	1,022.8	981.2
Long-term debt, net	2,769.0	2,739.9
Long-term operating lease obligations	501.3	453.5
Deferred income taxes	116.5	114.0
Other non-current liabilities	83.9	83.5
Total Liabilities	4,493.5	4,372.1

Redeemable non-controlling interest	8.9	9.8

Total Stockholders' Equity (Deficit)	34.7	(22.1)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity (Deficit)	$4,537.1	$4,359.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
($ in millions)
(unaudited)

Three Months Ended March 31, 2023

		Tempur Sealy International, Inc. Stockholders' Equity (Deficit)
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, December 31, 2022	$9.8	283.8	$2.8	113.4	$(3,434.7)	$598.2	$2,988.5	$(176.9)	$(22.1)
Net income							85.3		85.3
Net income attributable to non-controlling interest	0.6								—
Dividend paid to non-controlling interest in subsidiary	(1.5)								—
Foreign currency adjustments, net of tax								14.9	14.9
Exercise of stock options				(0.1)	1.5	(0.7)			0.8
Dividends declared on common stock ($0.11 per share)							(19.3)		(19.3)
Issuances of PRSUs, RSUs, and DSUs				(2.6)	82.6	(82.6)			—
Treasury stock repurchased				0.1	(5.0)				(5.0)
Treasury stock repurchased - PRSU/RSU releases				0.9	(30.7)				(30.7)
Amortization of unearned stock-based compensation						10.8			10.8
Balance, March 31, 2023	$8.9	283.8	$2.8	111.7	$(3,386.3)	$525.7	$3,054.5	$(162.0)	$34.7

Three Months Ended March 31, 2022

		Tempur Sealy International, Inc. Stockholders' (Deficit) Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, December 31, 2021	$9.2	283.8	$2.8	96.4	$(2,844.7)	$622.0	$2,604.9	$(99.2)	$285.8
Net income							130.7		130.7
Net income attributable to non-controlling interest	0.2								—
Foreign currency adjustments, net of tax								(17.5)	(17.5)
Exercise of stock options				—	0.2	(0.1)			0.1
Dividends declared on common stock ($0.10 per share)							(18.8)		(18.8)
Issuances of PRSUs, RSUs, and DSUs				(2.5)	72.1	(72.1)			—
Treasury stock repurchased				12.2	(449.2)				(449.2)
Treasury stock repurchased - PRSU/RSU releases				1.0	(45.6)				(45.6)
Amortization of unearned stock-based compensation						13.8			13.8
Balance, March 31, 2022	$9.4	283.8	$2.8	107.1	$(3,267.2)	$563.6	$2,716.8	$(116.7)	$(100.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$85.9	$130.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.8	30.4
Amortization of stock-based compensation	10.8	13.8
Amortization of deferred financing costs	1.0	1.0
Bad debt expense	1.7	1.6
Deferred income taxes	0.7	(1.0)
Dividends received from unconsolidated affiliates	1.5	1.1
Equity income in earnings of unconsolidated affiliates	(4.6)	(6.9)
Foreign currency adjustments and other	(0.8)	(0.1)
Changes in operating assets and liabilities	(30.2)	(85.2)
Net cash provided by operating activities	99.8	85.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(52.1)	(60.3)
Other	0.1	1.0
Net cash used in investing activities	(52.0)	(59.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	509.8	528.1
Repayments of borrowings under long-term debt obligations	(477.4)	(216.0)
Proceeds from exercise of stock options	0.8	0.1
Treasury stock repurchased	(35.7)	(494.8)
Dividends paid	(20.8)	(18.7)
Repayments of finance lease obligations and other	(5.1)	(3.5)
Net cash used in financing activities	(28.4)	(204.8)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2.2	(5.9)
Increase (decrease) in cash and cash equivalents	21.6	(184.4)
CASH AND CASH EQUIVALENTS, beginning of period	69.4	300.7
CASH AND CASH EQUIVALENTS, end of period	$91.0	$116.3

Supplemental cash flow information:
Cash paid during the period for:
Interest	$19.5	$4.5
Income taxes, net of refunds	$11.3	$14.6
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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2022, included in the 2022 Annual Report filed with the Securities and Exchange Commission on February 17, 2023.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Inventories. Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out method, and consist of the following:

	March 31,	December 31,
(in millions)	2023	2022
Finished goods	$371.8	$352.9
Work-in-process	20.1	19.4
Raw materials and supplies	174.8	182.7
	$566.7	$555.0

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The Company had the following activity for its accrued warranty expense from December 31, 2022 to March 31, 2023:

(in millions)
Balance as of December 31, 2022	$41.6
Amounts accrued	5.9
Warranties charged to accrual	(4.6)
Balance as of March 31, 2023	$42.9

As of March 31, 2023 and December 31, 2022, $18.8 million and $17.8 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $24.1 million and $23.8 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Condensed Consolidated Balance Sheets, respectively.

(d) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. As of March 31, 2023, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2022 to March 31, 2023:

(in millions)
Balance as of December 31, 2022	$62.4
Amounts accrued	1.7
Write-offs charged against the allowance	(0.5)
Balance as of March 31, 2023	$63.6

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

	Fair Value
(in millions)	March 31, 2023	December 31, 2022
2029 Senior Notes	$707.3	$672.7
2031 Senior Notes	$671.3	$627.1

(f) Definitive Agreement with Mattress Firm. On May 9, 2023, Tempur Sealy International and Mattress Firm entered into a definitive agreement and plan of merger (the "Merger Agreement") for a proposed business acquisition in which Tempur Sealy International, through a wholly-owned subsidiary, will acquire Mattress Firm in a transaction valued at approximately $4.0 billion. The transaction is expected to be funded by approximately $2.7 billion of cash consideration and the issuance of

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
34.2 million shares of common stock resulting in a total stock consideration value of $1.3 billion based on a closing share price of $37.62 as of May 8, 2023.

The Company expects the transaction to close in the second half of 2024, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals. Following the close of the transaction, Mattress Firm is expected to operate as a separate business unit within the Company.

(2) Net Sales

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$804.3	$108.3	$912.6	$811.3	$112.8	$924.1
Direct	115.3	180.2	295.5	120.1	195.3	315.4
Net sales	$919.6	$288.5	$1,208.1	$931.4	$308.1	$1,239.5

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$854.3	$238.0	$1,092.3	$864.9	$256.5	$1,121.4
Other	65.3	50.5	115.8	66.5	51.6	118.1
Net sales	$919.6	$288.5	$1,208.1	$931.4	$308.1	$1,239.5

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$854.9	$—	$854.9	$864.3	$—	$864.3
All Other	64.7	288.5	353.2	67.1	308.1	375.2
Net sales	$919.6	$288.5	$1,208.1	$931.4	$308.1	$1,239.5

(3) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2022	$607.3	$455.0	$1,062.3
Foreign currency translation and other	0.7	6.8	7.5
Balance as of March 31, 2023	$608.0	$461.8	$1,069.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(4) Debt

Debt for the Company consists of the following:

	March 31, 2023		December 31, 2022
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$625.2	(1)	$638.8	(2)	October 16, 2024
Revolver	350.0	(1)	337.0	(2)	October 16, 2024
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	153.3	(3)	139.3	(4)	April 7, 2025
Finance lease obligations (5)	78.1		78.7		Various
Other	56.0		37.0		Various
Total debt	2,862.6		2,830.8
Less: Deferred financing costs	19.6		20.5
Total debt, net	2,843.0		2,810.3
Less: Current portion	74.0		70.4
Total long-term debt, net	$2,769.0		$2,739.9

(1)	Interest at LIBOR plus applicable margin of 1.375% as of March 31, 2023.
(2)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2022.
(3)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(4)	Interest at one month LIBOR index plus 70 basis points.
(5)	New finance lease obligations are a non-cash financing activity.

As of March 31, 2023, the Company was in compliance with all applicable debt covenants.

2019 Credit Agreement

On October 16, 2019, the Company entered into the 2019 Credit Agreement with a syndicate of banks. The 2019 Credit Agreement, as amended, provides for a $725.0 million revolving credit facility and a $725.0 million term loan facility. Borrowings under the 2019 Credit Agreement will generally bear interest at either Base Rate or LIBOR plus the applicable margin. For the revolving credit facility and the term loan facility such applicable margins are determined by a pricing grid based on the consolidated total net leverage ratio of the Company.

The Company had $350.0 million in outstanding borrowings under its revolving credit facility as of March 31, 2023. Total remaining availability under the revolving credit facility was $374.4 million after a $0.6 million reduction for outstanding letters of credit as of March 31, 2023.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). As of March 31, 2023, total availability under the Accounts Receivable Securitization was $1.0 million. On April 6, 2023, the Company and certain of its subsidiaries entered into a second amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 7, 2025. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(5) Stockholders' Equity

(a) Treasury Stock. As of March 31, 2023, the Company had approximately $774.5 million remaining under its share repurchase authorization. The Company repurchased 0.1 million and 12.2 million shares, under the program, for approximately $5.0 million and $449.2 million during the three months ended March 31, 2023 and 2022, respectively.

In addition, the Company acquired 0.9 million and 1.0 million shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three months ended March 31, 2023 and 2022, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $30.7 million and $45.6 million in treasury stock acquired during the three months ended March 31, 2023 and 2022, respectively.

(b) AOCL. AOCL consisted of the following:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Foreign Currency Translation
Balance at beginning of period	$(175.3)	$(95.2)
Other comprehensive loss:
Foreign currency translation adjustments (1)	14.9	(17.5)
Balance at end of period	$(160.4)	$(112.7)

Pensions
Balance at beginning of period	$(1.6)	$(4.0)
Other comprehensive loss:
Net change from period revaluations	—	—
Balance at end of period	$(1.6)	$(4.0)

(1)	In 2023 and 2022, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.

(6) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Wages and benefits	$73.1	$78.0
Unearned revenue	68.6	48.5
Taxes	61.9	52.1
Advertising	44.8	64.9
Other	193.4	189.2
	$441.8	$432.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(7) Stock-Based Compensation

The Company's stock-based compensation expense for the three months ended March 31, 2023 and 2022 included PRSUs, non-qualified stock options, RSUs and deferred stock units ("DSUs"). A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended March 31,
(in millions)	2023	2022
PRSU expense	$5.1	$8.3
Option expense	0.6	—
RSU/DSU expense	5.1	5.5
Total stock-based compensation expense	$10.8	$13.8

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2023, the Company granted PRSUs as a component of the long-term incentive plan ("2023 PRSUs"). The Company has recorded stock-based compensation expense related to the 2023 PRSUs during the three months ended March 31, 2023, as it was probable that the Company would achieve the specified performance target for the performance period.

(8) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.

(9) Income Taxes

The Company's effective tax rate for the three months ended March 31, 2023 and 2022 was 22.2% and 22.5%, respectively. The Company's effective tax rate for the three months ended March 31, 2023 and 2022 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.

The Company has been involved in a dispute with the Danish Tax Authority ("SKAT") regarding the royalty paid by a U.S. subsidiary of Tempur Sealy International to a Danish subsidiary (the "Danish Tax Matter") for tax years 2012 through current. The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production process. In November 2018, the Company entered into the Advanced Pricing Agreement program (the "APA Program") requesting SKAT and the U.S. Internal Revenue Service ("IRS") to directly negotiate a mutually acceptable agreement on the Danish Tax Matter.

During the quarter ended December 31, 2022, pursuant to the negotiations described above with respect to the APA Program, SKAT and the IRS preliminarily concluded on a mutually acceptable framework ("Preliminary Framework") to resolve the Danish Tax Matter for the 2012 to 2022 tax years. If ultimately agreed upon by the two tax authorities, the terms of the Preliminary Framework would extend to the years 2023 and 2024, as well. The Preliminary Framework is not a definitive agreement, but its terms provide updated definitive data for the Company to determine the potential Danish income tax exposure for the 2012 to 2022 tax years as well as the associated deferred tax asset for the U.S. correlative benefit for such periods. During the quarter ended March 31, 2023, the Company began discussions individually with both SKAT and the IRS regarding the implementation of the Preliminary Framework. In this regard, it is expected that the Preliminary Framework will be finalized into a definitive agreement in 2023. Starting January 1, 2023 the Company adopted the terms of the Preliminary Framework in the calculation of the royalty described above. As such, there is no uncertain income tax liability or deferred tax asset associated with 2023.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The uncertain income tax liability for the Danish Tax Matter for the years 2012 through 2022 (the "2012 to Current Period") at March 31, 2023 and December 31, 2022 is approximately $38.3 million and $37.8 million, respectively, and is reflected in the Company's Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities.

The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the 2012 to Current Period at March 31, 2023 and December 31, 2022 is approximately $21.6 million for both periods.

As of March 31, 2023, the Company had made the following tax deposits related to assessments received by SKAT for the Danish Tax Matter for the years 2012 through 2016, which are reflected in the Company's Condensed Consolidated Balance Sheet in other current assets:

(in millions)	USD
VAT deposits remaining with SKAT	$1.4
Deposit payments	58.0
Total	$59.4

If the Company is not successful in concluding the Preliminary Framework for 2012 to Current Period or if there is a change in facts and circumstances as it relates to the Danish Tax Matter, the Company may be required to further increase its uncertain income tax position associated with this matter, or decrease its deferred tax asset, also related to this matter, which could have a material impact on the Company's reported earnings.

There were no other significant changes in the Danish Tax Matter or other uncertain tax positions during the three months ended March 31, 2023.

(10) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International:

	Three Months Ended
	March 31,
(in millions, except per common share amounts)	2023	2022
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$85.3	$130.7

Denominator:
Denominator for basic earnings per common share-weighted average shares	172.0	182.6
Effect of dilutive securities	4.8	5.9
Denominator for diluted earnings per common share-adjusted weighted average shares	176.8	188.5

Basic earnings per common share	$0.50	$0.72

Diluted earnings per common share	$0.48	$0.69

The Company excluded 0.6 million and 0.4 million shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive for the three months ended March 31, 2023 and 2022, respectively. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon the award vesting.

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

The following table summarizes total assets by segment:

(in millions)	March 31, 2023	December 31, 2022
North America	$5,402.3	$5,161.7
International	1,220.2	1,181.5
Corporate	1,164.1	1,077.1
Inter-segment eliminations	(3,249.5)	(3,060.5)
Total assets	$4,537.1	$4,359.8

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	March 31, 2023	December 31, 2022
North America	$700.5	$672.1
International	91.2	87.3
Corporate	31.5	31.7
Total property, plant and equipment, net	$823.2	$791.1

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	March 31, 2023	December 31, 2022
North America	$393.3	$349.0
International	166.3	154.1
Corporate	3.5	3.7
Total operating lease right-of-use assets	$563.1	$506.8

The following table summarizes segment information for the three months ended March 31, 2023:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$919.6	$288.5	$—	$—	$1,208.1

Inter-segment sales	$0.3	$—	$—	$(0.3)	$—
Inter-segment royalty expense (income)	7.4	(7.4)	—	—	—
Gross profit	344.0	155.9	—	—	499.9
Operating income (loss)	136.0	44.2	(36.9)	—	143.3
Income (loss) before income taxes	134.2	43.0	(66.8)	—	110.4

Depreciation and amortization (1)	$25.5	$6.5	$12.6	$—	$44.6
Capital expenditures	45.8	4.7	1.6	—	52.1
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended March 31, 2022:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$931.4	$308.1	$—	$—	$1,239.5

Inter-segment sales	$0.5	$0.2	$—	$(0.7)	$—
Inter-segment royalty expense (income)	7.0	(7.0)	—	—	—
Gross profit	352.4	170.4	—	—	522.8
Operating income (loss)	155.4	66.8	(33.6)	—	188.6
Income (loss) before income taxes	155.8	66.4	(53.2)	—	169.0

Depreciation and amortization (1)	$22.7	$6.0	$15.5	$—	$44.2
Capital expenditures	51.0	7.8	1.5	—	60.3
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	March 31, 2023	December 31, 2022
United States	$709.1	$682.0
All other	114.1	109.1
Total property, plant and equipment, net	$823.2	$791.1

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	March 31, 2023	December 31, 2022
United States	$384.1	$339.6
United Kingdom	124.5	122.9
All other	54.5	44.3
Total operating lease right-of-use assets	$563.1	$506.8

The following table summarizes net sales by geographic region:

	Three Months Ended
	March 31,
(in millions)	2023	2022
United States	$854.9	$864.3
All other	353.2	375.2
Total net sales	$1,208.1	$1,239.5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the 2022 Annual Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the 2022 Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report, in the 2022 Annual Report and the section titled "Risk Factors" contained in ITEM 1A of Part I of the 2022 Annual Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three months ended March 31, 2023, including the following topics:

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

We operate in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S., Canada and Mexico. Our International segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. We evaluate segment performance based on net sales, gross profit and operating income. For additional information refer to Note 11, "Business Segment Information," included in Part I, ITEM 1 of this Report.

Our distribution model operates through an omni-channel strategy. Our products are sold through third-party retailers, our more than 700 company-owned stores and our e-commerce platforms. We distribute through two channels in each operating business segment: Wholesale and Direct. Our Wholesale channel consists of third-party retailers, including third-party distribution, hospitality and healthcare. Our Direct channel includes company-owned stores, online and call centers.

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

Over the last decade, consumers have made the connection between a good night's sleep and overall health and wellness. As consumers make this connection they are willing to invest more in their bedding purchases, which positions us well for long-term growth. In the first quarter of 2023, global consumer spending continued to be unfavorably impacted by macroeconomic pressures, particularly from inflation and rising interest rates.

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

In our International segment, we are launching an all-new line of Tempur® products in over 90 markets through our wholly-owned subsidiaries and third-party distributors in 2023. We expect this new line of products to broaden Tempur®'s price range, with the super-premium price point ceiling maintained and the floor expanded into the premium category to expand our global addressable market.

Definitive Agreement with Mattress Firm Group Inc.

On May 9, 2023, Tempur Sealy International and Mattress Firm entered into a definitive agreement and plan of merger (the "Merger Agreement") for a proposed business acquisition in which Tempur Sealy International, through a wholly-owned subsidiary, will acquire Mattress Firm in a transaction valued at approximately $4.0 billion. The transaction is expected to be funded by approximately $2.7 billion of cash consideration and the issuance of 34.2 million shares of common stock, resulting in a total stock consideration value of $1.3 billion based on a closing share price of $37.62 as of May 8, 2023.

We expect the transaction to close in the second half of 2024, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals. Following the close of the transaction, Mattress Firm is expected to operate as a separate business unit.

Results of Operations

A summary of our results for the three months ended March 31, 2023 include:

•Total net sales decreased 2.5% to $1,208.1 million as compared to $1,239.5 million in the first quarter of 2022. On a constant currency basis, which is a non-GAAP financial measure, total net sales decreased 0.5%, with a decrease of 1.2% in the North America business segment and an increase of 1.7% in the International business segment.
•Gross margin was 41.4% as compared to 42.2% in the first quarter of 2022. Adjusted gross margin, which is a non-GAAP financial measure, was 41.8% in the first quarter of 2023. There were no adjustments to gross margin in the first quarter of 2022.
•Operating income decreased 24.0% to $143.3 million as compared to $188.6 million in the first quarter of 2022. Adjusted operating income, which is a non-GAAP financial measure, was $153.4 million in the first quarter of 2023. There were no adjustments to operating income in the first quarter of 2022.
•Net income decreased 34.7% to $85.3 million as compared to $130.7 million in the first quarter of 2022. Adjusted net income, which is a non-GAAP financial measure, was $92.9 million in the first quarter of 2023. There were no adjustments to net income in the first quarter of 2022.
•Earnings per diluted share ("EPS") decreased 30.4% to $0.48 as compared to $0.69 in the first quarter of 2022. Adjusted EPS, which is a non-GAAP financial measure, was $0.53 in the first quarter of 2023. There were no adjustments to EPS in the first quarter of 2022.

For a discussion and reconciliation of non-GAAP financial measures as discussed above to the corresponding GAAP financial results, refer to the non-GAAP financial information set forth below under the heading "Non-GAAP Financial Information."

We may refer to net sales, earnings or other historical financial information on a "constant currency basis," which is a non-GAAP financial measure. These references to constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates. To provide information on a constant currency basis, the applicable financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior corresponding period's currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constant currency information is not recognized under GAAP, and it is not intended as an alternative to GAAP measures. Refer to Part I, ITEM 3 of this Report for a discussion of our foreign currency exchange rate risk.

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2022

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except percentages and per share amounts)	2023		2022
Net sales	$1,208.1	100.0%	$1,239.5	100.0%
Cost of sales	708.2	58.6	716.7	57.8
Gross profit	499.9	41.4	522.8	42.2
Selling and marketing expenses	256.7	21.2	243.5	19.6
General, administrative and other expenses	104.5	8.6	97.6	7.9
Equity income in earnings of unconsolidated affiliates	(4.6)	(0.4)	(6.9)	(0.6)
Operating income	143.3	11.9	188.6	15.2

Other expense, net:
Interest expense, net	32.8	2.7	20.9	1.7
Other expense (income), net	0.1	—	(1.3)	(0.1)
Total other expense, net	32.9	2.7	19.6	1.6

Income before income taxes	110.4	9.1	169.0	13.6
Income tax provision	(24.5)	(2.0)	(38.1)	(3.1)
Net income before non-controlling interest	85.9	7.0	130.9	10.5
Less: Net income attributable to non-controlling interest	0.6	—	0.2	—
Net income attributable to Tempur Sealy International, Inc.	$85.3	7.1%	$130.7	10.5%

Earnings per common share:
Basic	$0.50		$0.72
Diluted	$0.48		$0.69

Weighted average common shares outstanding:
Basic	172.0		182.6
Diluted	176.8		188.5

NET SALES

	Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$912.6	$924.1	$804.3	$811.3	$108.3	$112.8
Direct	295.5	315.4	115.3	120.1	180.2	195.3
Total net sales	$1,208.1	$1,239.5	$919.6	$931.4	$288.5	$308.1

Net sales decreased 2.5%, and on a constant currency basis decreased 0.5%. The change in net sales was driven by the following:

•North America net sales decreased $11.8 million, or 1.3%. On a constant currency basis, North America net sales decreased 1.2%. Net sales in the Wholesale channel decreased $7.0 million, or 0.9%. Net sales in the Direct channel decreased $4.8 million, or 4.0%. These decreases were primarily driven by continued macroeconomic pressures impacting U.S. consumer behavior.

•International net sales decreased $19.6 million, or 6.4%, primarily driven by unfavorable foreign exchange rates. On a constant currency basis, International net sales increased 1.7%. Net sales in the Wholesale channel increased 2.2% on a constant currency basis. Net sales in the Direct channel increased 1.3% on a constant currency basis.

GROSS PROFIT

	Three Months Ended March 31,
	2023		2022
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$344.0	37.4%	$352.4	37.8%	(0.4)%
International	155.9	54.0%	170.4	55.3%	(1.3)%
Consolidated gross margin	$499.9	41.4%	$522.8	42.2%	(0.8)%

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

Gross margin declined 80 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin declined 40 basis points. The decline in gross margin was primarily driven by operational headwinds of 150 basis points, expense deleverage of 80 basis points and product launch costs. Additionally, we incurred $3.2 million of manufacturing facility enterprise resource planning ("ERP") system transition costs and $1.7 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., which contributed to the decline in gross margin. These declines were partially offset by pricing actions of 260 basis points.

•International gross margin declined 130 basis points. The decline in gross margin was primarily driven by product launch costs of 190 basis points, partially offset by pricing actions of 50 basis points.

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

	Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$112.1	$103.2	$86.9	$80.9	$25.2	$22.3	$—	$—
Other selling and marketing expenses	144.6	140.3	76.0	72.4	64.0	63.0	4.6	4.9
General, administrative and other expenses	104.5	97.6	45.1	43.7	27.1	25.2	32.3	28.7
Total operating expenses	$361.2	$341.1	$208.0	$197.0	$116.3	$110.5	$36.9	$33.6

Operating expenses increased $20.1 million, or 5.9%, and increased 240 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $11.0 million, or 5.6%, and increased 140 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in advertising and product launch initiatives.

•International operating expenses increased $5.8 million, or 5.2%, and increased 440 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in advertising and product launch initiatives.

•Corporate operating expenses increased $3.3 million, or 9.8%, primarily driven by $5.2 million of restructuring costs associated with the acquisition of Mattress Firm.

Research and development expenses for the three months ended March 31, 2023 were $7.5 million compared to $7.8 million for the three months ended March 31, 2022, a decrease of $0.3 million, or 3.8%.

OPERATING INCOME

	Three Months Ended March 31,
	2023		2022
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$136.0	14.8%	$155.4	16.7%	(1.9)%
International	44.2	15.3%	66.8	21.7%	(6.4)%
	180.2		222.2
Corporate expenses	(36.9)		(33.6)
Total operating income	$143.3	11.9%	$188.6	15.2%	(3.3)%

Operating income decreased $45.3 million and operating margin declined 330 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income decreased $19.4 million and operating margin declined 190 basis points. The decline in operating margin was primarily driven by operating expense deleverage of 140 basis points and the decline in gross margin of 40 basis points.

•International operating income decreased $22.6 million and operating margin declined 640 basis points. The decline in operating margin was driven by operating expense deleverage of 440 basis points and the decline in gross margin of 130 basis points.

•Corporate operating expenses increased $3.3 million, which negatively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022	% Change
Interest expense, net	$32.8	$20.9	56.9%

Interest expense, net, increased $11.9 million, or 56.9%. The increase in interest expense, net, was primarily driven by increased average levels of outstanding debt and higher interest rates on our variable rate debt.

INCOME TAX PROVISION

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022	% Change
Income tax provision	$24.5	$38.1	(35.7)%
Effective tax rate	22.2%	22.5%

Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $13.6 million due to a decrease in income before income taxes. Our effective tax rate for the three months ended March 31, 2023 as compared to the same prior year period declined by 30 basis points. The effective tax rates as compared to the U.S. federal statutory rates for the three months ended March 31, 2023 and 2022 included the favorable impact of the deductibility of stock compensation in the U.S. and included a net unfavorable impact of other discrete items.

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

As of March 31, 2023, we had net working capital of $247.8 million, including cash and cash equivalents of $91.0 million, as compared to a working capital of $214.0 million, including cash and cash equivalents of $69.4 million, as of December 31, 2022.

At March 31, 2023, total cash and cash equivalents were $91.0 million, of which $55.7 million was held in the U.S. and $35.3 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from operations for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by (used in) operations:
Operating activities	$99.8	$85.6
Investing activities	(52.0)	(59.3)
Financing activities	(28.4)	(204.8)

Cash provided by operating activities increased $14.2 million in the three months ended March 31, 2023 as compared to the same period in 2022. The increase in cash provided by operating activities was driven by the reduction of inventory spend as compared to prior year, which was offset by the decline in net income and increased accounts payable spend.

Cash used in investing activities decreased $7.3 million in the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in cash used in investing activities was driven by decreased capital expenditures related to our manufacturing capacity expansion projects in 2023.

Cash used in financing activities decreased $176.4 million in the three months ended March 31, 2023 as compared to the same period in 2022. For the three months ended March 31, 2023, we had net borrowings of $32.4 million on our credit facilities as compared to net borrowings of $312.1 million in the same period in 2022, driven primarily by reduced repurchases of common stock. During the three months ended March 31, 2023 and 2022, we repurchased $35.7 million and $494.8 million, respectively, of our common stock.

Capital Expenditures

Capital expenditures totaled $52.1 million and $60.3 million for the three months ended March 31, 2023 and 2022, respectively. We currently expect our 2023 capital expenditures to be approximately $200 million, which includes investments to complete our manufacturing capacity expansion.

Indebtedness

Our total debt increased to $2,862.6 million as of March 31, 2023 from $2,830.8 million as of December 31, 2022. Total availability under our revolving senior secured credit facility was $374.4 million as of March 31, 2023, which matures in 2024. Refer to Note 4, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

As of March 31, 2023, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, in accordance with our 2019 Credit Agreement was 3.24 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of March 31, 2023, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the three months ended March 31, 2023, we repurchased 0.1 million shares under our share repurchase program for $5.0 million. As of March 31, 2023, we had $774.5 million remaining under our share repurchase authorization.

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

We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. As a result of the proposed Mattress Firm acquisition, we expect to limit our repurchase of shares in advance of closing the transaction. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," in the 2022 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

Future Liquidity Sources and Uses

As of March 31, 2023, we had $466.4 million of liquidity, including $91.0 million of cash on hand and $374.4 million available under our revolving senior secured credit facility. In addition, we expect to generate cash flow from operations in the full year 2023. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, share repurchases and debt service obligations.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through share repurchases and quarterly dividends as well as strategic acquisition opportunities that enhance our global competitiveness.

The Board of Directors declared a dividend of $0.11 per share for the second quarter of 2023. The dividend is payable on June 6, 2023 to shareholders of record as of May 23, 2023.

As of March 31, 2023, we had $2,862.6 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $2,772.7 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 3.24 times for the trailing twelve months ended March 31, 2023. We expect our leverage ratio to return to our target range of 2.0 to 3.0 times during 2023.

Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Similarly, our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements and debt service obligations. For information regarding the impact of COVID-19 on our business, including our liquidity and capital resources, please refer to "Risk Factors" contained in ITEM 1A of Part I of the 2022 Annual Report.

Non-GAAP Financial Information

We provide information regarding adjusted net income, EBITDA, adjusted EBITDA, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (expense), adjusted operating margin, consolidated indebtedness and consolidated indebtedness less netted cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income, earnings per share, gross profit, gross margin, operating income (expense) and operating margin as a measure of operating performance, or an alternative to total debt as a measure of liquidity. We believe these non-GAAP financial measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income, gross profit, gross margin, operating income (expense) and operating margin. The adjustments we make to derive the non-GAAP financial measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP financial measure, but which we do not consider to be the fundamental attributes or primary drivers of our business.

We believe that exclusion of these items assists in providing a more complete understanding of our underlying results from operations and trends, and we use these measures along with the corresponding GAAP financial measures to manage our business, to evaluate our consolidated and business segment performance compared to prior periods and the marketplace, to establish operational goals and to provide continuity to investors for comparability purposes. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with GAAP. These non-GAAP financial measures should be considered supplemental in nature and should not be construed as more significant than comparable financial measures defined by GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. For more information about these non-GAAP financial measures and a reconciliation to the nearest GAAP financial measure, please refer to the reconciliations on the following pages.

Adjusted Net Income and Adjusted EPS

A reconciliation of reported net income to adjusted net income and the calculation of adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below.

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2023	March 31, 2022
Net income	$85.3	$130.7
Restructuring costs and other (1)	5.2	—
ERP system transition (2)	3.2	—
Operational start-up costs (3)	1.7	—
Adjusted income tax provision (4)	(2.5)	—
Adjusted net income	$92.9	$130.7

Adjusted earnings per common share, diluted	$0.53	$0.69

Diluted shares outstanding	176.8	188.5

(1)	In the first quarter of 2023, we recorded $5.2 million of restructuring costs primarily associated with the acquisition of Mattress Firm.
(2)	In the first quarter of 2023, we recorded $3.2 million of charges related to the transition of our ERP system, including labor, logistics, training and travel.
(3)
In the first quarter of 2023, we recorded $1.7 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs.

(4)	Adjusted income tax provision represents the tax effects associated with the aforementioned items.

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,208.1		$919.6		$288.5		$—

Gross profit	$499.9	41.4%	$344.0	37.4%	$155.9	54.0%	$—
Adjustments:
ERP system transition (1)	3.2		3.2		—		—
Operational start-up costs (2)	1.7		1.7		—		—
Total adjustments	4.9		4.9		—		—

Adjusted gross profit	$504.8	41.8%	$348.9	37.9%	$155.9	54.0%	$—

Operating income (expense)	$143.3	11.9%	$136.0	14.8%	$44.2	15.3%	$(36.9)
Adjustments:
Restructuring costs and other (3)	5.2		—		—		5.2
ERP system transition (1)	3.2		3.2		—		—
Operational start-up costs (2)	1.7		1.7		—		—
Total adjustments	10.1		4.9		—		5.2

Adjusted operating income (expense)	$153.4	12.7%	$140.9	15.3%	$44.2	15.3%	$(31.7)

(1)	In the first quarter of 2023, we recorded $3.2 million of charges related to the transition of our ERP system, including labor, logistics, training and travel.
(2)
In the first quarter of 2023, we recorded $1.7 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs.

(3)	In the first quarter of 2023, we recorded $5.2 million of restructuring costs primarily associated with the acquisition of Mattress Firm.

The following table sets forth our reported gross profit and operating income (expense) for the three months ended March 31, 2022. We had no adjustments to gross profit or operating income (expense) for the three months ended March 31, 2022.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022
Net income	$85.3	$130.7
Interest expense, net	32.8	20.9
Income taxes	24.5	38.1
Depreciation and amortization	45.0	44.8
EBITDA	$187.6	$234.5
Adjustments:
Restructuring costs and other (1)	5.2	—
ERP system transition (2)	3.2	—
Operational start-up costs (3)	1.7	—
Adjusted EBITDA	$197.7	$234.5

(1)	In the first quarter of 2023, we recorded $5.2 million of restructuring costs primarily associated with the acquisition of Mattress Firm.
(2)	In the first quarter of 2023, we recorded $3.2 million of charges related to the transition of our ERP system, including labor, logistics, training and travel.
(3)
In the first quarter of 2023, we recorded $1.7 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended March 31, 2023:

Trailing Twelve Months Ended
(in millions)	March 31, 2023
Net income	$410.3
Interest expense, net	114.9
Income tax provision	105.4
Depreciation and amortization	182.2
EBITDA	$812.8
Adjustments:
Loss from discontinued operations, net of tax (1)	0.4
ERP system transition (2)	18.7
Restructuring costs and other (3)	15.2
Operational start-up costs (4)	8.2
Adjusted EBITDA	$855.3

Consolidated indebtedness less netted cash	$2,772.7

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	3.24 times

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	In the trailing twelve months ended March 31, 2023, we recognized $18.7 million of charges related to the transition of our ERP system, including labor, logistics, training and travel.
(3)
In the trailing twelve months ended March 31, 2023, we recognized $15.2 million of restructuring costs primarily associated with the acquisition of Mattress Firm and headcount reductions related to organizational changes.

(4)
In the trailing twelve months ended March 31, 2023, we recognized $8.2 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs.

Under the 2019 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the trailing twelve months ended March 31, 2023, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA is 3.24 times for the trailing twelve months ended March 31, 2023. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of March 31, 2023. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	March 31, 2023
Total debt, net	$2,843.0
Plus: Deferred financing costs (1)	19.6
Consolidated indebtedness	2,862.6
Less: Netted cash (2)	89.9
Consolidated indebtedness less netted cash	$2,772.7

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
Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in the 2022 Annual Report. There have been no material changes to our critical accounting policies and estimates in 2023.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. Management has reassessed the quantitative and qualitative market risk disclosures described in our Annual Report on Form 10-K and determined there were no material changes to market risks for the three months ended March 31, 2023.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

During the first quarter of 2023, the Company implemented a new enterprise performance management ("EPM") system utilized for the consolidation of its global financial information. The Company completed significant pre-implementation testing, post-implementation testing and monitoring of the implementation to ensure the effectiveness of internal controls over financial reporting. As a result of this implementation, the Company modified certain existing internal controls over financial reporting related to the new EPM system. During the first quarter of 2023, no other changes occurred in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

Information regarding legal proceedings can be found in Note 8, "Commitments and Contingencies," of the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1, "Financial Statements" of this Report and is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2023:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
January 1, 2023 - January 31, 2023	905,426	(1)	$34.50	27,751	$778.5
February 1, 2023 - February 28, 2023	52,879	(1)	$42.21	44,231	$776.6
March 1, 2023 - March 31, 2023	56,524	(1)	$39.42	52,216	$774.5
Total	1,014,829			124,198

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

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

4.4	Form of 3.875% Senior Notes due 2031 (included in Exhibit 10.1 (but numbered 4.1) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)
4.5	Description of Securities (filed as Exhibit 4.12 to the Registrant's Annual Report on Form 10-K as filed on February 22, 2022). (1)
10.1	Second Amended and Restated Credit and Security Agreement (as filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on April 6, 2023). (1)
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: May 10, 2023	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer