Form 10-Q
period 2023-06-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2023-08-09
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2023
or
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

The number of shares outstanding of the registrant’s common stock as of August 3, 2023 was 172,156,898 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment including its impact on consumer behavior in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events (including the Russia-Ukraine conflict), labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth and including the pending merger with Mattress Firm Group Inc. ("Mattress Firm"); the ability to develop and successfully launch new products; capital project timelines; the ability to realize all synergies and benefits of acquisitions; our reliance on information technology ("IT") and the associated risks involving realized or potential security lapses and/or cyber based attacks; the impact of cybersecurity incidents (including the July 2023 incident) on our business, results of operations or financial condition, including our assessments of such impact; the Company's ability to restore its critical operational data and IT systems in a reasonable time frame following a cybersecurity incident; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

Other potential risk factors include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$1,269.7	$1,211.0	$2,477.8	$2,450.5
Cost of sales	727.4	714.5	1,435.6	1,431.2
Gross profit	542.3	496.5	1,042.2	1,019.3
Selling and marketing expenses	270.2	252.9	526.9	496.4
General, administrative and other expenses	117.5	102.3	222.0	199.9
Equity income in earnings of unconsolidated affiliates	(4.2)	(2.6)	(8.8)	(9.5)
Operating income	158.8	143.9	302.1	332.5

Other expense, net:
Interest expense, net	33.6	23.7	66.4	44.6
Other (income) expense, net	(0.2)	0.7	(0.1)	(0.6)
Total other expense, net	33.4	24.4	66.3	44.0

Income before income taxes	125.4	119.5	235.8	288.5
Income tax provision	(32.2)	(28.3)	(56.7)	(66.4)
Net income before non-controlling interest	93.2	91.2	179.1	222.1
Less: Net income attributable to non-controlling interest	0.8	0.6	1.4	0.8
Net income attributable to Tempur Sealy International, Inc.	$92.4	$90.6	$177.7	$221.3

Earnings per common share:
Basic	$0.54	$0.52	$1.03	$1.24
Diluted	$0.52	$0.51	$1.01	$1.20

Weighted average common shares outstanding:
Basic	172.1	174.1	172.1	178.3
Diluted	176.8	178.8	176.8	183.7

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income before non-controlling interest	$93.2	$91.2	$179.1	$222.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17.2	(57.8)	32.1	(75.3)
Other comprehensive income (loss), net of tax	17.2	(57.8)	32.1	(75.3)
Comprehensive income	110.4	33.4	211.2	146.8
Less: Comprehensive income attributable to non-controlling interest	0.8	0.6	1.4	0.8
Comprehensive income attributable to Tempur Sealy International, Inc.	$109.6	$32.8	$209.8	$146.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$101.8	$69.4
Accounts receivable, net	476.1	422.6
Inventories	529.3	555.0
Prepaid expenses and other current assets	146.9	148.2
Total Current Assets	1,254.1	1,195.2
Property, plant and equipment, net	850.9	791.1
Goodwill	1,080.9	1,062.3
Other intangible assets, net	717.6	715.8
Operating lease right-of-use assets	568.0	506.8
Deferred income taxes	12.7	11.3
Other non-current assets	86.6	77.3
Total Assets	$4,570.8	$4,359.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$362.6	$359.8
Accrued expenses and other current liabilities	452.8	432.7
Short-term operating lease obligations	114.8	105.5
Current portion of long-term debt	73.6	70.4
Income taxes payable	2.9	12.8
Total Current Liabilities	1,006.7	981.2
Long-term debt, net	2,707.5	2,739.9
Long-term operating lease obligations	507.3	453.5
Deferred income taxes	117.6	114.0
Other non-current liabilities	84.2	83.5
Total Liabilities	4,423.3	4,372.1

Redeemable non-controlling interest	9.4	9.8

Total Stockholders' Equity (Deficit)	138.1	(22.1)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity (Deficit)	$4,570.8	$4,359.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
($ in millions)
(unaudited)

Three Months Ended June 30, 2023

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, March 31, 2023	$8.9	283.8	$2.8	111.7	$(3,386.3)	$525.7	$3,054.5	$(162.0)	$34.7
Net income							92.4		92.4
Net income attributable to non-controlling interest	0.8								—
Dividend paid to non-controlling interest in subsidiary	(0.3)								—
Foreign currency adjustments, net of tax								17.2	17.2
Exercise of stock options				—	—	—			—
Dividends declared on common stock ($0.11 per share)							(19.4)		(19.4)
Issuances of PRSUs and RSUs				(0.1)	2.4	(2.4)			—
Treasury stock repurchased				—	—				—
Treasury stock repurchased - PRSU/RSU releases				—	(0.2)				(0.2)
Amortization of unearned stock-based compensation						13.4			13.4
Balance, June 30, 2023	$9.4	283.8	$2.8	111.6	$(3,384.1)	$536.7	$3,127.5	$(144.8)	$138.1

Three Months Ended June 30, 2022

		Tempur Sealy International, Inc. Stockholders' Deficit
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, March 31, 2022	$9.4	283.8	$2.8	107.1	$(3,267.2)	$563.6	$2,716.8	$(116.7)	$(100.7)
Net income							90.6		90.6
Net income attributable to non-controlling interest	0.6								—
Dividend paid to non-controlling interest in subsidiary	(1.0)								—
Foreign currency adjustments, net of tax								(57.8)	(57.8)
Exercise of stock options				—	0.2	(0.1)			0.1
Dividends declared on common stock ($0.10 per share)							(17.9)		(17.9)
Issuances of PRSUs and RSUs				(0.1)	2.9	(2.9)			—
Treasury stock repurchased				4.4	(117.0)				(117.0)
Treasury stock repurchased - PRSU/RSU releases				—	(0.2)				(0.2)
Amortization of unearned stock-based compensation						13.0			13.0
Balance, June 30, 2022	$9.0	283.8	$2.8	111.4	$(3,381.3)	$573.6	$2,789.5	$(174.5)	$(189.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
($ in millions)
(unaudited)

Six Months Ended June 30, 2023

		Tempur Sealy International, Inc. Stockholders' (Deficit) Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2022	$9.8	283.8	$2.8	113.4	$(3,434.7)	$598.2	$2,988.5	$(176.9)	$(22.1)
Net income							177.7		177.7
Net income attributable to non-controlling interests	1.4								—
Dividend paid to non-controlling interest in subsidiary	(1.8)								—
Foreign currency adjustments, net of tax								32.1	32.1
Exercise of stock options				(0.1)	1.5	(0.7)			0.8
Dividends declared on common stock ($0.22 per share)							(38.7)		(38.7)
Issuances of PRSUs and RSUs				(2.7)	85.0	(85.0)			—
Treasury stock repurchased				0.1	(5.0)				(5.0)
Treasury stock repurchased - PRSU/RSU releases				0.9	(30.9)				(30.9)
Amortization of unearned stock-based compensation						24.2			24.2
Balance, June 30, 2023	$9.4	283.8	$2.8	111.6	$(3,384.1)	$536.7	$3,127.5	$(144.8)	$138.1

Six Months Ended June 30, 2022

		Tempur Sealy International, Inc. Stockholders' Equity (Deficit)
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2021	$9.2	283.8	$2.8	96.4	$(2,844.7)	$622.0	$2,604.9	$(99.2)	$285.8
Net income							221.3		221.3
Net income attributable to non-controlling interests	0.8								—
Dividend paid to non-controlling interest in subsidiary	(1.0)								—
Foreign currency adjustments, net of tax								(75.3)	(75.3)
Exercise of stock options				—	0.4	(0.2)			0.2
Dividends declared on common stock ($0.20 per share)							(36.7)		(36.7)
Issuances of PRSUs and RSUs				(2.6)	75.0	(75.0)			—
Treasury stock repurchased				16.6	(566.2)				(566.2)
Treasury stock repurchased - PRSU/RSU releases				1.0	(45.8)				(45.8)
Amortization of unearned stock-based compensation						26.8			26.8
Balance, June 30, 2022	$9.0	283.8	$2.8	111.4	$(3,381.3)	$573.6	$2,789.5	$(174.5)	$(189.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$179.1	$222.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.4	61.3
Amortization of stock-based compensation	24.2	26.9
Amortization of deferred financing costs	1.9	1.9
Bad debt expense	4.2	3.8
Deferred income taxes	0.8	(6.7)
Dividends received from unconsolidated affiliates	3.4	3.9
Equity income in earnings of unconsolidated affiliates	(8.8)	(9.5)
Foreign currency adjustments and other	(1.1)	0.2
Changes in operating assets and liabilities	(19.6)	(237.4)
Net cash provided by operating activities	250.5	66.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(112.7)	(130.2)
Other	0.4	1.1
Net cash used in investing activities	(112.3)	(129.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	1,005.7	1,317.9
Repayments of borrowings under long-term debt obligations	(1,033.3)	(771.7)
Proceeds from exercise of stock options	0.8	0.2
Treasury stock repurchased	(35.9)	(612.0)
Dividends paid	(39.8)	(36.2)
Repayments of finance lease obligations and other	(8.9)	(8.4)
Net cash used in financing activities	(111.4)	(110.2)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5.6	(17.6)
Increase (decrease) in cash and cash equivalents	32.4	(190.4)
CASH AND CASH EQUIVALENTS, beginning of period	69.4	300.7
CASH AND CASH EQUIVALENTS, end of period	$101.8	$110.3

Supplemental cash flow information:
Cash paid during the period for:
Interest	$72.1	$45.6
Income taxes, net of refunds	$52.0	$48.0
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

(b) Adoption of New Accounting Standards

Reference Rate Reform. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides guidance on the accounting impacts due to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). The FASB continued to refine its guidance with the January 2021 ASU 2021-01 issued update, "Reference Rate Reform (Topic 848): Scope" and the December 2022 ASU 2022-06 issued update, "Reference Rate Reform ("Topic 848"): Deferral of the Sunset Date of Topic 848", of which all were effective upon issuance. These updates provide entities with certain optional relief expedients and exceptions for applying GAAP to contract modifications, hedge accounting, and other transactions affected by reference rate reform if certain criteria are met. An entity that makes this election would present and account for a modified contract as a continuation of the existing contract. Entities are afforded these relief options until December 31, 2024, after which time they will no longer be permitted. In May 2023, the Company amended its 2019 Credit Agreement to transition the applicable reference rate from LIBOR to SOFR. See "Note 4 - Debt" for additional details. The results of this guidance did not have a material impact on the condensed consolidated financial statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Inventories. Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out method, and consist of the following:

	June 30,	December 31,
(in millions)	2023	2022
Finished goods	$346.4	$352.9
Work-in-process	17.5	19.4
Raw materials and supplies	165.4	182.7
	$529.3	$555.0

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

The Company had the following activity for its accrued warranty expense from December 31, 2022 to June 30, 2023:

(in millions)
Balance as of December 31, 2022	$41.6
Amounts accrued	11.4
Warranties charged to accrual	(9.0)
Balance as of June 30, 2023	$44.0

As of June 30, 2023 and December 31, 2022, $19.9 million and $17.8 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $24.1 million and $23.8 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Condensed Consolidated Balance Sheets, respectively.

(e) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. As of June 30, 2023, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2022 to June 30, 2023:

(in millions)
Balance as of December 31, 2022	$62.4
Amounts accrued	4.2
Write-offs charged against the allowance	(1.2)
Balance as of June 30, 2023	$65.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(f) Fair Value. Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2019 Credit Agreement and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of debt instruments. The fair values of these material financial instruments are as follows:

	Fair Value
(in millions)	June 30, 2023	December 31, 2022
2029 Senior Notes	$693.6	$672.7
2031 Senior Notes	$651.0	$627.1

(g) Definitive Agreement with Mattress Firm. On May 9, 2023, Tempur Sealy International and Mattress Firm entered into a definitive agreement and plan of merger (the "Merger Agreement") for a proposed business acquisition in which Tempur Sealy International, through a wholly-owned subsidiary, will acquire Mattress Firm in a transaction valued at approximately $4.0 billion. The transaction is expected to be funded by approximately $2.7 billion of cash consideration and the issuance of 34.2 million shares of common stock resulting in a total stock consideration value of $1.3 billion based on a closing share price of $37.62 as of May 8, 2023.

The Company expects the transaction to close in the second half of 2024, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals. Following the close of the transaction, Mattress Firm is expected to operate as a separate business unit within the Company.

(2) Net Sales

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$896.0	$93.2	$989.2	$847.8	$91.3	$939.1
Direct	120.8	159.7	280.5	116.9	155.0	271.9
Net sales	$1,016.8	$252.9	$1,269.7	$964.7	$246.3	$1,211.0

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$955.6	$206.4	$1,162.0	$909.1	$205.1	$1,114.2
Other	61.2	46.5	107.7	55.6	41.2	96.8
Net sales	$1,016.8	$252.9	$1,269.7	$964.7	$246.3	$1,211.0

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$946.2	$—	$946.2	$890.3	$—	$890.3
All Other	70.6	252.9	323.5	74.4	246.3	320.7
Net sales	$1,016.8	$252.9	$1,269.7	$964.7	$246.3	$1,211.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$1,700.3	$201.5	$1,901.8	$1,659.1	$204.1	$1,863.2
Direct	236.1	339.9	576.0	237.0	350.3	587.3
Net sales	$1,936.4	$541.4	$2,477.8	$1,896.1	$554.4	$2,450.5

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$1,809.9	$444.4	$2,254.3	$1,774.0	$461.6	$2,235.6
Other	126.5	97.0	223.5	122.1	92.8	214.9
Net sales	$1,936.4	$541.4	$2,477.8	$1,896.1	$554.4	$2,450.5

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$1,801.1	$—	$1,801.1	$1,754.6	$—	$1,754.6
All Other	135.3	541.4	676.7	141.5	554.4	695.9
Net sales	$1,936.4	$541.4	$2,477.8	$1,896.1	$554.4	$2,450.5

(3) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2022	$607.3	$455.0	$1,062.3
Foreign currency translation and other	2.3	16.3	18.6
Balance as of June 30, 2023	$609.6	$471.3	$1,080.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(4) Debt

Debt for the Company consists of the following:

	June 30, 2023		December 31, 2022
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$611.6	(1)	$638.8	(2)	October 16, 2024
Revolver	282.0	(1)	337.0	(2)	October 16, 2024
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	175.3	(3)	139.3	(4)	April 7, 2025
Finance lease obligations (5)	75.3		78.7		Various
Other	55.7		37.0		Various
Total debt	2,799.9		2,830.8
Less: Deferred financing costs	18.8		20.5
Total debt, net	2,781.1		2,810.3
Less: Current portion	73.6		70.4
Total long-term debt, net	$2,707.5		$2,739.9

(1)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.375% as of June 30, 2023.
(2)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2022.
(3)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(4)	Interest at one month LIBOR index plus 70 basis points.
(5)	New finance lease obligations are a non-cash financing activity.

As of June 30, 2023, the Company was in compliance with all applicable debt covenants.

2019 Credit Agreement

On October 16, 2019, the Company entered into the 2019 Credit Agreement with a syndicate of banks. The 2019 Credit Agreement, as amended, provides for a $725.0 million revolving credit facility and a $725.0 million term loan facility. On May 19, 2023, the Company entered into an amendment to the 2019 Credit Agreement that replaced LIBOR with SOFR as the reference rate for U.S. dollar-denominated loans. Borrowings under the amended Credit Agreement will bear interest at a base rate or a rate equal to SOFR plus an applicable margin. For the revolving credit facility and the term loan facility such applicable margins are determined by a pricing grid based on the consolidated total net leverage ratio of the Company.

The Company had $282.0 million in outstanding borrowings under its revolving credit facility as of June 30, 2023. Total remaining availability under the revolving credit facility was $442.4 million after a $0.6 million reduction for outstanding letters of credit as of June 30, 2023.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). On April 6, 2023, the Company and certain of its subsidiaries entered into a second amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 7, 2025. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. As of June 30, 2023, the Company had completely drawn on the outstanding availability of the Accounts Receivable Securitization with borrowings of $175.3 million.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(5) Stockholders' Equity

(a) Treasury Stock. As of June 30, 2023, the Company had approximately $774.5 million remaining under its share repurchase authorization. The Company did not repurchase shares, under the program, during the three months ended June 30, 2023. The Company repurchased 4.4 million shares, under the program, for approximately $117.0 million during the three months ended June 30, 2022. The Company repurchased 0.1 million and 16.6 million shares, under the program, for approximately $5.0 million and $566.2 million during the six months ended June 30, 2023 and 2022, respectively.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three and six months ended June 30, 2023 and 2022, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $0.3 million and $0.2 million in treasury stock acquired during the three months ended June 30, 2023 and 2022, respectively. The Company acquired approximately $31.0 million and $45.8 million in treasury stock during the six months ended June 30, 2023 and 2022, respectively.

(b) AOCL. AOCL consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Foreign Currency Translation
Balance at beginning of period	$(160.4)	$(112.7)	$(175.3)	$(95.2)
Other comprehensive loss:
Foreign currency translation adjustments (1)	17.2	(57.8)	32.1	(75.3)
Balance at end of period	$(143.2)	$(170.5)	$(143.2)	$(170.5)

Pensions
Balance at beginning of period	$(1.6)	$(4.0)	$(1.6)	$(4.0)
Other comprehensive loss:
Net change from period revaluations	—	—	—	—
Balance at end of period	$(1.6)	$(4.0)	$(1.6)	$(4.0)

(1)	In 2023 and 2022, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.

(6) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Wages and benefits	$91.3	$78.0
Unearned revenue	58.8	48.5
Advertising	57.7	64.9
Taxes	55.7	52.1
Other	189.3	189.2
	$452.8	$432.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(7) Stock-Based Compensation

The Company's stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 included PRSUs, non-qualified stock options and RSUs. A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
PRSU expense	$7.8	$7.9	$12.9	$16.2
Option expense	0.5	—	1.1	—
RSU expense	5.1	5.1	10.2	10.7
Total stock-based compensation expense	$13.4	$13.0	$24.2	$26.9

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2023, the Company granted PRSUs as a component of the long-term incentive plan ("2023 PRSUs"). The Company has recorded stock-based compensation expense related to the 2023 PRSUs during the three and six months ended June 30, 2023, as it was probable that the Company would achieve the specified performance targets for the performance period.

(8) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.

(9) Income Taxes

The Company's effective tax rates for the three months ended June 30, 2023 and 2022 were 25.7% and 23.7%, respectively. The Company's effective tax rates for the six months ended June 30, 2023 and 2022 were 24.1% and 23.0%, respectively. The Company's effective tax rates for the three and six months ended June 30, 2023 and 2022 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.

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

During December 2022, pursuant to the negotiations described above with respect to the APA Program, SKAT and the IRS preliminarily concluded on a mutually acceptable framework ("Preliminary Framework") to resolve the Danish Tax Matter for the 2012 to 2022 tax years. If ultimately agreed upon by the two tax authorities, the terms of the Preliminary Framework would extend to the years 2023 and 2024, as well. The Preliminary Framework is not a definitive agreement, but its terms provide updated definitive data for the Company to determine the potential Danish income tax exposure for the 2012 to 2022 tax years as well as the associated deferred tax asset for the U.S. correlative benefit for such periods. Subsequent to December 31, 2022, the Company began discussions individually with both SKAT and the IRS regarding the implementation of the Preliminary Framework. In this regard, it is expected that the Preliminary Framework will be finalized into a definitive agreement in 2023. Starting January 1, 2023 the Company adopted the terms of the Preliminary Framework in the calculation of the royalty described above. As such, there is no uncertain income tax liability or deferred tax asset associated with 2023.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The uncertain income tax liability for the Danish Tax Matter for the years 2012 through 2022 was approximately $38.5 million and $37.8 million at June 30, 2023 and December 31, 2022, respectively, and is reflected in the Company's Condensed Consolidated Balance Sheet in accrued expenses and other current liabilities.

The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish Tax Matter for the 2012 to 2022 tax years was approximately $21.6 million for both periods ended June 30, 2023 and December 31, 2022.

As of June 30, 2023, the Company had made the following tax deposits related to assessments received by SKAT for the Danish Tax Matter for the years 2012 through 2016, which are reflected in the Company's Condensed Consolidated Balance Sheet in other current assets:

(in millions)	USD
VAT deposits remaining with SKAT	$1.4
Deposit payments	58.3
Total	$59.7

If the Company is not successful in concluding the Preliminary Framework for the 2012 to 2022 tax years or if there is a change in facts and circumstances as it relates to the Danish Tax Matter, the Company may be required to further increase its uncertain income tax position associated with this matter, or decrease its deferred tax asset, also related to this matter, which could have a material impact on the Company's reported earnings.

There were no other significant changes in the Danish Tax Matter or other uncertain tax positions during the six months ended June 30, 2023.

(10) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per common share amounts)	2023	2022	2023	2022
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$92.4	$90.6	$177.7	$221.3

Denominator:
Denominator for basic earnings per common share-weighted average shares	172.1	174.1	172.1	178.3
Effect of dilutive securities	4.7	4.7	4.7	5.4
Denominator for diluted earnings per common share-adjusted weighted average shares	176.8	178.8	176.8	183.7

Basic earnings per common share	$0.54	$0.52	$1.03	$1.24

Diluted earnings per common share	$0.52	$0.51	$1.01	$1.20

The Company excluded 0.6 million and 0.4 million shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive for the three and six months ended June 30, 2023 and 2022, respectively. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon the award vesting.

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

The following table summarizes total assets by segment:

(in millions)	June 30, 2023	December 31, 2022
North America	$5,166.5	$5,161.7
International	1,214.6	1,181.5
Corporate	1,187.0	1,077.1
Inter-segment eliminations	(2,997.3)	(3,060.5)
Total assets	$4,570.8	$4,359.8

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	June 30, 2023	December 31, 2022
North America	$727.2	$672.1
International	92.3	87.3
Corporate	31.4	31.7
Total property, plant and equipment, net	$850.9	$791.1

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	June 30, 2023	December 31, 2022
North America	$408.1	$349.0
International	156.6	154.1
Corporate	3.3	3.7
Total operating lease right-of-use assets	$568.0	$506.8

The following table summarizes segment information for the three months ended June 30, 2023:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,016.8	$252.9	$—	$—	$1,269.7

Inter-segment sales	$0.3	$0.4	$—	$(0.7)	$—
Inter-segment royalty expense (income)	9.3	(9.3)	—	—	—
Gross profit	403.4	138.9	—	—	542.3
Operating income (loss)	174.1	33.9	(49.2)	—	158.8
Income (loss) before income taxes	172.4	32.7	(79.7)	—	125.4

Depreciation and amortization (1)	$24.3	$6.4	$15.3	$—	$46.0
Capital expenditures	52.3	6.8	1.5	—	60.6
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended June 30, 2022:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$964.7	$246.3	$—	$—	$1,211.0

Inter-segment sales	$0.4	$0.5	$—	$(0.9)	$—
Inter-segment royalty expense (income)	2.4	(2.4)	—	—	—
Gross profit	365.8	130.7	—	—	496.5
Operating income (loss)	146.1	35.8	(38.0)	—	143.9
Income (loss) before income taxes	144.8	34.7	(60.0)	—	119.5

Depreciation and amortization (1)	$23.5	$5.9	$14.6	$—	$44.0
Capital expenditures	61.9	6.8	1.2	—	69.9
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2023:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,936.4	$541.4	$—	$—	$2,477.8

Inter-segment sales	$0.6	$0.4	$—	$(1.0)	$—
Inter-segment royalty expense (income)	16.7	(16.7)	—	—	—
Gross profit	747.4	294.8	—	—	1,042.2
Operating income (loss)	310.1	78.1	(86.1)	—	302.1
Income (loss) from continuing operations before income taxes	306.6	75.7	(146.5)	—	235.8

Depreciation and amortization (1)	$49.8	$12.9	$27.9	$—	$90.6
Capital expenditures	98.1	11.5	3.1	—	112.7
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2022:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,896.1	$554.4	$—	$—	$2,450.5

Inter-segment sales	$0.9	$0.7	$—	$(1.6)	$—
Inter-segment royalty expense (income)	9.4	(9.4)	—	—	—
Gross profit	718.2	301.1	—	—	1,019.3
Operating income (loss)	301.5	102.6	(71.6)	—	332.5
Income (loss) from continuing operations before income taxes	300.6	101.1	(113.2)	—	288.5

Depreciation and amortization (1)	$46.2	$11.9	$30.1	$—	$88.2
Capital expenditures	112.9	14.6	2.7	—	130.2
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	June 30, 2023	December 31, 2022
United States	$734.8	$682.0
All other	116.1	109.1
Total property, plant and equipment, net	$850.9	$791.1

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	June 30, 2023	December 31, 2022
United States	$398.7	$339.6
United Kingdom	123.3	122.9
All other	46.0	44.3
Total operating lease right-of-use assets	$568.0	$506.8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the 2022 Annual Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the 2022 Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report, in the 2022 Annual Report and the section titled "Risk Factors" contained in ITEM 1A of Part I of the 2022 Annual Report and in this Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and six months ended June 30, 2023, including the following topics:

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

Over the last decade, consumers have made the connection between a good night's sleep and overall health and wellness. As consumers make this connection they are willing to invest more in their bedding purchases, which positions us well for long-term growth. In the first half of 2023, global consumer spending continued to be unfavorably impacted by macroeconomic pressures, particularly from inflation and rising interest rates.

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

Cybersecurity Event

On July 31, 2023, we disclosed a cybersecurity event identified on July 23, 2023 affecting certain of our data and IT systems. Upon discovery of the event, we activated our incident response and business continuity plans designed to contain the incident. This included proactively shutting down certain of our IT systems, resulting in the temporary interruption of our operations. Legal counsel, a cybersecurity forensic firm and other incident response professionals have been engaged to advise on the matter. We have also notified law enforcement authorities.

We have incurred, and we may continue to incur, certain expenses related to this attack, including expenses to respond to, remediate and investigate this matter. Such expenses, net of any insurance coverage provided for under our cybersecurity insurance policy, may be significant. Our cybersecurity insurance policy provides coverage for certain losses not to exceed $5.0 million over the annual term of the policy, and we have not yet submitted a claim for this incident. Our assessment of the impact of this event remains ongoing, but we currently do not expect it to have a material impact on our business, operations or financial results. Based on estimated lost production due to the shutdown of our IT systems for one week, we currently estimate a potential negative impact to net sales of approximately 2% in the third quarter of 2023. The cybersecurity event did not have any impact on our financial results for the second quarter of 2023.

Product Launches

In the second quarter of 2023, we completed the rollout of our North American Stearns & Foster® portfolio that began in 2022. The new line is designed to further distinguish our high-end traditional innerspring brand and includes superior technologies, clear product step-up stories and a new, contemporary look.

We also completed the launch of our new portfolio of Tempur-Pedic® Breeze mattresses and Tempur-Ergo® Smart Bases in the second quarter of 2023. The new lineup of Tempur-Pedic® Breeze products builds upon our successful legacy Breeze portfolio. The updated collection features incremental innovation and technologies that were designed to be a solution to the most common causes of poor sleep, including aches and pains, sleeping hot and snoring. The upgraded Tempur-Ergo® Smart Base assortment features improved ergonomic design with new, proprietary lumbar support, upgraded Sleeptracker-AI® technology and industry-leading relaxation modes, including Wave FormTM massage.

In our International segment, we launched an all-new line of Tempur® products in over 90 markets through our wholly-owned subsidiaries and third-party distributors in 2023. We expect this new line of products to broaden Tempur®'s price range, with the super-premium price point ceiling maintained and the floor expanded into the premium category to broaden our global addressable market.

Results of Operations

A summary of our results for the three months ended June 30, 2023 include:

•Total net sales increased 4.8% to $1,269.7 million as compared to $1,211.0 million in the second quarter of 2022. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 5.0%, with an increase of 5.3% in the North America business segment and an increase of 3.9% in the International business segment.
•Gross margin was 42.7% as compared to 41.0% in the second quarter of 2022. Adjusted gross margin, which is a non-GAAP financial measure, was 42.9% as compared to 41.7% in the second quarter of 2022.
•Operating income increased 10.4% to $158.8 million as compared to $143.9 million in the second quarter of 2022. Adjusted operating income, which is a non-GAAP financial measure, was $171.8 million as compared to $159.9 million in the second quarter of 2022.
•Net income increased 2.0% to $92.4 million as compared to $90.6 million in the second quarter of 2022. Adjusted net income, which is a non-GAAP financial measure, was $102.0 million as compared to $103.2 million in the second quarter of 2022.
•Earnings per diluted share ("EPS") increased 2.0% to $0.52 as compared to $0.51 in the second quarter of 2022. Adjusted EPS, which is a non-GAAP financial measure, was $0.58 in the second quarter of 2023 and 2022.

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

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2022

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended June 30,
(in millions, except percentages and per share amounts)	2023		2022
Net sales	$1,269.7	100.0%	$1,211.0	100.0%
Cost of sales	727.4	57.3	714.5	59.0
Gross profit	542.3	42.7	496.5	41.0
Selling and marketing expenses	270.2	21.3	252.9	20.9
General, administrative and other expenses	117.5	9.3	102.3	8.4
Equity income in earnings of unconsolidated affiliates	(4.2)	(0.3)	(2.6)	(0.2)
Operating income	158.8	12.5	143.9	11.9

Other expense, net:
Interest expense, net	33.6	2.6	23.7	2.0
Other (income) expense, net	(0.2)	—	0.7	0.1
Total other expense, net	33.4	2.6	24.4	2.0

Income before income taxes	125.4	9.9	119.5	9.9
Income tax provision	(32.2)	(2.5)	(28.3)	(2.3)
Net income before non-controlling interest	93.2	7.3	91.2	7.4
Less: Net income attributable to non-controlling interest	0.8	0.1	0.6	—
Net income attributable to Tempur Sealy International, Inc.	$92.4	7.3%	$90.6	7.5%

Earnings per common share:
Basic	$0.54		$0.52
Diluted	$0.52		$0.51

Weighted average common shares outstanding:
Basic	172.1		174.1
Diluted	176.8		178.8

NET SALES

	Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$989.2	$939.1	$896.0	$847.8	$93.2	$91.3
Direct	280.5	271.9	120.8	116.9	159.7	155.0
Total net sales	$1,269.7	$1,211.0	$1,016.8	$964.7	$252.9	$246.3

Net sales increased 4.8%, and on a constant currency basis increased 5.0%. The change in net sales was driven by the following:

•North America net sales increased $52.1 million, or 5.4%, primarily driven by the success of new product launches for Tempur-Pedic® and Stearns & Foster®. On a constant currency basis, North America net sales increased 5.3%. Net sales in the Wholesale channel increased $48.2 million, or 5.7%. Net sales in the Direct channel increased $3.9 million, or 3.3%.

•International net sales increased $6.6 million, or 2.7%. On a constant currency basis, International net sales increased 3.9%. Net sales in the Wholesale channel increased 3.2% on a constant currency basis. Net sales in the Direct channel increased 4.3% on a constant currency basis.

GROSS PROFIT

	Three Months Ended June 30,
	2023		2022
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$403.4	39.7%	$365.8	37.9%	1.8%
International	138.9	54.9%	130.7	53.1%	1.8%
Consolidated gross margin	$542.3	42.7%	$496.5	41.0%	1.7%

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

Gross margin improved 170 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 180 basis points. The improvement in gross margin was primarily driven by pricing actions of 220 basis points and normalizing commodity costs of 190 basis points. Additionally, in 2022, we incurred $5.4 million of manufacturing facility enterprise resource planning ("ERP") system transition costs, which were not incurred in 2023. These improvements were partially offset by product launch costs of 180 basis points and operational headwinds of 80 basis points.

•International gross margin improved 180 basis points. The improvement in gross margin was primarily driven by favorable mix of 150 basis points and pricing actions.

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

General, administrative and other expenses include salaries and related expenses, IT, professional fees, depreciation and amortization of long-lived assets not used in the manufacturing process, expenses for administrative functions and research and development costs.

	Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$118.6	$119.1	$101.8	$104.7	$16.8	$14.4	$—	$—
Other selling and marketing expenses	151.6	133.8	81.5	68.8	64.3	59.9	5.8	5.1
General, administrative and other expenses	117.5	102.3	46.0	46.2	28.1	23.2	43.4	32.9
Total operating expenses	$387.7	$355.2	$229.3	$219.7	$109.2	$97.5	$49.2	$38.0

Operating expenses increased $32.5 million, or 9.1%, and increased 120 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $9.6 million, or 4.4%, and decreased 20 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by product launch initiatives.

•International operating expenses increased $11.7 million, or 12.0%, and increased 360 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in advertising and product launch initiatives.

•Corporate operating expenses increased $11.2 million, or 29.5%, primarily driven by $10.6 million of transaction costs related to the pending acquisition of Mattress Firm.

Research and development expenses for the three months ended June 30, 2023 were $7.3 million compared to $7.7 million for the three months ended June 30, 2022, a decrease of $0.4 million or 5.2%.

OPERATING INCOME

	Three Months Ended June 30,
	2023		2022
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$174.1	17.1%	$146.1	15.1%	2.0%
International	33.9	13.4%	35.8	14.5%	(1.1)%
	208.0		181.9
Corporate expenses	(49.2)		(38.0)
Total operating income	$158.8	12.5%	$143.9	11.9%	0.6%

Operating income increased $14.9 million and operating margin improved 60 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $28.0 million and operating margin improved 200 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 180 basis points and operating expense deleverage of 20 basis points.

•International operating income decreased $1.9 million and operating margin declined 110 basis points. The decline in operating margin was driven by operating expense deleverage of 360 basis points offset by the improvement in gross margin of 180 basis points.

•Corporate operating expenses increased $11.2 million, which negatively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	% Change
Interest expense, net	$33.6	$23.7	41.8%

Interest expense, net, increased $9.9 million, or 41.8%. The increase in interest expense, net, was primarily driven by increased average levels of outstanding debt and higher interest rates on our variable rate debt.

INCOME TAX PROVISION

	Three Months Ended June 30,
(in millions, except percentages)	2023	2022	% Change
Income tax provision	$32.2	$28.3	13.8%
Effective tax rate	25.7%	23.7%

Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $3.9 million due to an increase in income before income taxes. Our effective tax rate for the three months ended June 30, 2023 as compared to the prior year increased by 200 basis points. The effective tax rates as compared to the U.S. federal statutory rates for the three months ended June 30, 2023 and 2022 included a net favorable impact of other discrete items.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2022

    The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Six Months Ended June 30,
(in millions, except percentages and per share amounts)	2023		2022
Net sales	$2,477.8	100.0%	$2,450.5	100.0%
Cost of sales	1,435.6	57.9	1,431.2	58.4
Gross profit	1,042.2	42.1	1,019.3	41.6
Selling and marketing expenses	526.9	21.3	496.4	20.3
General, administrative and other expenses	222.0	9.0	199.9	8.2
Equity income in earnings of unconsolidated affiliates	(8.8)	(0.4)	(9.5)	(0.4)
Operating income	302.1	12.2	332.5	13.6

Other expense, net:
Interest expense, net	66.4	2.7	44.6	1.8
Other income, net	(0.1)	—	(0.6)	—
Total other expense, net	66.3	2.7	44.0	1.8

Income before income taxes	235.8	9.5	288.5	11.8
Income tax provision	(56.7)	(2.3)	(66.4)	(2.7)
Net income before non-controlling interest	179.1	7.2	222.1	9.1
Less: Net income attributable to non-controlling interest	1.4	0.1	0.8	—
Net income attributable to Tempur Sealy International, Inc.	$177.7	7.2%	$221.3	9.0%

Earnings per common share:
Basic	$1.03		$1.24
Diluted	$1.01		$1.20

Weighted average common shares outstanding:
Basic	172.1		178.3
Diluted	176.8		183.7

NET SALES

	Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$1,901.8	$1,863.2	$1,700.3	$1,659.1	$201.5	$204.1
Direct	576.0	587.3	236.1	237.0	339.9	350.3
Total net sales	$2,477.8	$2,450.5	$1,936.4	$1,896.1	$541.4	$554.4

    Net sales increased 1.1%, and on a constant currency basis increased 2.3%. The change in net sales was driven by the following:

•North America net sales increased $40.3 million, or 2.1%, primarily driven by the success of new product launches for Tempur-Pedic® and Stearns & Foster®. Net sales in the Wholesale channel increased $41.2 million, or 2.5%. Net sales in the Direct channel decreased $0.9 million, or 0.4%.

•International net sales decreased $13.0 million, or 2.3%. On a constant currency basis, International net sales increased 2.6%. Net sales in the Wholesale channel increased 2.6% on a constant currency basis. Net sales in the Direct channel increased 2.6% on a constant currency basis.

GROSS PROFIT

	Six Months Ended June 30,
	2023		2022
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$747.4	38.6%	$718.2	37.9%	0.7%
International	294.8	54.5%	301.1	54.3%	0.2%
Consolidated gross margin	$1,042.2	42.1%	$1,019.3	41.6%	0.5%

    Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

    Gross margin improved 50 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 70 basis points. The improvement in gross margin was primarily driven by pricing actions of 240 basis points and normalizing commodity costs of 120 basis points. These improvements were offset by product launch costs of 120 basis points, operational headwinds of 90 basis points and expense deleverage of 50 basis points.

•International gross margin improved 20 basis points. The improvement in gross margin was driven by favorable mix and pricing actions, offset by product launch costs.

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

General, administrative and other expenses include salaries and related expenses, IT, professional fees, depreciation and amortization of long-lived assets not used in the manufacturing process, expenses for administrative functions and research and development costs.

	Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$230.7	$222.3	$188.7	$185.6	$42.0	$36.7	$—	$—
Other selling and marketing expenses	296.2	274.1	157.5	141.2	128.3	122.9	10.4	10.0
General, administrative and other expenses	222.0	199.9	91.1	89.9	55.2	48.4	75.7	61.6
Total operating expenses	$748.9	$696.3	$437.3	$416.7	$225.5	$208.0	$86.1	$71.6

    Operating expenses increased $52.6 million, or 7.6%, and increased 180 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $20.6 million, or 4.9%, and increased 60 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in advertising and product launch initiatives.

•International operating expenses increased $17.5 million, or 8.4%, and increased 420 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in advertising and product launch initiatives.

•Corporate operating expenses increased $14.5 million, or 20.3%. The increase in operating expenses was primarily driven by $15.8 million of transaction costs related to the pending acquisition of Mattress Firm.

    Research and development expenses were $14.8 million for the six months ended June 30, 2023 as compared to $15.5 million for the six months ended June 30, 2022, a decrease of $0.7 million, or 4.5%.

OPERATING INCOME

	Six Months Ended June 30,
	2023		2022
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$310.1	16.0%	$301.5	15.9%	0.1%
International	78.1	14.4%	102.6	18.5%	(4.1)%
	388.2		404.1
Corporate expenses	(86.1)		(71.6)
Total operating income	$302.1	12.2%	$332.5	13.6%	(1.4)%

Operating income decreased $30.4 million and operating margin declined 140 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $8.6 million and operating margin improved 10 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 70 basis points, offset by operating expense deleverage of 60 basis points.

•International operating income decreased $24.5 million and operating margin declined 410 basis points. The decline in operating margin was primarily driven by operating expense deleverage of 420 basis points, offset by the improvement in gross margin of 20 basis points.

•Corporate operating expenses increased $14.5 million, which negatively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	% Change
Interest expense, net	$66.4	$44.6	48.9%

Interest expense, net, increased $21.8 million, or 48.9%. The increase in interest expense, net, was primarily driven by increased average levels of outstanding debt and higher interest rates on our variable rate debt.

INCOME TAX PROVISION

	Six Months Ended June 30,
(in millions, except percentages)	2023	2022	% Change
Income tax provision	$56.7	$66.4	(14.6)%
Effective tax rate	24.1%	23.0%

Our income tax provision decreased $9.7 million due to a decrease in income before income taxes. Our effective tax rate for the six months ended June 30, 2023 as compared to the prior year increased 110 basis points. The effective tax rates as compared to the U.S. federal statutory rates for the six months ended June 30, 2023 and 2022 included the net favorable impact of the deductibility of stock compensation in the U.S., which were offset by the unfavorable impact of other discrete items.

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

As of June 30, 2023, we had net working capital of $247.4 million, including cash and cash equivalents of $101.8 million, as compared to a working capital of $214.0 million, including cash and cash equivalents of $69.4 million, as of December 31, 2022.

At June 30, 2023, total cash and cash equivalents were $101.8 million, of which $61.2 million was held in the U.S. and $40.6 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from operations for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by (used in) operations:
Operating activities	$250.5	$66.5
Investing activities	(112.3)	(129.1)
Financing activities	(111.4)	(110.2)

Cash provided by operating activities increased $184.0 million in the six months ended June 30, 2023 as compared to the same period in 2022. The increase in cash provided by operating activities was primarily driven by the reduction of inventory levels as compared to the prior year.

Cash used in investing activities decreased $16.8 million in the six months ended June 30, 2023 as compared to the same period in 2022. The decrease in cash used in investing activities was driven by decreased capital expenditures related to our manufacturing capacity expansion projects nearing completion in 2023.

Cash used in financing activities increased $1.2 million in the six months ended June 30, 2023 as compared to the same period in 2022. For the six months ended June 30, 2023, we had net repayments of $27.6 million on our credit facilities as compared to net borrowings of $546.2 million in the same period in 2022, driven primarily by reduced repurchases of common stock. During the six months ended June 30, 2023 and 2022, we repurchased $35.9 million and $612.0 million, respectively, of our common stock.

Capital Expenditures

Capital expenditures totaled $112.7 million and $130.2 million for the six months ended June 30, 2023 and 2022, respectively. We currently expect our 2023 capital expenditures to be approximately $200 million, which includes investments to complete our manufacturing capacity expansion.

Indebtedness

Our total debt decreased to $2,799.9 million as of June 30, 2023 from $2,830.8 million as of December 31, 2022. Total availability under our revolving senior secured credit facility was $442.4 million as of June 30, 2023, which matures in October 2024. We expect to amend our credit facility later this year. Refer to Note 4, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

As of June 30, 2023, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, in accordance with our 2019 Credit Agreement was 3.10 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of June 30, 2023, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the six months ended June 30, 2023, we repurchased 0.1 million shares under our share repurchase program for $5.0 million. As of June 30, 2023, we had $774.5 million remaining under our share repurchase authorization.

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

We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. As a result of the pending Mattress Firm acquisition, we have temporarily suspended our repurchase of shares in advance of closing the transaction. For further information on our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," in the 2022 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

Future Liquidity Sources and Uses

As of June 30, 2023, we had $544.2 million of liquidity, including $101.8 million of cash on hand and $442.4 million available under our revolving senior secured credit facility. In addition, we expect to generate cash flow from operations in the full year 2023. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, share repurchases and debt service obligations.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through strategic acquisition opportunities that enhance our global competitiveness, as well as quarterly dividends and opportunistic share repurchases.

The Board of Directors declared a dividend of $0.11 per share for the third quarter of 2023. The dividend is payable on August 31, 2023 to shareholders of record as of August 17, 2023.

As of June 30, 2023, we had $2,799.9 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $2,699.1 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 3.10 times for the trailing twelve months ended June 30, 2023. We expect our leverage ratio to return to our target range of 2.0 to 3.0 times during 2023.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended June 30, 2023 and 2022:

	Three Months Ended
(in millions, except per share amounts)	June 30, 2023	June 30, 2022
Net income	$92.4	$90.6
Transaction costs (1)	10.6	—
Operational start-up costs (2)	2.4	3.1
ERP system transition (3)	—	9.4
Restructuring costs (4)	—	4.1
Adjusted income tax provision (5)	(3.4)	(4.0)
Adjusted net income	$102.0	$103.2

Adjusted earnings per common share, diluted	$0.58	$0.58

Diluted shares outstanding	176.8	178.8

(1)	In the second quarter of 2023, we recorded $10.6 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm.
(2)
In the second quarter of 2023, we recorded $2.4 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs. In the second quarter of 2022, we incurred $3.1 million of operational start-up costs.

(3)	In the second quarter of 2022, we recorded $9.4 million of charges related to the transition of our ERP system.
(4)	In the second quarter of 2022, we recorded $4.1 million of restructuring costs primarily associated with headcount reductions.
(5)	Adjusted income tax provision represents the tax effects associated with the aforementioned items.

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended June 30, 2023.

	Three Months Ended June 30, 2023
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,269.7		$1,016.8		$252.9		$—

Gross profit	$542.3	42.7%	$403.4	39.7%	$138.9	54.9%	$—
Adjustments:
Operational start-up costs (1)	2.4		2.4		—		—
Adjusted gross profit	$544.7	42.9%	$405.8	39.9%	$138.9	54.9%	$—

Operating income (expense)	$158.8	12.5%	$174.1	17.1%	$33.9	13.4%	$(49.2)
Adjustments:
Transaction costs (2)	10.6		—		—		10.6
Operational start-up costs (1)	2.4		2.4		—		—
Total adjustments	13.0		2.4		—		10.6

Adjusted operating income (expense)	$171.8	13.5%	$176.5	17.4%	$33.9	13.4%	$(38.6)

(1)
In the second quarter of 2023, we recorded $2.4 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs.

(2)	In the second quarter of 2023, we recorded $10.6 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm.

The following table sets forth our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended June 30, 2022.

	Three Months Ended June 30, 2022
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,211.0		$964.7		$246.3		$—

Gross profit	$496.5	41.0%	$365.8	37.9%	$130.7	53.1%	$—
Adjustments:
ERP system transition (1)	5.4		5.4		—		—
Operational start-up costs (2)	2.5		2.5		—		—
Total adjustments	7.9		7.9		—		—

Adjusted gross profit	$504.4	41.7%	$373.7	38.7%	$130.7	53.1%	$—

Operating income (expense)	$143.9	11.9%	$146.1	15.1%	$35.8	14.5%	$(38.0)
Adjustments:
ERP system transition (1)	9.4		8.2		—		1.2
Restructuring costs (3)	3.9		1.8		—		2.1
Operational start-up costs (2)	2.7		2.7		—		—
Total adjustments	16.0		12.7		—		3.3

Adjusted operating income (expense)	$159.9	13.2%	$158.8	16.5%	$35.8	14.5%	$(34.7)

(1)	In the second quarter of 2022, we recorded $9.4 million of charges related to the transition of our ERP system.
(2)
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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended June 30, 2023 and 2022:

	Three Months Ended
(in millions)	June 30, 2023	June 30, 2022
Net income	$92.4	$90.6
Interest expense, net	33.6	23.7
Income taxes	32.2	28.3
Depreciation and amortization	46.3	44.2
EBITDA	$204.5	$186.8
Adjustments:
Transaction costs (1)	10.6	—
Operational start-up costs (2)	2.4	3.1
ERP system transition (3)	—	9.4
Restructuring costs (4)	—	4.1
Adjusted EBITDA	$217.5	$203.4

(1)	In the second quarter of 2023, we recorded $10.6 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm.
(2)
In the second quarter of 2023, we recorded $2.4 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs. In the second quarter of 2022, we incurred $3.1 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S.

(3)	In the second quarter of 2022, we recorded $9.4 million of charges related to the transition of our ERP system.
(4)	In the second quarter of 2022, we recorded $4.1 million of restructuring costs primarily associated with headcount reductions.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended June 30, 2023:

Trailing Twelve Months Ended
(in millions)	June 30, 2023
Net income	$412.1
Interest expense, net	124.8
Income tax provision	109.3
Depreciation and amortization	184.3
EBITDA	$830.5
Adjustments:
Loss from discontinued operations, net of tax (1)	0.4
Transaction costs (2)	15.8
ERP system transition (3)	9.3
Operational start-up costs (4)	7.5
Restructuring costs (5)	5.9
Adjusted EBITDA	$869.4

Consolidated indebtedness less netted cash	$2,699.1

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	3.10 times

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	In the trailing twelve months ended June 30, 2023, we recognized $15.8 million of transaction costs associated with the pending acquisition of Mattress Firm.
(3)	In the trailing twelve months ended June 30, 2023, we recognized $9.3 million of charges related to the transition of our ERP system.
(4)	In the trailing twelve months ended June 30, 2023, we recognized $7.5 million of operational start-up costs primarily related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs.
(5)	In the trailing twelve months ended June 30, 2023, we recognized $5.9 million of restructuring costs primarily associated with headcount reductions related to organizational changes.

Under the 2019 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the trailing twelve months ended June 30, 2023, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA is 3.10 times for the trailing twelve months ended June 30, 2023. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of June 30, 2023. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	June 30, 2023
Total debt, net	$2,781.1
Plus: Deferred financing costs (1)	18.8
Consolidated indebtedness	2,799.9
Less: Netted cash (2)	100.8
Consolidated indebtedness less netted cash	$2,699.1

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in Item 7A of Part II of our 2022 Annual Report. Management has reassessed the quantitative and qualitative market risk disclosures described in our 2022 Annual Report and determined there were no material changes to market risks for the six months ended June 30, 2023.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS

The information presented below supplements the risk factors set forth in our 2022 Annual Report. In addition to the risk factors set forth below, refer to Part I, ITEM 1A., "Risk Factors", in our 2022 Annual Report and "Special Note Regarding Forward-Looking Statements" herein for information regarding other factors that could affect our business, operating results or financial condition.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including cyber-based attacks, could harm our ability to effectively operate our business.

We rely on IT systems to operate and manage our business and to process, maintain and safeguard information essential to our business as well as information relating to third-parties, including our customers, suppliers and employees. These systems are vulnerable to events beyond our reasonable control, including cyberattacks and security breaches. Such events could result in operational slowdowns, shutdowns or other difficulties; loss of sales, revenues or market share; compromise or loss of sensitive or proprietary information, including the misappropriation of our customers' or employees' personal information; destruction or corruption of data, including valuable business data; costs of remediation, upgrades, repair or recovery; breaches of obligations to third parties under privacy laws or contracts; exhaustion of insurance coverage and increased insurance premiums; fines or lawsuits; or other damage to our reputation or customer relationships; each of which, depending on the extent or duration of the event, could materially and adversely impact our business, operating results or financial condition.

We have been subject to cybersecurity incidents. As these attacks increase and become more sophisticated, the risks associated with such an event continue to increase, particularly as our digital business footprint expands. Our security measures and internal controls are designed to protect personal data, business information, including intellectual property, and other confidential information, to prevent data loss, and to prevent or detect security breaches. However, such measures and controls do not provide absolute security in preventing these cybersecurity events from occurring, particularly given that techniques used to access, disable or degrade service, or sabotage systems change frequently.

As previously disclosed, we identified a cybersecurity event on July 23, 2023 affecting certain of our data and IT systems, which resulted in the temporary interruption of our operations when we proactively shut down certain of our systems. This cybersecurity event, as well as any other breach of our network or databases, or those of our third-party providers, have resulted and may continue to result in the risks discussed herein.

Moreover, we rely on third-party technology service providers in ordinary course operations of our Direct channel, such as website hosting, payment systems and digital advertising. Our third-party service providers may be victims to cybersecurity events from time to time, and failure to prevent, detect or remediate such events may disrupt our operations could and cause financial or reputational harm, including if insurance coverage is insufficient to cover all losses or all types of claims that may arise.

Furthermore, we are subject to a constantly evolving regulatory landscape of laws and regulations relating to information technology security and personal data protection and privacy, including but not limited to the EU's General Data Protection Regulation and the California Consumer Privacy Act, each of which have imposed new and expanded compliance requirements on companies, including us, that process personal data from citizens living in applicable jurisdictions. Any failure to comply with applicable laws and regulations relating to data security and privacy, due to various factors within or outside of our control, could result in costly investigations from regulators and litigation, expose us to potentially significant penalties, and result in negative publicity that could damage our reputation and credibility.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2023:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
April 1, 2023 - April 30, 2023	—		$—	—	$774.5
May 1, 2023 - May 31, 2023	7,035	(1)	$37.38	—	$774.5
June 1, 2023 - June 30, 2023	—		$—	—	$774.5
Total	7,035			—

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended June 30, 2023, none of our directors or executive officers adopted any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined Regulation S-K, Item 408).

ITEM 6.     EXHIBITS
The following is an index of the exhibits included in this report:

2.1
Agreement and Plan of Merger, dated as of May 9, 2023, by and among Tempur Sealy International, Inc., Lima Holdings Corporation, Lima Deal Corporation LLC, Mattress Firm Group Inc., and Steenbok Newco 9 Limited, solely in its capacity as Stockholder Representative (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K as filed May 11, 2023). (1)

3.1
Amended and Restated Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Registrant’s registration statement on Form S-1/A (File No. 333-109798) as filed on December 12, 2003). (1)

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
10.1
Second Amended and Restated Credit and Security Agreement dated April 6, 2023, among Tempur Sealy International, Inc., as master servicer, Tempur Sealy Receivables, LLC, as borrower, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed April 6, 2023). (1)

10.2
Steinhoff Voting Agreement, dated as of May 9, 2023, between Tempur Sealy International, Inc. and the Steinhoff parties thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed May 11, 2023). (1)

10.3
Form of Lender Stockholder Support Agreement, dated as of May 9, 2023, between Tempur Sealy International, Inc. and the lender stockholders party thereto (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed May 11, 2023). (1)

10.4
Form of Management Lock-Up Agreement, dated as of May 9, 2023, between Tempur Sealy International, Inc. and the management holders party thereto (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K as filed May 11, 2023). (1)

10.5
Amendment No. 6 dated May 19, 2023, by and among Tempur Sealy International, Inc, as parent borrower, the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit Amendment Agreement dated as of October 16, 2019, as amended (filed as Exhibit 10.1 to the Registrants Current Report on Form 8-K as filed on May 22, 2023). (1)

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
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: August 9, 2023	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer