Form 10-Q
period 2023-09-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2023-11-08
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2023
or
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

The number of shares outstanding of the registrant’s common stock as of November 2, 2023 was 172,274,333 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment including its impact on consumer behavior in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events (including the Russia-Ukraine conflict and the conflict in the Middle East), labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth and including the pending merger with Mattress Firm Group Inc. ("Mattress Firm"); the ability to develop and successfully launch new products; capital project timelines; the ability to realize all synergies and benefits of acquisitions; our reliance on information technology ("IT") and the associated risks involving realized or potential security lapses and/or cyber based attacks; the impact of cybersecurity incidents (including the July 2023 incident) on our business, results of operations or financial condition, including our assessments of such impact; the Company's ability to restore its critical operational data and IT systems in a reasonable time frame following a cybersecurity incident; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

Other potential risk factors include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise.

When used in this Report, except as specifically noted otherwise, the term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the terms "Company," "we," "our," "ours" and "us" refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. In addition, when used in this Report, "2019 Credit Agreement" refers to the Company's senior credit facility entered into in 2019; "2023 Credit Agreement" refers to the Company's senior credit facility entered into in 2023; "2029 Senior Notes" refers to the 4.00% senior notes due 2029 issued in 2021; and "2031 Senior Notes" refers to the 3.875% senior notes due 2031 issued in 2021.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$1,277.1	$1,283.3	$3,754.9	$3,733.8
Cost of sales	703.4	742.2	2,139.0	2,173.4
Gross profit	573.7	541.1	1,615.9	1,560.4
Selling and marketing expenses	272.9	248.3	799.8	744.7
General, administrative and other expenses	122.2	96.7	344.2	296.6
Equity income in earnings of unconsolidated affiliates	(4.6)	(4.9)	(13.4)	(14.4)
Operating income	183.2	201.0	485.3	533.5

Other expense, net:
Interest expense, net	32.6	26.8	99.0	71.4
Other income, net	(0.1)	(0.9)	(0.2)	(1.5)
Total other expense, net	32.5	25.9	98.8	69.9

Income from continuing operations before income taxes	150.7	175.1	386.5	463.6
Income tax provision	(36.8)	(41.1)	(93.5)	(107.5)
Income from continuing operations	113.9	134.0	293.0	356.1
Loss from discontinued operations, net of tax	—	(0.8)	—	(0.8)
Net income before non-controlling interest	113.9	133.2	293.0	355.3
Less: Net income attributable to non-controlling interest	0.6	0.5	2.0	1.3
Net income attributable to Tempur Sealy International, Inc.	$113.3	$132.7	$291.0	$354.0

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.66	$0.78	$1.69	$2.01
Loss per share for discontinued operations	—	(0.01)	—	—
Earnings per share	$0.66	$0.77	$1.69	$2.01

Diluted
Earnings per share for continuing operations	$0.64	$0.75	$1.64	$1.95
Loss per share for discontinued operations	—	—	—	—
Earnings per share	$0.64	$0.75	$1.64	$1.95

Weighted average common shares outstanding:
Basic	172.2	171.9	172.1	176.2
Diluted	177.6	177.0	177.0	181.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income before non-controlling interest	$113.9	$133.2	$293.0	$355.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(31.5)	(64.8)	0.6	(140.1)
Other comprehensive (loss) income, net of tax	(31.5)	(64.8)	0.6	(140.1)
Comprehensive income	82.4	68.4	293.6	215.2
Less: Comprehensive income attributable to non-controlling interest	0.6	0.5	2.0	1.3
Comprehensive income attributable to Tempur Sealy International, Inc.	$81.8	$67.9	$291.6	$213.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$91.6	$69.4
Accounts receivable, net	525.8	422.6
Inventories	485.5	555.0
Prepaid expenses and other current assets	144.8	148.2
Total Current Assets	1,247.7	1,195.2
Property, plant and equipment, net	849.4	791.1
Goodwill	1,064.8	1,062.3
Other intangible assets, net	709.4	715.8
Operating lease right-of-use assets	585.5	506.8
Deferred income taxes	12.7	11.3
Other non-current assets	76.6	77.3
Total Assets	$4,546.1	$4,359.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$361.7	$359.8
Accrued expenses and other current liabilities	502.9	432.7
Short-term operating lease obligations	112.7	105.5
Current portion of long-term debt	70.0	70.4
Income taxes payable	11.6	12.8
Total Current Liabilities	1,058.9	981.2
Long-term debt, net	2,538.5	2,739.9
Long-term operating lease obligations	527.8	453.5
Deferred income taxes	116.1	114.0
Other non-current liabilities	81.1	83.5
Total Liabilities	4,322.4	4,372.1

Redeemable non-controlling interest	9.6	9.8

Total Stockholders' Equity (Deficit)	214.1	(22.1)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity (Deficit)	$4,546.1	$4,359.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
($ in millions)
(unaudited)

Three Months Ended September 30, 2023

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, June 30, 2023	$9.4	283.8	$2.8	111.6	$(3,384.1)	$536.7	$3,127.5	$(144.8)	$138.1
Net income							113.3		113.3
Net income attributable to non-controlling interest	0.6								—
Dividend paid to non-controlling interest in subsidiary	(0.4)								—
Foreign currency adjustments, net of tax								(31.5)	(31.5)
Exercise of stock options				(0.1)	3.1	(1.1)			2.0
Dividends declared on common stock ($0.11 per share)							(19.4)		(19.4)
Issuances of PRSUs and RSUs				—	0.2	(0.2)			—
Treasury stock repurchased				—	—				—
Treasury stock repurchased - PRSU/RSU releases				—	(0.1)				(0.1)
Amortization of unearned stock-based compensation						11.7			11.7
Balance, September 30, 2023	$9.6	283.8	$2.8	111.5	$(3,380.9)	$547.1	$3,221.4	$(176.3)	$214.1

Three Months Ended September 30, 2022

		Tempur Sealy International, Inc. Stockholders' Deficit
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, June 30, 2022	$9.0	283.8	$2.8	111.4	$(3,381.3)	$573.6	$2,789.5	$(174.5)	$(189.9)
Net income							132.7		132.7
Net income attributable to non-controlling interest	0.5								—
Dividend paid to non-controlling interest in subsidiary	(0.2)								—
Foreign currency adjustments, net of tax								(64.8)	(64.8)
Exercise of stock options				—	0.3	(0.2)			0.1
Dividends declared on common stock ($0.10 per share)							(17.8)		(17.8)
Issuances of PRSUs and RSUs				—	0.4	(0.4)			—
Treasury stock repurchased				1.0	(25.0)				(25.0)
Treasury stock repurchased - PRSU/RSU releases				—	(0.2)				(0.2)
Amortization of unearned stock-based compensation						12.3			12.3
Balance, September 30, 2022	$9.3	283.8	$2.8	112.4	$(3,405.8)	$585.3	$2,904.4	$(239.3)	$(152.6)

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
($ in millions)
(unaudited)

Nine Months Ended September 30, 2023

		Tempur Sealy International, Inc. Stockholders' (Deficit) Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2022	$9.8	283.8	$2.8	113.4	$(3,434.7)	$598.2	$2,988.5	$(176.9)	$(22.1)
Net income							291.0		291.0
Net income attributable to non-controlling interests	2.0								—
Dividend paid to non-controlling interest in subsidiary	(2.2)								—
Foreign currency adjustments, net of tax								0.6	0.6
Exercise of stock options				(0.2)	4.6	(1.8)			2.8
Dividends declared on common stock ($0.33 per share)							(58.1)		(58.1)
Issuances of PRSUs and RSUs				(2.7)	85.2	(85.2)			—
Treasury stock repurchased				0.1	(5.0)				(5.0)
Treasury stock repurchased - PRSU/RSU releases				0.9	(31.0)				(31.0)
Amortization of unearned stock-based compensation						35.9			35.9
Balance, September 30, 2023	$9.6	283.8	$2.8	111.5	$(3,380.9)	$547.1	$3,221.4	$(176.3)	$214.1

Nine Months Ended September 30, 2022

		Tempur Sealy International, Inc. Stockholders' Equity (Deficit)
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2021	$9.2	283.8	$2.8	96.4	$(2,844.7)	$622.0	$2,604.9	$(99.2)	$285.8
Net income							354.0		354.0
Net income attributable to non-controlling interests	1.3								—
Dividend paid to non-controlling interest in subsidiary	(1.2)								—
Foreign currency adjustments, net of tax								(140.1)	(140.1)
Exercise of stock options				—	0.7	(0.4)			0.3
Dividends declared on common stock ($0.30 per share)							(54.5)		(54.5)
Issuances of PRSUs and RSUs				(2.6)	75.4	(75.4)			—
Treasury stock repurchased				17.6	(591.2)				(591.2)
Treasury stock repurchased - PRSU/RSU releases				1.0	(46.0)				(46.0)
Amortization of unearned stock-based compensation						39.1			39.1
Balance, September 30, 2022	$9.3	283.8	$2.8	112.4	$(3,405.8)	$585.3	$2,904.4	$(239.3)	$(152.6)

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interest	$293.0	$355.3
Loss from discontinued operations, net of tax	—	0.8
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	99.6	93.3
Amortization of stock-based compensation	35.9	39.1
Amortization of deferred financing costs	2.9	2.9
Bad debt expense	7.1	5.2
Deferred income taxes	0.5	(9.9)
Dividends received from unconsolidated affiliates	18.1	20.8
Equity income in earnings of unconsolidated affiliates	(13.4)	(14.4)
Foreign currency adjustments and other	(1.9)	(1.6)
Changes in operating assets and liabilities	37.4	(208.0)
Net cash provided by operating activities from continuing operations	479.2	283.5

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(153.3)	(216.0)
Other	0.5	(8.8)
Net cash used in investing activities from continuing operations	(152.8)	(224.8)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	1,491.5	1,904.3
Repayments of borrowings under long-term debt obligations	(1,689.9)	(1,435.5)
Proceeds from exercise of stock options	2.8	0.3
Treasury stock repurchased	(36.0)	(637.2)
Dividends paid	(58.8)	(53.4)
Repayments of finance lease obligations and other	(12.8)	(12.6)
Net cash used in financing activities from continuing operations	(303.2)	(234.1)

Net cash provided by (used in) continuing operations	23.2	(175.4)

Net operating cash flows used in discontinued operations	—	(0.8)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1.0)	(30.4)
Increase (decrease) in cash and cash equivalents	22.2	(206.6)
CASH AND CASH EQUIVALENTS, beginning of period	69.4	300.7
CASH AND CASH EQUIVALENTS, end of period	$91.6	$94.1

Supplemental cash flow information:
Cash paid during the period for:
Interest	$92.2	$57.0
Income taxes, net of refunds	$84.4	$105.0

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

(b) Adoption of New Accounting Standards

Reference Rate Reform. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides guidance on the accounting impacts due to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). The FASB continued to refine its guidance with the January 2021 ASU 2021-01 issued update, "Reference Rate Reform (Topic 848): Scope" and the December 2022 ASU 2022-06 issued update, "Reference Rate Reform ("Topic 848"): Deferral of the Sunset Date of Topic 848", of which all were effective upon issuance. These updates provide entities with certain optional relief expedients and exceptions for applying GAAP to contract modifications, hedge accounting and other transactions affected by reference rate reform if certain criteria are met. An entity that makes this election would present and account for a modified contract as a continuation of the existing contract. Entities are afforded these relief options until December 31, 2024, after which time they will no longer be permitted. In May 2023, the Company amended its 2019 Credit Agreement to transition the applicable reference rate from LIBOR to SOFR. In October 2023, the Company entered into the 2023 Credit Agreement, which uses SOFR as the applicable reference rate. See "Note 4 - Debt" for additional details. The results of this guidance did not have a material impact on the condensed consolidated financial statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(c) Inventories. Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out method, and consist of the following:

	September 30,	December 31,
(in millions)	2023	2022
Finished goods	$310.3	$352.9
Work-in-process	15.9	19.4
Raw materials and supplies	159.3	182.7
	$485.5	$555.0

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

The Company had the following activity for its accrued warranty expense from December 31, 2022 to September 30, 2023:

(in millions)
Balance as of December 31, 2022	$41.6
Amounts accrued	17.5
Warranties charged to accrual	(18.5)
Balance as of September 30, 2023	$40.6

As of September 30, 2023 and December 31, 2022, $18.4 million and $17.8 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $22.2 million and $23.8 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Condensed Consolidated Balance Sheets, respectively.

(e) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. As of September 30, 2023, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2022 to September 30, 2023:

(in millions)
Balance as of December 31, 2022	$62.4
Amounts accrued	7.1
Write-offs charged against the allowance	(1.8)
Balance as of September 30, 2023	$67.7

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

	Fair Value
(in millions)	September 30, 2023	December 31, 2022
2029 Senior Notes	$668.4	$672.7
2031 Senior Notes	$618.7	$627.1

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

(2) Net Sales

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$885.1	$89.5	$974.6	$918.1	$85.1	$1,003.2
Direct	138.6	163.9	302.5	139.6	140.5	280.1
Net sales	$1,023.7	$253.4	$1,277.1	$1,057.7	$225.6	$1,283.3

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$949.5	$209.5	$1,159.0	$986.7	$185.9	$1,172.6
Other	74.2	43.9	118.1	71.0	39.7	110.7
Net sales	$1,023.7	$253.4	$1,277.1	$1,057.7	$225.6	$1,283.3

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$939.1	$—	$939.1	$982.6	$—	$982.6
All Other	84.6	253.4	338.0	75.1	225.6	300.7
Net sales	$1,023.7	$253.4	$1,277.1	$1,057.7	$225.6	$1,283.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$2,585.4	$291.0	$2,876.4	$2,577.2	$289.2	$2,866.4
Direct	374.7	503.8	878.5	376.6	490.8	867.4
Net sales	$2,960.1	$794.8	$3,754.9	$2,953.8	$780.0	$3,733.8

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$2,759.4	$653.9	$3,413.3	$2,760.7	$647.5	$3,408.2
Other	200.7	140.9	341.6	193.1	132.5	325.6
Net sales	$2,960.1	$794.8	$3,754.9	$2,953.8	$780.0	$3,733.8

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$2,740.2	$—	$2,740.2	$2,737.2	$—	$2,737.2
All Other	219.9	794.8	1,014.7	216.6	780.0	996.6
Net sales	$2,960.1	$794.8	$3,754.9	$2,953.8	$780.0	$3,733.8

(3) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2022	$607.3	$455.0	$1,062.3
Foreign currency translation and other	0.6	1.9	2.5
Balance as of September 30, 2023	$607.9	$456.9	$1,064.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(4) Debt

Debt for the Company consists of the following:

	September 30, 2023		December 31, 2022
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$598.0	(1)	$638.8	(2)	October 16, 2024
Revolver	135.0	(1)	337.0	(2)	October 16, 2024
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	162.0	(3)	139.3	(4)	April 7, 2025
Finance lease obligations (5)	72.6		78.7		Various
Other	58.7		37.0		Various
Total debt	2,626.3		2,830.8
Less: Deferred financing costs	17.8		20.5
Total debt, net	2,608.5		2,810.3
Less: Current portion	70.0		70.4
Total long-term debt, net	$2,538.5		$2,739.9

(1)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.375% as of September 30, 2023.
(2)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2022.
(3)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(4)	Interest at one month LIBOR index plus 70 basis points.
(5)	New finance lease obligations are a non-cash financing activity.

As of September 30, 2023, the Company was in compliance with all applicable debt covenants.

2023 Credit Agreement

On October 10, 2023, the Company entered into the 2023 Credit Agreement with a syndicate of banks. The 2023 Credit Agreement replaced the Company's 2019 Credit Agreement. The 2023 Credit Agreement provides for a $1.15 billion revolving credit facility, a $500.0 million term loan facility, and an incremental facility in an aggregate amount of up to the greater of $850.0 million and additional amounts subject to the conditions set forth in the 2023 Credit Agreement, plus the amount of certain prepayments, plus an additional unlimited amount subject to compliance with a maximum consolidated secured leverage ratio test. The 2023 Credit Agreement has a $60.0 million sub-facility for the issuance of letters of credit.

Borrowings under the 2023 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other subsidiary borrowers, at either (i) base rate plus the applicable margin, (ii) "Eurocurrency" rate plus the applicable margin, (iii) "RFR" rate plus the applicable margin or (iv) a "Term Benchmark" rate plus the applicable margin. The aforementioned rates are defined in the 2023 Credit Agreement, which was previously filed as an exhibit to the Company's Current Report on Form 8-K, which was filed on October 11, 2023. For the revolving credit facility and the term loan facility (a) the initial applicable margin for base rate advances was 0.625% per annum and the initial applicable margin for Eurocurrency rate, RFR rate and Term Benchmark advances was 1.625% per annum, and (b) following the delivery of financial statements for the fiscal quarter ending March 31, 2024 and for subsequent fiscal quarters, such applicable margins will be determined by a pricing grid based on the consolidated total net leverage ratio of the Company.

Obligations under the 2023 Credit Agreement are guaranteed by the Company's existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions and are secured by a security interest in substantially all of Tempur Sealy International’s and the other subsidiary borrowers' domestic assets and the domestic assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary owned by the Company or a subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by the Company or a subsidiary guarantor.

The 2023 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated indebtedness less netted cash (as defined below). Consolidated indebtedness includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding in excess of $60.0 million and other short-term debt. The Company is allowed to subtract from consolidated indebtedness an amount equal to 100.0% of the domestic and foreign unrestricted cash ("netted cash"). As of September 30, 2023, netted cash was $91.6 million.

The 2023 Credit Agreement contains certain customary negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, transactions with affiliates, use of proceeds, prepayments of certain indebtedness, entry into burdensome agreements and changes to governing documents. The 2023 Credit Agreement also contains certain customary affirmative covenants and events of default, including upon a change of control.

The Company is required to pay a commitment fee on the unused portion of the revolving credit facility, which initially will be 0.25% per annum and following the delivery of financial statements for the fiscal quarter ending March 31, 2024 and for subsequent fiscal quarters, such fees will be determined by a pricing grid based on the consolidated total net leverage ratio of the Company. This unused commitment fee is payable quarterly in arrears and on the date of termination or expiration of the commitments under the revolving credit facility. The Company and the other borrowers also pay customary letter of credit issuance and other fees under the 2023 Credit Agreement.

The maturity date of the 2023 Credit Agreement is October 10, 2028. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed from time to time until the maturity date. The term loan facility is subject to quarterly amortization as set forth in the 2023 Credit Agreement. In addition, the term loan facility is subject to mandatory prepayment in connection with certain debt issuances, asset sales and casualty events, subject to certain reinvestment rights. Voluntary prepayments and commitment reductions under the 2023 Credit Agreement are permitted at any time without payment of any prepayment premiums.

2019 Credit Agreement

The Company used the proceeds from the 2023 Credit Agreement to refinance outstanding borrowings under the 2019 Credit Agreement and terminated the existing revolving credit commitments. The 2019 Credit Agreement, as amended, initially provided for a $725.0 million revolving credit facility and a $725.0 million term loan facility.

The Company had $135.0 million in outstanding borrowings under its revolving credit facility as of September 30, 2023. Total remaining availability under the revolving credit facility was $589.4 million after a $0.6 million reduction for outstanding letters of credit as of September 30, 2023.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). As of September 30, 2023, total availability under the Accounts Receivable Securitization was $28.4 million. On April 6, 2023, the Company and certain of its subsidiaries entered into a second amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 7, 2025. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(5) Stockholders' Equity

(a) Treasury Stock. As of September 30, 2023, the Company had approximately $774.5 million remaining under its share repurchase authorization. The Company did not repurchase shares, under the program, during the three months ended September 30, 2023. The Company repurchased 1.0 million shares, under the program, for approximately $25.0 million during the three months ended September 30, 2022. The Company repurchased 0.1 million and 17.6 million shares, under the program, for approximately $5.0 million and $591.2 million during the nine months ended September 30, 2023 and 2022, respectively.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three and nine months ended September 30, 2023 and 2022, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in $0.1 million and $0.2 million in treasury stock acquired during the three months ended September 30, 2023 and 2022, respectively. The Company acquired approximately $31.0 million and $46.0 million in treasury stock during the nine months ended September 30, 2023 and 2022, respectively.

(b) Accumulated Other Comprehensive Loss ("AOCL"). AOCL consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Foreign Currency Translation
Balance at beginning of period	$(143.2)	$(170.5)	$(175.3)	$(95.2)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(31.5)	(64.8)	0.6	(140.1)
Balance at end of period	$(174.7)	$(235.3)	$(174.7)	$(235.3)

Pensions
Balance at beginning of period	$(1.6)	$(4.0)	$(1.6)	$(4.0)
Other comprehensive loss:
Net change from period revaluations	—	—	—	—
Balance at end of period	$(1.6)	$(4.0)	$(1.6)	$(4.0)

(1)	In 2023 and 2022, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.

(6) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Wages and benefits	$97.8	$78.0
Advertising	66.5	64.9
Unearned revenue	64.1	48.5
Taxes	58.7	52.1
Other	215.8	189.2
	$502.9	$432.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(7) Stock-Based Compensation

The Company's stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 included PRSUs, non-qualified stock options and RSUs. A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
PRSU expense	$5.9	$6.4	$18.8	$22.6
Option expense	0.5	0.5	1.6	0.5
RSU expense	5.3	5.4	15.5	16.0
Total stock-based compensation expense	$11.7	$12.3	$35.9	$39.1

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2023, the Company granted PRSUs as a component of the long-term incentive plan ("2023 PRSUs"). The Company has recorded stock-based compensation expense related to the 2023 PRSUs during the three and nine months ended September 30, 2023, as it was probable that the Company would achieve the specified performance targets for the performance period.

(8) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.

(9) Income Taxes

The Company's effective tax rates for the three months ended September 30, 2023 and 2022 were 24.4% and 23.5%, respectively. The Company's effective tax rates for the nine months ended September 30, 2023 and 2022 were 24.2% and 23.2%, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2023 and 2022 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.

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

During December 2022, pursuant to the negotiations described above with respect to the APA Program, SKAT and the IRS preliminarily concluded on a mutually acceptable framework ("Preliminary Framework") to resolve the Danish Tax Matter for the 2012 to 2022 tax years. On October 12, 2023, the two tax authorities formally signed, pursuant to the APA Program, the bilateral APA case and mutual agreement procedure (the "Mutual Agreement") cases between the U.S. and the Kingdom of Denmark. The terms of the Mutual Agreement reflect in all material respects those terms contained in the Preliminary Framework. It is anticipated that implementation of the terms of the Mutual Agreement (as reflected in the calculation of taxable income in both Denmark and the U.S. for the years covered in such agreement) will be materially and substantially consistent with those previously recorded in the Company’s Consolidated Balance Sheets as of September 30, 2023 (pursuant to the Preliminary Framework which was preliminary as of that date) and will be completed in the next twelve months.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The uncertain income tax liability for the Danish Tax Matter for the years 2012 through 2022 was approximately $37.2 million and $37.8 million at September 30, 2023 and December 31, 2022, respectively, and is reflected in the Company's Condensed Consolidated Balance Sheets in accrued expenses and other current liabilities. Conversely, the deferred tax asset for the U.S. correlative benefit associated with the accrual of the Danish Tax Matter for the 2012 to 2022 tax years was approximately $21.6 million for both periods ended September 30, 2023 and December 31, 2022. Starting January 1, 2023, the Company adopted the terms of the Preliminary Framework for the calculation of the royalty as described above. As such, there is no uncertain income tax liability or deferred tax asset associated with the adoption of the terms of the Mutual Agreement.

As of September 30, 2023, the Company had made the following tax deposits related to assessments received by SKAT for the Danish Tax Matter for the years 2012 through 2016, which are reflected in the Company's Condensed Consolidated Balance Sheets in other current assets:

(in millions)	USD
VAT deposits remaining with SKAT	$1.4
Deposit payments	56.4
Total	$57.8

(10) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per common share amounts)	2023	2022	2023	2022
Numerator:
Net income from continuing operations, net of income attributable to non-controlling interests	$113.3	$133.5	$291.0	$354.8

Denominator:
Denominator for basic earnings per common share-weighted average shares	172.2	171.9	172.1	176.2
Effect of dilutive securities	5.4	5.1	4.9	5.3
Denominator for diluted earnings per common share-adjusted weighted average shares	177.6	177.0	177.0	181.5

Basic earnings per common share	$0.66	$0.78	$1.69	$2.01

Diluted earnings per common share	$0.64	$0.75	$1.64	$1.95

The Company excludes shares issuable upon exercise of outstanding stock options from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive.

The Company did not exclude any shares for the three months ended September 30, 2023 and excluded 1.5 million shares for the three months ended September 30, 2022. The Company excluded 0.2 million and 0.8 million shares for the nine months ended September 30, 2023 and September 30, 2022, respectively. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon the award vesting.
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

The following table summarizes total assets by segment:

(in millions)	September 30, 2023	December 31, 2022
North America	$5,476.1	$5,161.7
International	1,336.4	1,181.5
Corporate	1,230.4	1,077.1
Inter-segment eliminations	(3,496.8)	(3,060.5)
Total assets	$4,546.1	$4,359.8

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	September 30, 2023	December 31, 2022
North America	$728.6	$672.1
International	86.9	87.3
Corporate	33.9	31.7
Total property, plant and equipment, net	$849.4	$791.1

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	September 30, 2023	December 31, 2022
North America	$414.9	$349.0
International	167.6	154.1
Corporate	3.0	3.7
Total operating lease right-of-use assets	$585.5	$506.8

The following table summarizes segment information for the three months ended September 30, 2023:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,023.7	$253.4	$—	$—	$1,277.1

Inter-segment sales	$0.2	$0.1	$—	$(0.3)	$—
Inter-segment royalty expense (income)	9.5	(9.5)	—	—	—
Gross profit	430.4	143.3	—	—	573.7
Operating income (loss)	195.5	40.0	(52.3)	—	183.2
Income (loss) before income taxes	192.5	41.2	(83.0)	—	150.7

Depreciation and amortization (1)	$25.1	$6.3	$13.5	$—	$44.9
Capital expenditures	28.8	7.7	4.1	—	40.6
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended September 30, 2022:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,057.7	$225.6	$—	$—	$1,283.3

Inter-segment sales	$0.5	$0.2	$—	$(0.7)	$—
Inter-segment royalty expense (income)	3.4	(3.4)	—	—	—
Gross profit	420.7	120.4	—	—	541.1
Operating income (loss)	205.0	32.6	(36.6)	—	201.0
Income (loss) from continuing operations before income taxes	203.0	33.9	(61.8)	—	175.1

Depreciation and amortization (1)	$24.5	$5.8	$14.0	$—	$44.3
Capital expenditures	75.3	8.5	2.0	—	85.8
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2023:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$2,960.1	$794.8	$—	$—	$3,754.9

Inter-segment sales	$0.8	$0.5	$—	$(1.3)	$—
Inter-segment royalty expense (income)	26.2	(26.2)	—	—	—
Gross profit	1,177.8	438.1	—	—	1,615.9
Operating income (loss)	505.6	118.1	(138.4)	—	485.3
Income (loss) before income taxes	499.1	116.9	(229.5)	—	386.5

Depreciation and amortization (1)	$74.9	$19.2	$41.4	$—	$135.5
Capital expenditures	126.9	19.2	7.2	—	153.3
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2022:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$2,953.8	$780.0	$—	$—	$3,733.8

Inter-segment sales	$1.4	$0.9	$—	$(2.3)	$—
Inter-segment royalty expense (income)	12.8	(12.8)	—	—	—
Gross profit	1,138.9	421.5	—	—	1,560.4
Operating income (loss)	506.5	135.2	(108.2)	—	533.5
Income (loss) from continuing operations before income taxes	503.6	135.0	(175.0)	—	463.6

Depreciation and amortization (1)	$70.7	$17.7	$44.1	$—	$132.5
Capital expenditures	188.2	23.1	4.7	—	216.0
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	September 30, 2023	December 31, 2022
United States	$739.8	$682.0
All other	109.6	109.1
Total property, plant and equipment, net	$849.4	$791.1

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	September 30, 2023	December 31, 2022
United States	$405.6	$339.6
United Kingdom	135.7	122.9
All other	44.2	44.3
Total operating lease right-of-use assets	$585.5	$506.8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the 2022 Annual Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the 2022 Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report and in the 2022 Annual Report, the section titled "Risk Factors" contained in ITEM 1A of Part I of the 2022 Annual Report and in the Quarterly Report on Form 10-Q in the section titled "Risk Factors" contained in ITEM 1A of Part II for the quarter ended June 30, 2023. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and nine months ended September 30, 2023, including the following topics:

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

Over the last decade, consumers have made the connection between a good night's sleep and overall health and wellness. As consumers make this connection they are willing to invest more in their bedding purchases, which positions us well for long-term growth. In the first nine months of 2023, global consumer spending continued to be unfavorably impacted by macroeconomic pressures, particularly from geopolitical events, inflation and rising interest rates.

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

Cybersecurity Event

On July 31, 2023, we disclosed a cybersecurity event identified on July 23, 2023 affecting certain of our data and IT systems. Upon discovery of the event, we activated our incident response and business continuity plans designed to contain the incident. This included proactively shutting down certain of our IT systems, resulting in the temporary interruption of our operations. Legal counsel, a cybersecurity forensic firm and other incident response professionals were engaged to advise on the matter. We also notified law enforcement authorities.

We incurred $13.5 million of costs in connection with this event, primarily consisting of $9.6 million of manufacturing and network disruption costs incurred to ensure business continuity and $3.9 million primarily related to professional fees incurred for incident response, containment measures and stabilization of the Company's information systems. Following the forensic investigation, we concluded there was no material impact to our financial results in the third quarter of 2023. Our cybersecurity insurance policy provides coverage for certain losses not to exceed $5.0 million over the annual term of the policy, and we have not yet submitted a claim for this incident.

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

Results of Operations

A summary of our results for the three months ended September 30, 2023 include:

•Total net sales decreased 0.5% to $1,277.1 million as compared to $1,283.3 million in the third quarter of 2022, with a decrease of 3.2% in the North America business segment and and increase of 12.3% in the International business segment. On a constant currency basis, which is a non-GAAP financial measure, total net sales decreased 1.7%, with a decrease of 3.5% in the North America business segment and an increase of 6.7% in the International business segment.
•Gross margin was 44.9% as compared to 42.2% in the third quarter of 2022. Adjusted gross margin, which is a non-GAAP financial measure, was 45.9% as compared to 42.5% in the third quarter of 2022.
•Operating income decreased 8.9% to $183.2 million as compared to $201.0 million in the third quarter of 2022. Adjusted operating income, which is a non-GAAP financial measure, increased 3.9% to $214.7 million as compared to $206.7 million in the third quarter of 2022.
•Net income decreased 14.6% to $113.3 million as compared to $132.7 million in the third quarter of 2022. Adjusted net income, which is a non-GAAP financial measure, decreased 0.7% to $136.8 million as compared to $137.8 million in the third quarter of 2022.
•Earnings per diluted share ("EPS") decreased 14.7% to $0.64 as compared to $0.75 in the third quarter of 2022. Adjusted EPS, which is a non-GAAP financial measure, decreased 1.3% to $0.77 as compared to $0.78 in the third quarter of 2022.

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

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 2022

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended September 30,
(in millions, except percentages and per share amounts)	2023		2022
Net sales	$1,277.1	100.0%	$1,283.3	100.0%
Cost of sales	703.4	55.1	742.2	57.8
Gross profit	573.7	44.9	541.1	42.2
Selling and marketing expenses	272.9	21.4	248.3	19.3
General, administrative and other expenses	122.2	9.6	96.7	7.5
Equity income in earnings of unconsolidated affiliates	(4.6)	(0.4)	(4.9)	(0.4)
Operating income	183.2	14.3	201.0	15.7

Other expense, net:
Interest expense, net	32.6	2.6	26.8	2.1
Other income, net	(0.1)	—	(0.9)	(0.1)
Total other expense, net	32.5	2.5	25.9	2.0

Income from continuing operations before income taxes	150.7	11.8	175.1	13.6
Income tax provision	(36.8)	(2.9)	(41.1)	(3.2)
Income from continuing operations	113.9	8.9	134.0	10.4
Loss from discontinued operations, net of tax	—	—	(0.8)	(0.1)
Net income before non-controlling interest	113.9	8.9	133.2	10.3
Less: Net income attributable to non-controlling interest	0.6	—	0.5	—
Net income attributable to Tempur Sealy International, Inc.	$113.3	8.9%	$132.7	10.3%

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.66		$0.78
Loss per share for discontinued operations	—		(0.01)
Earnings per share	$0.66		$0.77

Diluted
Earnings per share for continuing operations	$0.64		$0.75
Loss per share for discontinued operations	—		—
Earnings per share	$0.64		$0.75

Weighted average common shares outstanding:
Basic	172.2		171.9
Diluted	177.6		177.0

NET SALES

	Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$974.6	$1,003.2	$885.1	$918.1	$89.5	$85.1
Direct	302.5	280.1	138.6	139.6	163.9	140.5
Total net sales	$1,277.1	$1,283.3	$1,023.7	$1,057.7	$253.4	$225.6

Net sales decreased 0.5%, and on a constant currency basis decreased 1.7%. The change in net sales was driven by the following:

•North America net sales decreased $34.0 million, or 3.2%, primarily driven by continued macroeconomic pressures impacting U.S. consumer behavior. On a constant currency basis, North America net sales decreased 3.5%. Net sales in the Wholesale channel decreased $33.0 million, or 3.6%. Net sales in the Direct channel decreased $1.0 million, or 0.7%.

•International net sales increased $27.8 million, or 12.3%, primarily driven by the success of new TEMPUR® product introductions and favorable foreign exchange. On a constant currency basis, International net sales increased 6.7%. Net sales in the Wholesale channel increased 1.2% on a constant currency basis. Net sales in the Direct channel increased 10.1% on a constant currency basis.

GROSS PROFIT

	Three Months Ended September 30,
	2023		2022
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$430.4	42.0%	$420.7	39.8%	2.2%
International	143.3	56.6%	120.4	53.4%	3.2%
Consolidated gross margin	$573.7	44.9%	$541.1	42.2%	2.7%

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

Gross margin improved 270 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 220 basis points. The improvement in gross margin was primarily driven by normalizing commodity costs of 310 basis points. These improvements were partially offset by expense deleverage, net of operational efficiencies. Additionally, in 2023, we incurred $9.6 million of costs associated with the cybersecurity event identified on July 23, 2023, which partially offset the improvement in gross margin.
•International gross margin improved 320 basis points. The improvement in gross margin was primarily driven by normalizing commodity costs of 150 basis points, favorable mix of 120 basis points and expense leverage of 60 basis points.

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

	Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$119.0	$115.1	$102.9	$99.7	$16.1	$15.4	$—	$—
Other selling and marketing expenses	153.9	133.2	85.1	71.3	63.8	56.8	5.0	5.1
General, administrative and other expenses	122.2	96.7	46.9	44.7	28.0	20.5	47.3	31.5
Total operating expenses	$395.1	$345.0	$234.9	$215.7	$107.9	$92.7	$52.3	$36.6

Operating expenses increased $50.1 million, or 14.5%, and increased 400 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $19.2 million, or 8.9%, and increased 250 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.

•International operating expenses increased $15.2 million, or 16.4%, and increased 150 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.

•Corporate operating expenses increased $15.7 million, or 42.9%, primarily driven by $15.7 million of transaction costs related to the pending acquisition of Mattress Firm.

Research and development expenses for the three months ended September 30, 2023 were $8.2 million compared to $6.6 million for the three months ended September 30, 2022, an increase of $1.6 million or 24.2%.

OPERATING INCOME

	Three Months Ended September 30,
	2023		2022
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$195.5	19.1%	$205.0	19.4%	(0.3)%
International	40.0	15.8%	32.6	14.5%	1.3%
	235.5		237.6
Corporate expenses	(52.3)		(36.6)
Total operating income	$183.2	14.3%	$201.0	15.7%	(1.4)%

Operating income decreased $17.8 million and operating margin declined 140 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income decreased $9.5 million and operating margin declined 30 basis points. The decline in operating margin was primarily driven by operating expense deleverage of 250 basis points, offset by the improvement in gross margin of 220 basis points.

•International operating income increased $7.4 million and operating margin improved 130 basis points. The improvement in operating margin was driven by the improvement in gross margin of 320 basis points, offset by operating expense deleverage of 150 basis points.

•Corporate operating expenses increased $15.7 million, which negatively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Three Months Ended September 30,
(in millions, except percentages)	2023	2022	% Change
Interest expense, net	$32.6	$26.8	21.6%

Interest expense, net, increased $5.8 million, or 21.6%. The increase in interest expense, net, was primarily driven by higher interest rates on our variable rate debt.

INCOME TAX PROVISION

	Three Months Ended September 30,
(in millions, except percentages)	2023	2022	% Change
Income tax provision	$36.8	$41.1	(10.5)%
Effective tax rate	24.4%	23.5%

Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $4.3 million due to a decrease in income before income taxes. Our effective tax rate for the three months ended September 30, 2023 as compared to the prior year increased by 90 basis points. The effective tax rates as compared to the U.S. federal statutory rates for the three months ended September 30, 2023 and 2022 included a net favorable impact of other discrete items.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2022

    The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Nine Months Ended September 30,
(in millions, except percentages and per share amounts)	2023		2022
Net sales	$3,754.9	100.0%	$3,733.8	100.0%
Cost of sales	2,139.0	57.0	2,173.4	58.2
Gross profit	1,615.9	43.0	1,560.4	41.8
Selling and marketing expenses	799.8	21.3	744.7	19.9
General, administrative and other expenses	344.2	9.2	296.6	7.9
Equity income in earnings of unconsolidated affiliates	(13.4)	(0.4)	(14.4)	(0.4)
Operating income	485.3	12.9	533.5	14.3

Other expense, net:
Interest expense, net	99.0	2.6	71.4	1.9
Other income, net	(0.2)	—	(1.5)	—
Total other expense, net	98.8	2.6	69.9	1.9

Income from continuing operations before income taxes	386.5	10.3	463.6	12.4
Income tax provision	(93.5)	(2.5)	(107.5)	(2.9)
Income from continuing operations	293.0	7.8	356.1	9.5
Loss from discontinued operations, net of tax	—	—	(0.8)	—
Net income before non-controlling interest	293.0	7.8	355.3	9.5
Less: Net income attributable to non-controlling interest	2.0	0.1	1.3	—
Net income attributable to Tempur Sealy International, Inc.	$291.0	7.7%	$354.0	9.5%

Earnings per common share:

Basic
Earnings per share for continuing operations	$1.69		$2.01
Loss per share for discontinued operations	—		—
Earnings per share	$1.69		$2.01

Diluted
Earnings per share for continuing operations	$1.64		$1.95
Loss per share for discontinued operations	—		—
Earnings per share	$1.64		$1.95

Weighted average common shares outstanding:
Basic	172.1		176.2
Diluted	177.0		181.5

NET SALES

	Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$2,876.4	$2,866.4	$2,585.4	$2,577.2	$291.0	$289.2
Direct	878.5	867.4	374.7	376.6	503.8	490.8
Total net sales	$3,754.9	$3,733.8	$2,960.1	$2,953.8	$794.8	$780.0

    Net sales increased 0.6%, and on a constant currency basis increased 0.9%. The change in net sales was driven by the following:

•North America net sales increased $6.3 million, or 0.2%, primarily driven by the success of new product launches for Tempur-Pedic® and Stearns & Foster®, partially offset by macroeconomic pressures impacting U.S. consumer behavior. Net sales in the Wholesale channel increased $8.2 million, or 0.3%. Net sales in the Direct channel decreased $1.9 million, or 0.5%.

•International net sales increased $14.8 million, or 1.9%, primarily driven by the success of new TEMPUR® product introductions. On a constant currency basis, International net sales increased 3.8%. Net sales in the Wholesale channel increased 2.2% on a constant currency basis. Net sales in the Direct channel increased 4.8% on a constant currency basis.

GROSS PROFIT

	Nine Months Ended September 30,
	2023		2022
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$1,177.8	39.8%	$1,138.9	38.6%	1.2%
International	438.1	55.1%	421.5	54.0%	1.1%
Consolidated gross margin	$1,615.9	43.0%	$1,560.4	41.8%	1.2%

    Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

    Gross margin improved 120 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 120 basis points. The improvement in gross margin was primarily driven by normalizing commodity costs of 190 basis points and pricing actions of 150 basis points. These improvements were offset by product launch costs of 80 basis points, expense deleverage of 60 basis points and operational headwinds of 40 basis points. Additionally, in 2023, we incurred $9.6 million of costs associated with the cybersecurity event identified on July 23, 2023, which partially offset the improvement in gross margin.

•International gross margin improved 110 basis points. The improvement in gross margin was driven by favorable mix of 170 basis points and pricing actions, offset by product launch costs of 80 basis points.

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

	Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$349.7	$337.4	$291.6	$285.3	$58.1	$52.1	$—	$—
Other selling and marketing expenses	450.1	407.3	242.6	212.5	192.1	179.7	15.4	15.1
General, administrative and other expenses	344.2	296.6	138.0	134.6	83.2	68.9	123.0	93.1
Total operating expenses	$1,144.0	$1,041.3	$672.2	$632.4	$333.4	$300.7	$138.4	$108.2

    Operating expenses increased $102.7 million, or 9.9%, and increased 260 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $39.8 million, or 6.3%, and increased 130 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.

•International operating expenses increased $32.7 million, or 10.9%, and increased 330 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives and product launch costs.

•Corporate operating expenses increased $30.2 million, or 27.9%. The increase in operating expenses was primarily driven by $31.5 million of transaction costs related to the pending acquisition of Mattress Firm.

    Research and development expenses were $23.0 million for the nine months ended September 30, 2023 as compared to $22.1 million for the nine months ended September 30, 2022, a increase of $0.9 million, or 4.1%.

OPERATING INCOME

	Nine Months Ended September 30,
	2023		2022
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$505.6	17.1%	$506.5	17.1%	—%
International	118.1	14.9%	135.2	17.3%	(2.4)%
	623.7		641.7
Corporate expenses	(138.4)		(108.2)
Total operating income	$485.3	12.9%	$533.5	14.3%	(1.4)%

Operating income decreased $48.2 million and operating margin declined 140 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income decreased $0.9 million and operating margin was consistent with the prior year driven by operating expense deleverage of 130 basis points, offset by the improvement in gross margin of 120 basis points.

•International operating income decreased $17.1 million and operating margin declined 240 basis points. The decline in operating margin was primarily driven by operating expense deleverage of 330 basis points, offset by the improvement in gross margin of 110 basis points.

•Corporate operating expenses increased $30.2 million, which negatively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	% Change
Interest expense, net	$99.0	$71.4	38.7%

Interest expense, net, increased $27.6 million, or 38.7%. The increase in interest expense, net, was primarily driven by higher interest rates on our variable rate debt.

INCOME TAX PROVISION

	Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	% Change
Income tax provision	$93.5	$107.5	(13.0)%
Effective tax rate	24.2%	23.2%

Our income tax provision decreased $14.0 million due to a decrease in income before income taxes. Our effective tax rate for the nine months ended September 30, 2023 as compared to the prior year increased 100 basis points. The effective tax rates as compared to the U.S. federal statutory rates for the nine months ended September 30, 2023 and 2022 included the net favorable impact of the deductibility of stock compensation in the U.S., which were offset by the unfavorable impact of other discrete items.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, supplemented with borrowings in the capital markets and made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, acquisitions, payments of dividends to our shareholders, capital expenditures and working capital needs.

As of September 30, 2023, we had net working capital of $188.8 million, including cash and cash equivalents of $91.6 million, as compared to a working capital of $214.0 million, including cash and cash equivalents of $69.4 million, as of December 31, 2022. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from operations for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by (used in) operations:
Operating activities	$479.2	$283.5
Investing activities	(152.8)	(224.8)
Financing activities	(303.2)	(234.1)

Cash provided by operating activities increased $195.7 million in the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in cash provided by operating activities was primarily driven by the reduction of inventory levels as compared to the prior year.

Cash used in investing activities decreased $72.0 million in the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease in cash used in investing activities was driven by decreased capital expenditures related to our manufacturing capacity expansion projects nearing completion in 2023.

Cash used in financing activities increased $69.1 million in the nine months ended September 30, 2023 as compared to the same period in 2022. For the nine months ended September 30, 2023, we had net repayments of $198.4 million on our credit facilities as compared to net borrowings of $468.8 million in the same period in 2022, driven primarily by reduced repurchases of common stock. During the nine months ended September 30, 2023 and 2022, we repurchased $36.0 million and $637.2 million, respectively, of our common stock.

Cash Used in Discontinued Operations

Net cash used in operating, investing and financing activities from discontinued operations for the periods ended September 30, 2022 was not material.

Capital Expenditures

Capital expenditures totaled $153.3 million and $216.0 million for the nine months ended September 30, 2023 and 2022, respectively. We currently expect our 2023 capital expenditures to be approximately $200 million, which includes investments to complete our manufacturing capacity expansion.

Indebtedness

Our total debt decreased to $2,626.3 million as of September 30, 2023 from $2,830.8 million as of December 31, 2022. Total availability under our revolving senior secured credit facility was $589.4 million as of September 30, 2023. Refer to Note 4, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

On October 10, 2023, we entered into the 2023 Credit Agreement, which provides for a $1.15 billion revolving credit facility, a $500.0 million term loan facility and an accordion feature for additional borrowings. Refer to Note 4, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of the accordion feature of the 2023 Credit Agreement. We used the proceeds under these facilities to refinance outstanding borrowings under the 2019 Credit Agreement and terminated the existing revolving credit commitments. As of October 10, 2023, the terms of the 2023 Credit Agreement replaced the terms of the 2019 Credit Agreement.

As of September 30, 2023, our ratio of consolidated indebtedness less netted cash to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, in accordance with our 2023 Credit Agreement was 2.89 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2023 Credit Agreement, which limits this ratio to 5.00 times. As of September 30, 2023, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

Our debt agreements contain certain covenants that limit restricted payments, including share repurchases and dividends. The 2023 Credit Agreement, 2029 Senior Notes and 2031 Senior Notes contain similar limitations which, subject to certain conditions, allow unlimited restricted payments at times when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, remains below 3.75 times in the case of the 2023 Credit Agreement and remains below 3.50 times in the cases of the 2029 Senior Notes and 2031 Senior Notes. In addition, these agreements permit limited restricted payments under certain conditions when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA is above 3.75 times in the case of the 2023 Credit Agreement and above 3.50 times in the cases of the 2029 Senior Notes and 2031 Senior Notes. The limit on restricted payments under the 2023 Credit Agreement, 2029 Senior Notes and 2031 Senior Notes is in part determined by a basket that grows at 50% of adjusted net income each quarter, reduced by restricted payments that are not otherwise permitted.

For additional information, refer to "Non-GAAP Financial Information" below for the calculation of the ratio of consolidated indebtedness less netted cash to adjusted EBITDA calculated in accordance with the 2023 Credit Agreement. Both consolidated indebtedness and adjusted EBITDA as used in discussion of the 2023 Credit Agreement are non-GAAP financial measures and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the nine months ended September 30, 2023, we repurchased 0.1 million shares under our share repurchase program for $5.0 million. As of September 30, 2023, we had $774.5 million remaining under our share repurchase authorization.

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

Future Liquidity Sources and Uses

As of September 30, 2023, we had $681.0 million of liquidity, including $91.6 million of cash on hand and $589.4 million available under our 2019 Credit Agreement. In addition, we expect to generate cash flow from operations in the full year 2023. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, debt service obligations and dividend payments.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through strategic acquisition opportunities that enhance our global competitiveness, as well as quarterly dividends and opportunistic share repurchases.

The Board of Directors declared a dividend of $0.11 per share for the fourth quarter of 2023. The dividend is payable on December 4, 2023 to shareholders of record as of November 16, 2023.

As of September 30, 2023, we had $2,626.3 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $2,534.7 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 2.89 times for the trailing twelve months ended September 30, 2023.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended September 30, 2023 and 2022:

	Three Months Ended
(in millions, except per share amounts)	September 30, 2023	September 30, 2022
Net income	$113.3	$132.7
Transaction costs (1)	15.7	—
Cybersecurity event (2)	13.5	—
Operational start-up costs (3)	2.3	1.8
ERP system transition (4)	—	2.7
Restructuring costs (5)	—	1.2
Loss from discontinued operations, net of tax (6)	—	0.8
Adjusted income tax provision (7)	(8.0)	(1.4)
Adjusted net income	$136.8	$137.8

Adjusted earnings per common share, diluted	$0.77	$0.78

Diluted shares outstanding	177.6	177.0

(1)	In the third quarter of 2023, we recorded $15.7 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm.
(2)	In the third quarter of 2023, we recorded $13.5 million of costs associated with the cybersecurity event identified on July 23, 2023. Cost of sales included $9.6 million of manufacturing and network disruption costs incurred to ensure business continuity. Operating expenses included $3.9 million, primarily related to professional fees incurred for incident response, containment measures and stabilization of our information systems.
(3)
In the third quarter of 2023, we recorded $2.3 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs. In the third quarter of 2022, we incurred $1.8 million of operational start-up costs. Cost of sales and operating expenses included personnel and facility related costs of $1.7 million and $0.1 million, respectively.

(4)
In the third quarter of 2022, we recorded $2.7 million of charges related to the transition of our ERP system. Cost of sales included $2.3 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel. Operating expenses included $0.4 million, primarily related to professional fees.

(5)	In the third quarter of 2022, we recorded $1.2 million of restructuring costs primarily associated with headcount reductions.
(6)	Certain subsidiaries in the International business segment were accounted for as discontinued operations and had been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries were excluded from our adjusted financial measures for covenant compliance purposes.
(7)	Adjusted income tax provision represents the tax effects associated with the aforementioned items.

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended September 30, 2023.

	Three Months Ended September 30, 2023
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,277.1		$1,023.7		$253.4		$—

Gross profit	$573.7	44.9%	$430.4	42.0%	$143.3	56.6%	$—
Adjustments:
Cybersecurity event (1)	9.6		9.6		—		—
Operational start-up costs (2)	2.3		2.3		—		—
Total adjustments	11.9		11.9		—		—

Adjusted gross profit	$585.6	45.9%	$442.3	43.2%	$143.3	56.6%	$—

Operating income (expense)	$183.2	14.3%	$195.5	19.1%	$40.0	15.8%	$(52.3)
Adjustments:
Transaction costs (3)	15.7		—		—		15.7
Cybersecurity event (1)	13.5		10.0		1.1		2.4
Operational start-up costs (2)	2.3		2.3		—		—
Total adjustments	31.5		12.3		1.1		18.1

Adjusted operating income (expense)	$214.7	16.8%	$207.8	20.3%	$41.1	16.2%	$(34.2)

(1)	In the third quarter of 2023, we recorded $13.5 million of costs associated with the cybersecurity event identified on July 23, 2023. Cost of sales included $9.6 million of manufacturing and network disruption costs incurred to ensure business continuity. Operating expenses included $3.9 million, primarily related to professional fees incurred for incident response, containment measures and stabilization of our information systems.
(2)
In the third quarter of 2023, we recorded $2.3 million of operational start-up costs in cost of sales related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs.

(3)	In the third quarter of 2023, we recorded $15.7 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm.

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

The 2023 Credit Agreement provides the definition of adjusted EBITDA. Accordingly, we present adjusted EBITDA to provide information regarding our compliance with requirements under the 2023 Credit Agreement.

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended September 30, 2023 and 2022:

	Three Months Ended
(in millions)	September 30, 2023	September 30, 2022
Net income	$113.3	$132.7
Interest expense, net	32.6	26.8
Income taxes	36.8	41.1
Depreciation and amortization	45.5	44.8
EBITDA	$228.2	$245.4
Adjustments:
Transaction costs (1)	15.7	—
Cybersecurity event (2)	13.5	—
Operational start-up costs (3)	2.3	1.8
ERP system transition (4)	—	2.7
Restructuring costs (5)	—	1.2
Loss from discontinued operations, net of tax(6)	—	0.8
Adjusted EBITDA	$259.7	$251.9

(1)	In the third quarter of 2023, we recorded $15.7 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm.
(2)	In the third quarter of 2023, we recorded $13.5 million of costs associated with the cybersecurity event identified on July 23, 2023. Cost of sales included $9.6 million of manufacturing and network disruption costs incurred to ensure business continuity. Operating expenses included $3.9 million, primarily related to professional fees incurred for incident response, containment measures and stabilization of our information systems.
(3)
In the third quarter of 2023, we recorded $2.3 million of operational start-up costs in cost of sales related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs. In the third quarter of 2022, we recorded $1.8 million of operational start-up costs, primarily in cost of sales, related to the capacity expansion of our manufacturing and distribution facilities in the U.S.

(4)	In the third quarter of 2022, we recorded $2.7 million of charges related to the transition of our ERP system. Cost of sales included $2.3 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel. Operating expenses included $0.4 million, primarily related to professional fees.
(5)	In the third quarter of 2022, we recorded $1.2 million of restructuring costs primarily associated with headcount reductions.
(6)	Certain subsidiaries in the International business segment were accounted for as discontinued operations and had been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries were excluded from our adjusted financial measures for covenant compliance purposes.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended September 30, 2023:

Trailing Twelve Months Ended
(in millions)	September 30, 2023
Net income	$392.7
Interest expense, net	130.6
Income tax provision	105.0
Depreciation and amortization	185.0
EBITDA	$813.3
Adjustments:
Transaction costs (1)	31.5
Cybersecurity event (2)	13.5
Operational start-up costs (3)	8.0
ERP system transition (4)	6.6
Restructuring costs (5)	4.7
Adjusted EBITDA	$877.6

Consolidated indebtedness less netted cash	$2,534.7

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	2.89 times

(1)	In the trailing twelve months ended September 30, 2023, we recognized $31.5 million of transaction costs associated with the pending acquisition of Mattress Firm.
(2)	In the trailing twelve months ended September 30, 2023, we recorded $13.5 million of costs associated with the cybersecurity event identified on July 23, 2023. Cost of sales included $9.6 million of manufacturing and network disruption costs incurred to ensure business continuity. Operating expenses included $3.9 million, primarily related to professional fees incurred for incident response, containment measures and stabilization of our information systems.
(3)	In the trailing twelve months ended September 30, 2023, we recognized $8.0 million of operational start-up costs in cost of sales for the capacity expansion of our manufacturing and distribution facilities in the U.S., which include personnel and facility related costs.
(4)	In the trailing twelve months ended September 30, 2023, we recognized $6.6 million of charges related to the transition of our ERP system.
(5)	In the trailing twelve months ended September 30, 2023, we recognized $4.7 million of restructuring costs primarily associated with headcount reductions related to organizational changes.

On October 10, 2023, our 2023 Credit Agreement replaced our 2019 Credit Agreement. Adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA under both the 2019 Credit Agreement and the 2023 Credit Agreement. For the twelve months ended September 30, 2023, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under either the 2019 Credit Agreement or the 2023 Credit Agreement.

The 2023 Credit Agreement requires compliance with certain financial covenants providing, among other things, for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated indebtedness less netted cash. Consolidated indebtedness includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding in excess of $60.0 million and short-term other debt. We are allowed to subtract from consolidated indebtedness an amount equal to 100.0% of the domestic and foreign unrestricted cash ("netted cash").

Under the 2023 Credit Agreement and the 2019 Credit Agreement, the ratio of adjusted EBITDA to consolidated indebtedness less netted cash was 2.89 times for the trailing twelve months ended September 30, 2023. The 2023 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of September 30, 2023. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2023 Credit Agreement for purposes of certain financial covenants.

(in millions)	September 30, 2023
Total debt, net	$2,608.5
Plus: Deferred financing costs (1)	17.8
Consolidated indebtedness	2,626.3
Less: Netted cash (2)	91.6
Consolidated indebtedness less netted cash	$2,534.7

(1)
We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Condensed Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we have added these costs back to total debt, net as calculated per the Condensed Consolidated Balance Sheets.

(2)	Netted cash includes cash and cash equivalents for domestic and foreign subsidiaries designated as restricted subsidiaries in the 2023 Credit Agreement.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in ITEM 7A of Part II of our 2022 Annual Report. Management has reassessed the quantitative and qualitative market risk disclosures described in our 2022 Annual Report and determined there were no material changes to market risks for the nine months ended September 30, 2023.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2023:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1, 2023 - July 31, 2023	—		$—	—	$774.5
August 1, 2023 - August 31, 2023	2,579	(1)	$45.89	—	$774.5
September 1, 2023 - September 30, 2023	—		$—	—	$774.5
Total	2,579			—

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended September 30, 2023, none of our directors or executive officers adopted any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined Regulation S-K, Item 408).

ITEM 6.     EXHIBITS
The following is an index of the exhibits included in this report:

2.1
Agreement and Plan of Merger, dated as of May 9, 2023, by and among Tempur Sealy International, Inc., Lima Holdings Corporation, Lima Deal Corporation LLC, Mattress Firm Group Inc., and Steenbok Newco 9 Limited, solely in its capacity as Stockholder Representative (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K as filed May 11, 2023). (1)

3.1
Amended and Restated Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Registrant's registration statement on Form S-1/A (File No. 333-109798) as filed on December 12, 2003). (1)

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

3.4	Seventh Amended and Restated By-laws of Tempur Sealy International, Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed on February 11, 2019). (1)
4.1
Indenture, dated as of March 25, 2021, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K as filed on March 25, 2021). (1).

4.2	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.1 to the Registrant's Current Report on Form 8-K as filed on March 25, 2021). (1)
4.3
Indenture, dated as of September 24, 2021 among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 10.1 (but numbered 4.1) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)

4.4	Form of 3.875% Senior Notes due 2031 (included in Exhibit 10.1 (but numbered 4.2) to the Registrant's Current Report on Form 8-K as filed on September 24, 2021). (1)
4.5	Description of Securities (filed as Exhibit 4.12 to the Registrant's Annual Report on Form 10-K as filed on February 22, 2022). (1)
10.1
Credit Agreement dated as of October 10, 2023 among Tempur Sealy International, Inc., as parent borrower, the Additional Borrowers from time to time parties thereto, the Several Lenders from time to time parties thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on October 11, 2023). (1)

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
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: November 8, 2023	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer