Form 10-K
period 2023-12-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2024-02-16
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Large Accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes ☒ No
The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2023, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was approximately $6,647,994,376.
The number of shares outstanding of the registrant’s common stock as of February 12, 2024 was 173,604,315 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

When used in this Report, except as specifically noted otherwise, the term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the terms "Tempur Sealy," "Company," "we," "our," "ours" and "us" refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. In addition, when used in this Report,"2023 Credit Agreement" refers to the Company's senior credit facility entered into in 2023; "2019 Credit Agreement" refers to the Company's prior senior credit facility entered into in 2019; "2023 Senior Notes" refers to the 5.625% senior notes due 2023 issued in 2015; "2026 Senior Notes" refers to the 5.50% senior notes due 2026 issued in 2016; "2029 Senior Notes" refers to the 4.00% senior notes due 2029 issued in 2021; and "2031 Senior Notes" refers to the 3.875% senior notes due 2031 issued in 2021. In addition, when used in this Report, "Danish Tax Matter" refers to the Company's dispute with the Danish Tax Authority ("SKAT") regarding the royalty paid by a U.S. subsidiary of Tempur Sealy International to a Danish subsidiary for tax years 2012 through 2022.

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
Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment in both the U.S. and internationally on our business segments including its impact on consumer behavior and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events (including the Russia-Ukraine conflict and the conflict in the Middle East), natural disasters or pandemics, and their impact on raw material prices, labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; expectations regarding the pending Mattress Firm acquisition, including the related regulatory approval process; the ability to realize all synergies and benefits of acquisitions (including the pending acquisition of Mattress Firm); our reliance on information technology and the associated risks involving potential security lapses and/or cyber-based attacks; deterioration in labor relations; the possibility of exposure of product liability and premises liability claims; our ability to protect our intellectual property; disruptions to the implementation of our strategic priorities and business plan caused by changes in our executive management team; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.
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

Our powerful distribution model operates through an omni-channel strategy. Our products are sold through third-party retailers, our more than 750 company-owned stores and our e-commerce platforms. We have a global manufacturing footprint with approximately 12,000 employees around the world. Tempur Sealy has a strong competitive presence in the bedding marketplace with a leadership position that comes from product and service quality, culture, strategy and people, backed with financial strength and a disciplined approach to returning value to shareholders.

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

We operate in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of manufacturing, distribution and retail subsidiaries and licensees located in the U.S., Canada and Mexico. Our International segment consists of manufacturing, distribution and retail subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico).

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

In order to achieve our goal to improve the sleep of more people, every night, all around the world, one of our strategic initiatives is to leverage and strengthen our comprehensive portfolio of iconic brands and products. Our portfolio of product brands includes many highly recognized brands, including Tempur-Pedic®, Sealy® and Stearns & Foster®, which are described below:

•Tempur-Pedic® - Founded in 1991, the Tempur brand is our specialty innovation category leader designed to provide life changing sleep for our wellness-seeking consumers. Our proprietary Tempur material precisely adapts to the shape, weight and temperature of the consumer and creates fewer pressure points, reduces motion transfer and provides personalized comfort and support. Tempur-Pedic was awarded #1 in Customer Satisfaction for the online mattress segment in the J.D. Power 2023 Mattress Satisfaction Report. This is the third consecutive year winning the online mattress category and the fifth consecutive year winning at least one J.D. Power award.

•Stearns & Foster® - The Stearns & Foster brand offers our consumers high quality mattresses built by certified craftsmen who have been specially trained. Founded in 1846, the brand is designed and built with precise engineering and relentless attention to detail and fuses new innovative technologies with time-honored techniques, creating supremely comfortable beds.

•Sealy® - The Sealy brand originated in 1881 in Sealy, Texas, and for over a century has focused on offering trusted comfort, durability and excellent value while maintaining contemporary styles and great support. The Sealy Posturepedic® brand, introduced in 1950, was engineered to provide all-over support and body alignment to allow full relaxation and deliver a comfortable night's sleep. Sealy was voted America's most-trusted mattress brand by American shoppers in the 2021 American Brand Trust Study. Sealy was also the #1 best-selling mattress brand according to Furniture Today's 2021 Top 20 U.S. Bedding Producers methodology, which includes Stearns & Foster®.

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

Our portfolio of retail brands includes Tempur-Pedic® retail stores, Sleep Outfitters®, Sleep Solutions Outlet®, Dreams®, SOVA and a variety of other retail brands internationally, which operate in various countries. The retail brands named above are described below:

•Tempur-Pedic® retail stores - Tempur-Pedic® retail stores are designed for the consumers that prefer to purchase directly from the manufacturer, and for those seeking a more personalized and educational sales experience. These retail boutiques are strategically located in high traffic, premium retail centers with customer demographics that closely align to the Tempur-Pedic® customer profile.

•Sleep Outfitters® - Sleep Outfitters is a regional bedding retailer with locations across five states in the U.S. Sleep Outfitters is a specialty mattress retailer that serves consumers across a wide range of price points with its extensive selection of Tempur-Pedic®, Sealy® and Stearns & Foster® products.

•Sleep Solutions Outlet® - Sleep Solutions Outlet stores serve as a channel of high-quality comfort returns, as well as discontinued or factory close-out mattresses and bases. There are a limited number of stores across the U.S. that sell these products, which reduces our disposal costs, and helps reduce the volume of products disposed of via landfill, thereby favorably impacting the environment.

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

In 2024, we are launching a new portfolio of Tempur-Pedic® Adapt mattresses in our North America segment. This next-generation technology sets the standard for support, pressure relief and motion cancellation with Tempur material precisely responding to your body's weight, shape, and temperature in a way no other mattress does. This collection was designed to complement the Tempur-Pedic® Breeze collection and Tempur-Ergo® Smart Bases launched in 2023 and finishes the complete reset of our core Tempur lineup.

In our International segment in 2024, we plan to complete the rollout of the new line of Tempur® products in over 90 markets through our wholly-owned subsidiaries and third-party distributors. This new line of products will broaden Tempur®'s price range, with the super-premium price point ceiling maintained and the floor expanded into the premium category to expand our global addressable market.

Omni-Channel Distribution

Our primary selling channels are Wholesale and Direct. These channels align to the operating margin characteristics of our business and our marketplace.

One of Tempur Sealy's long-term initiatives is to be wherever the consumer wants to shop, and our wholesale business strategy brings this key business initiative to life by growing our share with existing customers, gaining new business and expanding into new channels of distribution. In 2023, we continued to drive this initiative, as we increased the number of wholesale doors retailing our products and expanded our company-owned store footprint around the world.

We are continuing to expand our Direct channel to strengthen our distribution footprint and provide alternatives to allow the customer to shop on their preferred terms - whether online or in-store. Our Direct channel includes company-owned stores, online and call centers and represented 23.9% of net sales in 2023. The Direct channel growth rate has surpassed the Wholesale growth rate over the last few years, and we anticipate the Direct channel will continue to grow as a percentage of net sales in future years. Our expanded direct channel distribution complements our wholesale business, and we believe this balanced approach enhances the overall global sales potential and profitability of Tempur Sealy.

For consumers that prefer to purchase directly from the manufacturer and are seeking a more personalized and educational sales experience, we have over 750 retail stores worldwide, including our retail stores owned through our international joint venture operations.

As of December 31, 2023, we had over 100 Tempur-Pedic® retail stores throughout the U.S. that provide a low-pressure environment to explore the comprehensive line up of our Tempur-Pedic® products. Each showroom features knowledgeable Brand Ambassadors who educate potential customers on Tempur-Pedic® products in a relaxed, comfortable environment. Going forward, we expect our strategy for opening additional locations of Tempur-Pedic® retail stores to continue targeting high traffic, premium locations that complement our existing distribution.

In addition to our high-end Tempur-Pedic® retail stores, we operate Sleep Outfitters®, a regional bedding retailer that had over 100 stores in 2023. Sleep Outfitters is a specialty mattress retailer that serves consumers across all price points with its extensive selection of Tempur-Pedic®, Sealy® and Stearns & Foster® products. We also operate Dreams®, which has developed a successful multi-channel sales strategy, with over 200 brick and mortar retail locations in the U.K., an industry-leading online channel, as well as manufacturing and delivery assets.

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

Operations

Manufacturing and Distribution

In 2023, we opened our newest and largest state-of-the-art manufacturing facility in Crawfordsville, Indiana. The new facility has the capabilities to manufacture a wide variety of bedding products and components for branded and non-branded operations. The facility's Midwest location enables us to balance manufacturing and distribution in the region, allowing us to more efficiently service our customers and capture the projected long-term demand to support our rapidly growing OEM business.

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

Raw materials for Sealy® and non-branded products consist mainly of polyurethane foam, textiles and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we source the majority of our requirements for polyurethane foam components and spring components for our Sealy and Stearns & Foster mattress units from key suppliers for each component. We also purchase a significant portion of our Sealy foundation parts from third-party sources.

Additionally, we source our adjustable bed bases and foundations from third-party manufacturers. These are purchased under supply agreements from a limited number of key suppliers. These products are dependent on components supply chains originating in China. We believe over time that sufficient alternate sources of supply for the same or similar components will be available outside of China from our current or alternate suppliers. For further information regarding the loss of suppliers and disruptions in the supply of our raw materials and components on the Company, please refer to "Risk Factors" in ITEM 1A of Part I of this Report.

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

As of December 31, 2023, we held hundreds of trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers and consumers. Tempur®, Tempur-Pedic®, Sealy®, Sealy Posturpedic® and Stearns & Foster® are our primary trademarks registered with the U.S. Patent and Trademark Office, as are many other of our registered trademarks and pending applications. Each U.S. trademark registration is renewable indefinitely as long as the trademark remains in use. We also own numerous trademarks, trade names, service marks, logos and design marks in the U.S. and a number of other countries, including Dreams and SOVA.

We derive income from royalties by licensing Sealy®, Stearns & Foster® and Tempur® brands, technology and trademarks to other manufacturers. Under the license arrangements, licensees have the right to use certain trademarks and current proprietary and/or patented technology in designated jurisdictions. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. For the year ended December 31, 2023, our licensing activities as a whole generated royalties of approximately $32.3 million.

Governmental Regulation

Our operations are subject to international, federal, state and local consumer protection and other regulations, primarily relating to the mattress and pillow industry. These regulations vary among the states, countries and localities in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as "new" or otherwise, controls as to chemical and other substances, hygiene and other aspects of product safety, handling, marketing and sale and penalties for violations. The U.S. Consumer Product Safety Commission ("CPSC") has adopted rules relating to fire retardancy standards for the mattress industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these standards may require modifications to our products to comply with such changes. For example, the UK is seeking to implement new regulations in October 2024, which will include measures to reduce the use of chemical fire retardants. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products and the conduct of our operations and facilities. We have made and will continue to make expenditures necessary to comply with these requirements. Currently these expenditures are immaterial to our financial results. For a discussion of the risks associated with our compliance programs in connection with these regulations, please refer to "Risk Factors" under Part I, ITEM 1A of this Report.

Our principal waste products are foam and fabric scraps, wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. We also periodically dispose of small amounts of used machine lubricating oil and air compressor waste oil, primarily by recycling. In the U.S., we are subject to federal, state and local laws and regulations relating to environmental health and safety, including the Federal Water Pollution Control Act, the Clean Air Act and the Resource, Conservation and Recovery Act. We are subject to similar requirements in Canada, the EU and other jurisdictions, with further waste management and prevention, and other environmental protection regulations coming into effect both this year and over the next few years. We believe that we are in compliance with all applicable international, federal, state and local environmental statutes and regulations. We do not expect that compliance with international, federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, earnings or competitive position. We are not aware of any pending international or federal environmental legislation that would have a material impact on our operations, and have not been required to make, and do not expect to make, any material capital expenditures for environmental control facilities or other regulatory requirements in the foreseeable future.

In connection with sales of our products and operation of our business, we collect and process personal data from our customers and employees. As such, we are subject to certain laws and regulations relating to IT security and personal data protection and privacy. For example, the European Union ("EU") adopted the General Data Protection Regulation ("GDPR"). The GDPR imposed ongoing compliance requirements on companies, including us, that process personal data from citizens resident in the EU. In addition, there are country-specific data privacy laws in Europe that impose additional requirements on data controllers and several of these laws are more stringent than the GDPR. In recent years, several U.S. states have adopted legislation offering similar protections for resident citizens, such as the California Privacy Rights Act (which amends the California Consumer Privacy Act ("CCPA")), the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and the Utah Consumer Privacy Act (together the "U.S. state privacy laws"). Several other states have recently introduced similar state privacy laws. These U.S. state privacy laws grant consumers new rights over their personal information, such as access to and deletion of their personal information, placing strict data collection requirements on businesses, including ours. In the Asia-Pacific region, several data privacy laws regulate the processing of personal data of resident citizens and compliance requirements vary widely. For example, the People's Republic of China consolidated its data privacy laws into one overarching regime with the introduction of the Personal Information Protection Law ("PIPL"). The PIPL is widely considered one of the strictest personal data protection laws in the world, with significant restrictions placed on the transfer of personal information outside of China or use without separate citizen consent. In response, we have implemented a global compliance system, appointed dedicated resources and have put measures in place to facilitate adherence to the continuing compliance requirements of applicable worldwide data privacy laws.

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

We believe that sound ESG practices can help identify, manage and mitigate risks while contributing to the financial success of our business. Below are some highlights of the progress we made on certain of our ESG initiatives in 2023:

Environment

•Achieved zero waste to landfill status at our Canadian and Mexican manufacturing operations and maintained our zero waste to landfill status at our U.S. and European manufacturing operations
•Achieved zero waste to landfill status at 75% of our corporate offices and R&D labs, in line with our goal to achieve zero landfill waste at our corporate offices and R&D labs by 2025
•Progressed towards our goal of achieving carbon neutrality by 2040 through reducing greenhouse gas emissions at our wholly owned manufacturing and logistics operations by 4%* compared to the prior year
•Summarized and published our approach to comprehensive chemical supply management in a Chemical Safety Policy

*This excludes the impact of new facilities opened in the trailing twelve-month period. Including the impact of new facilities, we reduced greenhouse gas emissions at our wholly owned manufacturing and logistics operations by 1% compared to the prior year.

Purpose

•Continued to bring industry-leading innovation to market that provides consumers with access to higher quality sleep at a variety of price points, including the new U.S. product launches of Tempur-Breeze®, Tempur-Ergo® Smart Base, and Stearns & Foster®, and the new international launches of Tempur® products
•Contributed approximately $0.8 million through the Tempur Sealy Foundation and donated more than 12,100 mattresses worth approximately $16.9 million, bringing our ten-year donation total to over $100 million

People

•Increased transparency and expanded disclosures around Employee Health & Safety, Ethics Line, and Employee Satisfaction & Engagement
•Embedded ESG performance as a factor in executive leadership's 2023 compensation program

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

As part of ongoing efforts to provide transparency regarding initiatives to promote, track and measure our diversity, equity and inclusion efforts within our employee population, we disclosed additional metrics in our 2024 Corporate Social Values Report located on the Tempur Sealy Investor website at http://investor.tempursealy.com. Our website and the 2024 Corporate Social Values Report are not incorporated by reference into this Report.

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

Loss of suppliers and disruptions in the supply of our raw materials and components has increased and may continue to increase our costs of sales and reduce our ability to compete effectively.

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

If a key supplier for an applicable component failed to supply components in the amount we require, this could significantly interrupt production of our products and increase our production costs in the near term. We have experienced and may continue to experience disruptions for a variety of reasons, including disruptions in international trade routes, changes in international trade duties and other aspects of international trade policy, labor shortages, natural disasters or climate-change related events (including severe weather events), pandemics and political events. If we are not able to successfully mitigate such supply chain risks, we could experience disruptions in production or increased costs, which may result in a decrease in our gross margin or reduced sales, and have a material adverse effect on our business, results of operations and financial condition.

Changes in economic conditions, including inflationary trends in the price of our input costs, such as raw materials, due to, among other things, current geopolitical events, have adversely affected our business and financial results and could continue to do so in the future.

The bedding industry is subject to volatility in the price of petroleum-based and steel products, which affects the cost of polyurethane foam, polyester and steel innerspring component parts. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Given the significance of the cost of these materials to our products, volatility in the prices of the underlying commodities has and will significantly affect profitability.

The global economy continues to experience high rates of inflation, and inflationary pressure and price uncertainty may continue in 2024. We have experienced, and may continue to experience, volatility and increases in the price of certain of these raw materials as a result of global market and supply chain disruptions and the broader inflationary environment related to the ongoing macroeconomic conditions. Interest rates remain relatively high and may continue to remain at such levels. To the extent we are unable to absorb higher costs, or pass any such higher costs to our customers, our gross margin could be negatively affected, which could result in a decrease in our liquidity and profitability. In addition, monetary policies to counter inflation could negatively affect our borrowing costs and those of our customers and suppliers, as well as exchange rates and other macroeconomic factors.

Geopolitical developments, such as trade wars, the Russia-Ukraine conflict, the Israel-Hamas conflict and wider Middle East developments (including disruptions to the Red Sea passage or such conflicts spreading further in the relevant regions), have adversely impacted and could continue to adversely impact, among other things, our raw material, energy and transportation costs, certain of our suppliers, distributors, customers and local markets, global and local macroeconomic conditions, and cause further supply chain disruptions (including by delaying the delivery times of raw materials needed for our business or our products to customers).

In order to consummate the previously disclosed, pending merger with Mattress Firm, we and Mattress Firm must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, consummation of the merger may be jeopardized, may not occur or may be delayed, or the anticipated benefits of the merger may not be achieved.

On May 9, 2023, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Mattress Firm Group Inc. ("Mattress Firm"). Although we and Mattress Firm have agreed to use reasonable best efforts to make certain governmental filings and obtain the required governmental approvals, including from the Federal Trade Commission ("FTC"), and to observe the expiration and termination of relevant waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the "HSR Act"), there can be no assurance that the relevant approvals will be obtained. In the fourth quarter of 2023, we announced that we certified substantial compliance with the FTC’s second request for documents pursuant to the HSR Act, in connection with the merger. The governmental entities from which these approvals are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the merger. These governmental entities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the merger. As a condition to approving the merger, these governmental entities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of our business after consummation of the merger. As further described in the Merger Agreement, we have agreed to take certain divestiture actions and agree to certain other obligations or commitments in connection with the consummation of the merger if reasonably likely to permit consummation of the merger, provided that we are not required to take any divestiture actions in excess of an agreed amount specified in the Merger Agreement or if such actions, commitments and divestitures individually or in the aggregate would or would reasonably be expected to have a material and adverse impact on our business or the business of Mattress Firm or the anticipated benefits to the Company of the merger. While we are pursuing the divestiture of certain of our and Mattress Firm’s stores, the progress of such process may change and there can be no assurance that we will successfully complete this process on the expected timing or at all.

There can be no assurance that governmental entities will not impose the aforementioned divestiture obligations, conditions, terms, obligations or restrictions and that such divestiture obligations, conditions, terms, obligations or restrictions will not have the effect of delaying or preventing consummation of the merger or imposing additional material costs on or limiting the benefits of the merger to the Company, or otherwise adversely affecting, including to a material extent, our business, results of operations and financial condition after consummation of the merger. If we are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental entities will approve the terms of such divestitures. We can provide no assurance that these divestiture obligations, conditions, terms, obligations or restrictions will not result in the abandonment of the merger and termination of the Merger Agreement.

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
•our ability to pursue, successfully integrate and capture the synergies from potential acquisition opportunities, including the pending Mattress Firm acquisition; and
•general economic factors that impact consumer confidence, disposable income or the availability of consumer financing.

Our new product launches may not be successful due to development delays, failure of new products to achieve anticipated levels of market acceptance and significant costs associated with failed product introductions, which could adversely affect our revenues and profitability.

Each year we invest significant time and resources in research and development to improve our product offerings and launch new products. In 2023, we launched our refreshed Stearns & Foster® product line and a new line of Tempur® mattresses internationally. We also launched a new portfolio of Tempur-Pedic® Breeze mattresses and Tempur-Ergo® Smart Bases in 2023. We expect to complete the multi-year refresh of Tempur-Pedic® products in 2024 with a new portfolio of Tempur-Pedic® Adapt mattresses and accessories in North America in 2024. This collection was designed to complement the Tempur-Pedic® Breeze collection and Tempur-Ergo® Smart Bases launched in 2023 and finishes the complete reset of our core Tempur lineup. There are a number of risks that are inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Further, introduction costs and manufacturing inefficiencies may be greater than anticipated, while the rollout of the product could be delayed, each of which could impact profitability.

Because we depend on certain significant customers, a decrease or interruption in their business with us would reduce our sales and results of operations.

Our top five customers, collectively, accounted for approximately 32% of our net sales in 2023, and Mattress Firm contributed over 15%. If we are successful in closing the pending Mattress Firm acquisition, our significant customer concentration will be significantly reduced. There have been signs of deterioration in the U.S. retail sector, both nationally and regionally, including among our competitors. Some additional retailers that carry our products, as well as some of our competitors, may consolidate, undergo restructurings or reorganizations, may be acquired, experience financial difficulty or bankruptcy, or realign their affiliations, any of which could decrease the number of stores that carry our products, increase the ownership concentration in the retail industry or otherwise negatively impact the credit and retail environments in which we operate. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the impact of volume and other incentive programs related to these customers. Furthermore, if sales to our large customers grow, our credit exposure to these customers may also increase. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell products to them on favorable terms, if at all. A substantial decrease or interruption in business from these significant customers could result in the loss of future business and could reduce revenue, liquidity and profitability.

We rely significantly on information technology ("IT") and we have experienced and in the future could experience cyber-based attacks which have and in the future could harm our ability to effectively operate our business.

We rely on IT systems to operate and manage our business and to process, maintain and safeguard information essential to our business as well as information relating to third-parties, including our customers, suppliers and employees. These systems are vulnerable to events beyond our reasonable control, including cyberattacks and security breaches. Such events have resulted in and in the future could result in operational slowdowns, shutdowns or other difficulties; loss of sales, revenues or market share; compromise or loss of sensitive or proprietary information, including the misappropriation of our customers' or employees' personal information; destruction or corruption of data, including valuable business data; costs of remediation, upgrades, repair or recovery; breaches of obligations to third parties under privacy laws or contracts; exhaustion of insurance coverage and increased insurance premiums; fines or lawsuits; or other damage to our reputation or customer relationships; each of which, depending on the extent or duration of the event, could materially and adversely impact our business, operating results or financial condition.

We have been, and may in the future be, subject to cybersecurity incidents. As these attacks increase and become more sophisticated, the risks associated with such an event continue to increase, particularly as our digital business footprint expands. Our security measures and internal controls are designed to protect personal data, business information, including intellectual property, and other confidential information, to prevent data loss, and to prevent or detect security breaches. However, such measures and controls do not provide absolute security in preventing these cybersecurity events from occurring, particularly given that techniques used to access, disable or degrade service, or sabotage systems change frequently.

Moreover, we rely on third-party technology service providers in ordinary course operations of our Direct channel, such as website hosting, payment systems and digital advertising. Our third-party service providers may be victims to cybersecurity events from time to time, and failure to prevent, detect or remediate such events may disrupt our operations and could cause financial or reputational harm, including if insurance coverage is insufficient to cover all losses or all types of claims that may arise.

As previously disclosed, we identified a cybersecurity event on July 23, 2023 affecting certain of our data and IT systems, which resulted in the temporary interruption of our operations when we proactively shut down certain of our systems. This cybersecurity event, as well as any other breach of our network or databases, or those of our third-party providers, have resulted and may in the future result in the risks discussed herein.

Furthermore, we are subject to a constantly evolving regulatory landscape of laws and regulations relating to IT security and personal data protection and privacy, including but not limited to the EU's GDPR and the CCPA, each of which have imposed new and expanded compliance requirements on companies, including us, that process personal data from citizens living in applicable jurisdictions. Any failure to comply with applicable laws and regulations relating to data security and privacy, due to various factors within or outside of our control, could result in costly investigations from regulators and litigation, expose us to potentially significant penalties, and result in negative publicity that could damage our reputation and credibility.

Deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of December 31, 2023, we had approximately 12,000 full-time employees. Our joint ventures also employ approximately 1,500 full-time employees. Approximately 15% of our employees are represented by various labor unions with separate collective bargaining agreements or government labor union contracts for certain international locations. Our North American collective bargaining agreements, which are typically three years in length, expire at various times during any given three year period. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew our various collective bargaining agreements on a timely basis or on favorable terms, or at all. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

Approximately 27.7% of our net sales were generated outside of the U.S. in 2023. We conduct our business in a wide variety of currencies and are therefore subject to market risk relating to changes in foreign exchange rates. If the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, for example, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. In 2023, foreign currency exchange rate changes positively impacted our net income by approximately 1.5% and positively impacted adjusted EBITDA, which is a non-GAAP financial measure, by approximately 0.8%. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. Except for the use of foreign exchange forwards contracts described immediately below, we do not hedge the translation of foreign currency operating results into the U.S. dollar.

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
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, including the pending Mattress Firm acquisition, and general corporate or other purposes;
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

We are subject to risks from our international operations, such as complying with U.S. and foreign laws, foreign exchange exposure, tariffs, increased costs, political risks, geopolitical conflicts and our ability to expand in certain international markets, which could impair our ability to compete and our profitability.

We are a global company, selling our products in approximately 100 countries worldwide. We generated approximately 27.7% of our net sales outside of the U.S. in the year ended December 31, 2023. We operate through multiple wholly owned subsidiaries and we also participate in international license and joint venture arrangements with independent third parties.

Our international operations are subject to the customary risks of operating in an international environment, including complying with U.S. laws affecting operations outside of the U.S. such as the Foreign Corrupt Practices Act; complying with foreign laws and regulations, including disparate anti-corruption laws and regulations; and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, inflation, unstable political situations, labor issues and geopolitical conflicts (including the Russia-Ukraine conflict, the Israel-Hamas conflict and wider Middle East developments). We are also limited in our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy® bedding products. Fluctuations in the rate of exchange between currencies in which we do business may affect our financial condition or results of operations. Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact our business.

We are subject to various regulatory requirements, including, but not limited to, trade, environmental, health and safety requirements, any violation of which may require costly expenditures and expose us to liability.

We, and our products, are subject to extensive regulation in the U.S. by various federal, state and local regulatory authorities, including the FTC, the Consumer Product Safety Commission ("CPSC") and the U.S. Food and Drug Administration, and by similar international regulatory regimes. We are subject to various health and environmental provisions, such as California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986) and in our international jurisdictions we are subject to the medical devices regulatory authorities such as the Medicines and Healthcare products Regulatory Agency ("MHRA") and the International Chamber of Commerce Advertising and Marketing Communications Code. We are subject to laws and regulations both in the U.S. and internationally, relating to pollution, environmental protection and occupational health and safety, such as the Federal Water Pollution Control Act, and Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH"), amongst others. As a manufacturer of bedding and related products, we are subject to regulations governing the environment. Any violation or failure to comply with any of these regulatory requirements may result in liability exposure and costly expenditures to remediate or pay for liabilities. For example, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable if there has been a violation of the regulatory requirement, and the amount of such liability could be material. Further, any of the rules and regulatory requirements we are subject to may change from time to time, or may conflict. For example, our operations could be impacted by a number of pending legislative and regulatory proposals to address greenhouse gas emissions in the U.S. and other countries, including the Kyoto Protocol.

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

We contribute to multi-employer pension plans according to collective bargaining agreements that cover certain union-represented employees. Participating in these multi-employer plans exposes us to potential liabilities if the multi-employer plan is unable to pay its underfunded obligations or we trigger a withdrawal event. The withdrawal liability is an exit fee for employers who cease contributions to multi-employer defined benefit pension plans with unfunded vested benefits. We participate in several plans which are in the Red Zone for 2023. A plan is in the Red Zone (Critical) if it has a current funded percentage of less than 65.0%. The following risks of participating in these multi-employer plans differ from single employer pension plan risks:

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

Risks Related to Ownership of Our Common Stock

There can be no assurance as to the declaration or amount of future dividends.

We recently announced an increase in our quarterly dividend to $0.13 per share, effective for the first quarter of 2024. Any decision to declare and pay dividends, and the amount of any such dividends, will be dependent on a variety of factors, including compliance with Section 170 of the Delaware General Corporation Law; changes to our capital allocation policies; our results of operations, liquidity and cash flows; contractual restrictions in our debt agreements; economic conditions, including the impact of geopolitical uncertainty and related macroeconomic impacts on our business and financial condition; and other factors the Board of Directors may deem relevant. There can be no assurance that we will declare dividends in any particular amounts or at all, and changes in our dividend policy could adversely affect the market price for our stock.

Our share repurchase program is subject to suspension or termination at any time, and may not enhance long-term stockholder value.

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we are authorized to repurchase shares of our common stock. The share repurchase program may be suspended or terminated at any time. From 2016 through December 31, 2023, we had repurchased an aggregate of 55.3 million shares for approximately $2,388.9 million under our share repurchase program. For the year ended and as of December 31, 2023, we repurchased an aggregate of $5.0 million of shares under our share repurchase program and had approximately $774.5 million remaining under the share repurchase authorization. Upon the announcement of our pending acquisition of Mattress Firm, we suspended our share repurchase program. Shares may be repurchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. Repurchases of our common stock pursuant to our share repurchase program could affect the market price of our common stock or increase its volatility. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program's effectiveness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Incident Impact

We have experienced, and expect to continue to experience, cyber threats and incidents. As previously disclosed, on July 23, 2023, we experienced a cybersecurity incident affecting certain of our data and IT systems. As a result of the cybersecurity incident, we incurred $14.3 million of costs in connection with this event. Following a forensic investigation in connection with the incident, we concluded there was no material impact to our financial results for the year ended 2023.

We also implemented additional security measures following the incident, such as stronger privileged access policies and enhanced and expanded multi-factor authentication to help prevent unauthorized access to our systems. We face ongoing risks from certain cybersecurity threats, and we cannot provide assurance that, if those risks materialize, our business strategy, results of operations or financial condition will not be materially affected in the future. See "Risk Factors" in ITEM 1A of this Annual Report on Form 10-K for more information on our cybersecurity related risks.

Risk Management and Strategy

Enterprise Risk Management. We utilize an enterprise risk management process undertaken on an ongoing basis pursuant to which we seek to identify various enterprise risks related to product safety and regulatory, global environmental exposure, site environmental matters, IT system interruption and cybersecurity, supply chain matters, business continuity, health and safety incidents, and other matters. We have an enterprise risk management group that manages this process, which includes our executive leadership team. Their activities include assessing the risks, prioritizing the risks, measuring the risks, implementing mitigation plans, and auditing the results.

Cybersecurity Risk Management. We maintain a comprehensive process for assessing, identifying and managing material risks from cybersecurity threats, including risks relating to disruption of business operations or financial reporting systems, intellectual property theft; fraud; violation of privacy laws and other litigation and legal risk; and reputational risk, as part of our overall risk management system and processes. We address cybersecurity risks and threats through a strategic program based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Our dedicated cybersecurity team oversees and implements our cybersecurity management program, compliance with applicable legal and third-party data protection and data privacy requirements, and our incident response and crisis management plans.

Incident Response and Recovery Planning. We have established an information security policy and incident response and crisis management plans. We continue to regularly test and evaluate the effectiveness of those plans. Our incident response and crisis management plans address and guide our employees, management and the Board on our response to a cybersecurity incident.

Education and Awareness. Our cybersecurity team provides ongoing information security awareness education, including simulated phishing training, and cybersecurity training for our employees.

External Advisors. We, along with our Board and its committees, engage outside advisors where appropriate to assist in the identification, oversight, evaluation and management of the risks facing our business, including cybersecurity risks. Advisors may be engaged either on a regular basis to inform the Board or management of ongoing risks, or occasionally to advise on specific topics. Such advisors include law firms, cybersecurity experts and other consultants.

External Assessments. Our cybersecurity policies, standards, processes and practices are regularly assessed by consultants. Cybersecurity processes are adjusted based on the information provided from these assessments. In addition to annual attack and vulnerability testing, we engage a third-party cybersecurity provider for managed detection and response and as a managed security operation center.

Governance

Board Oversight. Our Board of Directors is ultimately responsible for overseeing and reviewing with management the Company’s cybersecurity risks and the policies and practices established to manage such risks. In that effort, the Board delegates these responsibilities to the Audit Committee. The Audit Committee receives a cybersecurity update at each of its quarterly meetings from our Senior Vice President, Chief Information Officer ("CIO") or management. These updates address a range of topics, including updates on technology trends, policies and practices, and specific and ongoing efforts to prevent, detect and respond to internal and external critical threats.

Management's Role. Our CIO, as the leader of our IT organization, is responsible for executing enterprise, product and manufacturing cybersecurity programs with a focus on security architecture, vulnerability testing, cyber risk management, incident response, vulnerability management, intelligence, awareness and training and governance. Our CIO and IT management team meet regularly to develop and oversee strategies to protect our data, systems and technology across the organization. These strategies include reviewing security performance metrics, identifying security risks and assessing the status of approved security enhancements. Our CIO receives regular updates from our IT management team on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation. The IT organization also makes recommendations on security policies and procedures, security service requirements and risk mitigation strategies.

Our CIO has worked in the information technology industry since 1997 and has led our IT function since 2016. The IT management team responsible for developing and executing our cybersecurity policies is comprised of individuals with extensive experience working in the fields of information technology and cybersecurity, formal education and degrees in information technology and cybersecurity and industry certifications such as Certified Information Systems Security Professional, Certified Information Security Manager and Certified Information System Auditor. Our CIO and IT management team also receive regular training and education on cybersecurity-related topics.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding our principal facilities by segment, which have been aggregated by principal manufacturing entity, at December 31, 2023.

Name	Location	Type of Facility
North America
Sealy Mattress Manufacturing Company, LLC	United States	Manufacturing
Tempur Production USA, LLC	United States	Manufacturing
Sherwood Bedding	United States	Manufacturing
Comfort Revolution, LLC	United States	Manufacturing
Sealy Canada, Ltd.	Canada	Manufacturing
Tempur Sealy Mattress Mexico, S. de R.L. de C.V.	Mexico	Manufacturing

International
Dan-Foam ApS	Denmark	Manufacturing
Dreams Limited	United Kingdom	Manufacturing

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our sole class of common equity is our $0.01 par value common stock, which trades on the New York Stock Exchange ("NYSE") under the symbol "TPX." Trading of our common stock commenced on the NYSE on December 18, 2003. Prior to that time, there was no public trading market for our common stock.

As of February 12, 2024, we had approximately 60 stockholders of record of our common stock.

Dividends

In February 2024, our Board of Directors declared a cash dividend of $0.13 per share on our common stock. The dividend is payable on March 7, 2024 to shareholders of record on the close of business February 22, 2024. However, payment of future dividends, and the timing and amount thereof, will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements, legal requirements and other factors that our Board of Directors deems relevant. Further, we are subject to certain customary restrictions on dividends under our 2023 Credit Agreement and Indentures. See Note 6, "Debt," in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a discussion of the 2023 Credit Agreement and Indentures.

Issuer Purchases of Equity Securities

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the year ended December 31, 2023, we had repurchased 0.1 million shares, under the share repurchase program, for approximately $5.0 million and had approximately $774.5 million remaining under the program.

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

    The following table sets forth purchases of our common stock for the three months ended December 31, 2023:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
October 1, 2023 - October 31, 2023	—	$—	—	$774.5
November 1, 2023 - November 30, 2023	—	$—	—	$774.5
December 1, 2023 - December 31, 2023	—	$—	—	$774.5
Total	—		—

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

The peer issuers included in this graph are set forth below in the table. Each year we assess our peer group and evaluate if they meet our market capitalization criteria. In 2023, Capri Holdings Limited, Levi Strauss & Corporation, PVH Corporation, and Skechers U.S.A., Incorporated were added to the peer group, while Herman Miller, Incorporated, La-Z-Boy Incorporated, and Steelcase Incorporated were removed since they no longer meet our market capitalization criteria.

2023 Peer Group

Brunswick Corporation (BC)	Hasbro, Inc. (HAS)	Skechers U.S.A., Inc. (SKX)
Capri Holdings Limited (CPRI)	Leggett & Platt, Incorporated (LEG)	Sleep Number Corporation (SNBR)
Carter's, Inc. (CRI)	Levi Strauss & Co. (LEVI)	Tapestry, Inc. (TPR)
Columbia Sportswear Company (COLM)	Polaris Industries Inc. (PII)	Under Armour, Inc. (UA)
Deckers Outdoor Corporation (DECK)	PVH Corp. (PVH)	Williams-Sonoma, Inc. (WSM)
Gildan Activewear Inc. (GIL)	Ralph Lauren Corporation (RL)
Hanesbrands Inc. (HBI)	RH (RH)
2022 Peer Group

Brunswick Corporation (BC)	Hasbro, Inc. (HAS)	RH (RH)
Carter's, Inc. (CRI)	Herman Miller, Inc. (MLHR)	Sleep Number Corporation (SNBR)
Columbia Sportswear Company (COLM)	La-Z-Boy Incorporated (LZB)	Steelcase Inc. (SCS)
Deckers Outdoor Corporation (DECK)	Leggett & Platt, Incorporated (LEG)	Tapestry, Inc. (TPR)
Gildan Activewear Inc. (GIL)	Polaris Industries Inc. (PII)	Under Armour, Inc. (UA)
Hanesbrands Inc. (HBI)	Ralph Lauren Corporation (RL)	Williams-Sonoma, Inc. (WSM)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$600
$500
$400
$300
$200
$100
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Tempur Sealy International, Inc.
S&P 500
S&P 400 Consumer Discretionary
2022 Peer Group
2023 Peer Group

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Tempur Sealy International, Inc.	$100.00	$210.29	$260.87	$458.08	$339.18	$509.01
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 400 Consumer Discretionary	100.00	126.57	165.80	211.70	167.18	207.78
2022 Peer Group	100.00	124.19	132.04	161.94	118.89	143.77
2023 Peer Group	100.00	124.18	130.37	162.79	121.36	145.99

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" and Part I, ITEM 1A of this Report. Our actual results may differ materially from those contained in any forward-looking statements. For results of operations comparisons relating to years ending December 31, 2022 and 2021, refer to our annual report on Form 10-K, Part II, ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the Securities and Exchange Commission on February 17, 2023.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the years ended December 31, 2023 and 2022, including the following topics:

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

We operate in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of manufacturing and distribution subsidiaries and licensees located in the U.S., Canada and Mexico. Our International segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. We evaluate segment performance based on net sales, gross profit and operating income. For additional information refer to Note 15, "Business Segment Information," included in Part II, ITEM 8 "Financial Statements and Supplementary Data", of this Report.

Our highly recognized brands include Tempur-Pedic®, Sealy® and Stearns & Foster® and our non-branded offerings consist of value-focused private label and OEM products. Our products allow for complementary merchandising strategies and are sold through third-party retailers, our more than 750 company-owned and joint venture operated retail stores worldwide and our e-commerce channel.

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

Over the last decade, consumers have made the connection between a good night's sleep and overall health and wellness. As consumers make this connection, they are willing to invest more in their bedding purchases, which positions us well for long-term growth.

In 2024, we expect a continuation of the current macroeconomic environment, which includes the impact of inflation and interest rate pressures on the consumer. The global bedding industry was challenged in 2023 due to these macroeconomic pressures on the consumer. Ongoing geopolitical conflicts may introduce further uncertainty for the consumer. However, we expect consumer confidence to stabilize in 2024.

Definitive Agreement with Mattress Firm.

On May 9, 2023, Tempur Sealy International and Mattress Firm entered into the Merger Agreement for a pending business acquisition in which Tempur Sealy International, through a wholly-owned subsidiary, will acquire Mattress Firm in a transaction valued at approximately $4.0 billion. The transaction is expected to be funded by approximately $2.7 billion of cash consideration and the issuance of 34.2 million shares of the Company's common stock, resulting in a total stock consideration value of $1.3 billion based on a closing share price of $37.62 as of May 8, 2023.

We expect the transaction to close in the second half of 2024, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals. Following the close of the transaction, Mattress Firm is expected to operate as a separate business unit.

Product Launches

In 2024, we are launching a new portfolio of Tempur-Pedic® Adapt mattresses in our North America segment. This next-generation technology sets the standard for support, pressure relief, and motion cancellation with Tempur material precisely responding to your body's weight, shape, and temperature in a way no other mattress does. This collection was designed to complement the Tempur-Pedic® Breeze collection and Tempur-Ergo® Smart Bases launched in 2023 and finishes the complete reset of our core Tempur lineup.

In our International segment in 2024, we plan to complete the rollout of the new line of Tempur® products in over 90 markets through our wholly-owned subsidiaries and third-party distributors. This new line of products will broaden Tempur®'s price range, with the super-premium price point ceiling maintained and the floor expanded into the premium category to expand our global addressable market.

Omni-Channel Distribution Expansion

We have a diversified group of strong retail partners and a rapidly growing direct business. The largest pillar of our omni-channel distribution strategy is our distribution across tens of thousands of third-party retail doors. This broad footprint ensures that consumers can easily find and experience our products in person. While we are well represented at third-party retailers in the U.S. today, there are opportunities to both increase the presence of our brands with existing retail partners and to sell into certain key retailers that do not have our products on their floors today.

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

We currently operate over 750 retail stores globally through our wholly-owned and joint venture operations, led by over 200 Tempur-Pedic and Sleep Outfitters retail stores in the U.S. and over 200 Dreams locations in the U.K. We believe these retail stores complement our existing third-party retail partners by increasing our products' brand awareness in the local markets.

We expanded our presence into the OEM market in 2020 by offering non-branded products, including mattresses, pillows and other bedding products and components at a wide range of price points. The addition of non-branded offerings expands our capabilities to service third-party retailers and creates opportunity to capture manufacturing profits from bedding brands outside our own. We made significant progress growing our OEM business in 2023 and continue to target obtaining a meaningful share of the OEM market in the long-term.

Cybersecurity Event

On July 31, 2023, we disclosed a cybersecurity event identified on July 23, 2023 affecting certain of our data and IT systems. Upon discovery of the event, we activated our incident response and business continuity plans designed to contain the incident. This included proactively shutting down certain of our IT systems, resulting in the temporary interruption of our operations. We engaged legal counsel, a cybersecurity forensic firm and other incident response professionals to advise on the matter. We also notified law enforcement authorities.

We incurred $14.3 million of costs in connection with this event, primarily consisting of $10.1 million of manufacturing and network disruption costs incurred to ensure business continuity and $4.2 million primarily related to professional fees incurred for incident response, containment measures and stabilization of the Company's information systems. Following the forensic investigation, we concluded there was no material impact to our financial results for the year ended 2023. Our cybersecurity insurance policy provides coverage for certain losses not to exceed $5.0 million over the annual term of the policy, and we have not yet submitted a claim for this incident.

2023 Results of Operations

A summary of our results for the year ended December 31, 2023 include:

•Total net sales increased 0.1% to $4,925.4 million as compared to $4,921.2 million in 2022.

•Gross margin was 43.2% as compared to 41.6% in 2022. Adjusted gross margin, which is a non-GAAP financial measure, was 43.7% as compared to 42.0% in 2022.

•Operating income decreased 10.8% to $607.2 million as compared to $680.6 million in 2022. Adjusted operating income, which is a non-GAAP financial measure, decreased 2.4% to $695.1 million as compared to $712.0 million in 2022.
•Net income decreased 19.2% to $368.1 million as compared to $455.7 million in 2022. Adjusted net income, which is a non-GAAP financial measure, decreased 9.0% to $425.6 million as compared to $467.9 million in 2022.

•EPS decreased 17.8% to $2.08 as compared to $2.53 in 2022. Adjusted EPS, which is a non-GAAP financial measure, decreased 7.7% to $2.40 as compared to $2.60 in 2022.

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

The following table sets forth the various components of our Consolidated Statements of Income and expresses each component as a percentage of net sales:

(in millions, except percentages and	Year Ended December 31,
per common share amounts)	2023		2022
Net sales	$4,925.4	100.0%	$4,921.2	100.0%
Cost of sales	2,796.7	56.8	2,871.6	58.4
Gross profit	2,128.7	43.2	2,049.6	41.6
Selling and marketing expenses	1,063.4	21.6	992.5	20.2
General, administrative and other expenses	481.1	9.8	397.6	8.1
Equity income in earnings of unconsolidated affiliates	(23.0)	(0.5)	(21.1)	(0.4)
Operating income	607.2	12.3	680.6	13.8

Other expense, net:
Interest expense, net	129.9	2.6	103.0	2.1
Loss on extinguishment of debt	3.2	0.1	—	—
Other expense, net	—	—	0.4	—
Total other expense, net	133.1	2.7	103.4	2.1

Income from continuing operations before income taxes	474.1	9.6	577.2	11.7
Income tax provision	(103.4)	(2.1)	(119.0)	(2.4)
Income from continuing operations	370.7	7.5	458.2	9.3
Loss from discontinued operations, net of tax	—	—	(0.4)	—
Net income before non-controlling interest	370.7	7.5	457.8	9.3
Less: Net income attributable to non-controlling interest	2.6	0.1	2.1	—
Net income attributable to Tempur Sealy International, Inc.	$368.1	7.5%	$455.7	9.3%

Earnings per common share:

Basic
Earnings per share for continuing operations	$2.14		$2.61
Loss per share for discontinued operations	—		—
Earnings per share	$2.14		$2.61

Diluted
Earnings per share for continuing operations	$2.08		$2.53
Loss per share for discontinued operations	—		—
Earnings per share	$2.08		$2.53

Weighted average common shares outstanding:
Basic	172.2		174.9
Diluted	177.3		180.3

NET SALES

	Year Ended December 31,
	Consolidated		North America		International
(in millions)	2023	2022	2023	2022	2023	2022
Net sales by channel
Wholesale	$3,746.1	$3,772.5	$3,348.2	$3,390.1	$397.9	$382.4
Direct	1,179.3	1,148.7	507.3	496.0	672.0	652.7
Total net sales	$4,925.4	$4,921.2	$3,855.5	$3,886.1	$1,069.9	$1,035.1

    Net sales increased 0.1% (including on a constant currency basis). The change in net sales was driven by the following:

•North America net sales decreased $30.6 million, or 0.8%. Net sales in the Wholesale channel decreased $41.9 million, or 1.2%, primarily driven by macroeconomic pressures impacting U.S. consumer behavior. Net sales in our Direct channel increased $11.3 million, or 2.3%.

•International net sales increased $34.8 million, or 3.4%, primarily driven by the success of new Tempur® product introductions. On a constant currency basis, our International net sales increased 3.7%. Net sales in the Wholesale channel increased 4.4% on a constant currency basis. Net sales in the Direct channel increased 3.4% on a constant currency basis.

GROSS PROFIT

	Year Ended December 31,
	2023		2022		Margin Change
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	2023 vs 2022
North America	$1,537.5	39.9%	$1,487.3	38.3%	1.6%
International	591.2	55.3%	562.3	54.3%	1.0%
Consolidated gross margin	$2,128.7	43.2%	$2,049.6	41.6%	1.6%

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

•North America gross margin improved 160 basis points. The improvement in gross margin was primarily driven by normalizing commodity costs of 220 basis points and pricing actions of 120 basis points. These improvements were offset by product launch costs of 50 basis points, expense deleverage of 50 basis points and operational headwinds. Additionally, in 2023, we incurred $10.2 million of operational start-up costs related to capacity expansion of our manufacturing and distribution facilities in the U.S. and $10.1 million of costs associated with the cybersecurity event identified on July 23, 2023, which partially offset the improvement in gross margin.

•International gross margin improved 100 basis points. The improvement in gross margin was primarily driven by favorable mix of 80 basis points and pricing actions of 60 basis points. These improvements were offset by product launch costs of 60 basis points.

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

	Year Ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising	$469.0	$448.0	$389.9	$375.1	$79.1	$72.9	$—	$—
Other selling and marketing	594.4	544.5	319.9	288.6	254.0	234.8	20.5	21.1
General, administrative and other	481.1	397.6	184.6	181.2	110.2	88.5	186.3	127.9
Total operating expense	$1,544.5	$1,390.1	$894.4	$844.9	$443.3	$396.2	$206.8	$149.0

    Operating expenses increased $154.4 million, or 11.1%, and increased 320 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are discussed below.

•North America operating expenses increased $49.5 million, or 5.9%, and increased 150 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in advertising and growth initiatives.
•International operating expenses increased $47.1 million, or 11.9% and increased 310 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives and product launch costs.

•Corporate operating expenses increased $57.8 million, or 38.8%. The increase in operating expenses was primarily driven by $49.0 million of transaction costs related to the pending acquisition of Mattress Firm and a fair value remeasurement of $11.0 million related to a strategic investment in a product innovation initiative.

    Research and development expenses for the year ended December 31, 2023 were $30.6 million compared to $29.2 million for the year ended December 31, 2022, an increase of $1.4 million, or 4.8%.

OPERATING INCOME

	Year Ended December 31,
	2023		2022		Margin Change
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	2023 vs 2022
North America	$643.1	16.7%	$642.4	16.5%	0.2%
International	170.9	16.0%	187.2	18.1%	(2.1)%
	814.0		829.6
Corporate expenses	(206.8)		(149.0)
Total operating income	$607.2	12.3%	$680.6	13.8%	(1.5)%

    Operating income decreased $73.4 million and operating margin declined 150 basis points. The decrease was driven by the following:

•North America operating income increased $0.7 million and operating margin improved 20 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 160 basis points, offset by operating expense deleverage of 160 basis points.

•International operating income decreased $16.3 million and operating margin declined 210 basis points. The decline in operating margin was primarily driven by operating expense deleverage of 330 basis points, offset by the improvement in gross margin of 100 basis points.

•Corporate operating expenses increased $57.8 million, which negatively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Year Ended December 31,		Percent change
(in millions, except percentages)	2023	2022	2023 vs 2022
Interest expense, net	$129.9	$103.0	26.1%

Interest expense, net, increased $26.9 million, or 26.1%. The increase in interest expense, net, was primarily driven by higher interest rates on our variable rate debt.

INCOME TAX PROVISION

	Year Ended December 31,		Percent change
(in millions, except percentages)	2023	2022	2023 vs 2022
Income tax provision	$103.4	$119.0	(13.1)%
Effective tax rate	21.8%	20.6%	1.2%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $15.6 million due to a decrease in income before income taxes and the favorable impact of discrete items. Our 2023 effective tax rate increased 120 basis points as compared to 2022. The 2023 effective tax rate as compared to the U.S. federal statutory tax rate included a net favorable impact of discrete items, primarily related to excess tax benefits from the vesting of certain stock awards under our incentive stock compensation plan and a benefit related to the final settlement of the Danish Tax Matter. The 2022 effective tax rate, as compared to the U.S. federal statutory tax rate, also included the impact of net favorable discrete items related to our incentive stock compensation plan and the Danish Tax Matter.

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

As of December 31, 2023, we had net working capital of $195.0 million, including cash and cash equivalents of $74.9 million, as compared to working capital of $214.0 million, including cash and cash equivalents of $69.4 million, as of December 31, 2022. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(in millions)	2023	2022
Net cash provided by (used in) continuing operations:
Operating activities	$570.3	$378.8
Investing activities	(187.8)	(315.3)
Financing activities	(384.3)	(279.1)
Cash provided by operating activities from continuing operations increased $191.5 million in 2023 as compared to 2022. The increase in cash provided by operating activities was driven by a $260.1 million increase in cash provided by changes in operating assets and liabilities, primarily due to decreases in inventory, prepaid expenses and other assets, and income taxes receivable, which were offset by increases in accrued expenses and other liabilities. The changes in operating assets and liabilities were primarily offset by a decrease in net income of $87.1 million.

Cash used in investing activities from continuing operations decreased $127.5 million in 2023 as compared to 2022. The decrease in cash used in investing activities was driven by decreased capital expenditures related to our manufacturing capacity expansion projects nearing completion in 2023.

Cash used in financing activities from continuing operations increased $105.2 million in 2023 as compared to 2022. In 2023, we had net repayments of $250.8 million as compared to net borrowings of $474.5 million in 2022 from our credit facilities. Additionally, we repurchased shares of our common stock for $36.0 million in 2023 as compared to $667.4 million in 2022.

Capital Expenditures

Capital expenditures were $185.4 million and $306.5 million for the year ended December 31, 2023 and 2022, respectively. We currently expect our 2024 capital expenditures to decrease to approximately $150 million, which includes maintenance capital expenditures of $110 million.

Indebtedness

Our total debt decreased to $2,593.6 million as of December 31, 2023 from $2,830.8 million as of December 31, 2022. Total availability under our revolving senior secured credit facility was $966.4 million as of December 31, 2023.

On October 10, 2023, we entered into the 2023 Credit Agreement, which provides for a $1.15 billion revolving credit facility, a $500.0 million term loan facility and an incremental facility for additional borrowings. Refer to Note 6, "Debt" in our Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of the accordion feature of the 2023 Credit Agreement. We used the proceeds under these facilities to refinance outstanding borrowings under the 2019 Credit Agreement and terminated the existing revolving credit commitments. As of October 10, 2023, the terms of the 2023 Credit Agreement replaced the terms of the 2019 Credit Agreement.

On February 6, 2024, we and certain other parties thereto entered into an amendment to the 2023 Credit Agreement which provides for a $625.0 million delayed draw term loan and a $40.0 million increase in availability on the existing incremental revolving loan. Once drawn, the instruments will have the same terms and conditions as our existing term loans and revolving loans, respectively, under the 2023 Credit Agreement. This amendment was executed in connection with our financing strategy for the pending acquisition of Mattress Firm expected to close in the second half of 2024.

As of December 31, 2023, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure defined in the 2023 Credit Agreement, was 2.87 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2023 Credit Agreement, which limits this ratio to 5.00 times. As of December 31, 2023, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

Our debt agreements contain certain covenants that limit restricted payments, including share repurchases and dividends. The 2023 Credit Agreement, 2029 Senior Notes and 2031 Senior Notes contain similar limitations which, subject to other conditions, allow unlimited restricted payments at times when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA remains below 3.75 times in the case of the 2023 Credit Agreement and remains below 3.50 times in the cases of the 2029 Senior Notes and 2031 Senior Notes. In addition, these agreements permit limited restricted payments under certain conditions when the ratio of consolidated indebtedness less netted cash to adjusted EBITDA is above 3.75 times in the case of the 2023 Credit Agreement and above 3.50 times in the cases of the 2029 Senior Notes and 2031 Senior Notes. The limit on restricted payments under the 2023 Credit Agreement, 2029 Senior Notes and 2031 Senior Notes is in part determined by a basket that grows at 50% of adjusted net income each quarter, reduced by restricted payments that are not otherwise permitted.

For additional information, refer to "Non-GAAP Financial Information" below for the calculation of the ratio of consolidated indebtedness less netted cash to adjusted EBITDA calculated in accordance with our 2023 Credit Agreement. Both consolidated indebtedness and adjusted EBITDA as used in discussion of the 2023 Credit Agreement are terms that are not recognized under GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. For the year ended December 31, 2023, we repurchased 0.1 million shares under our share repurchase program for approximately $5.0 million and had approximately $774.5 million remaining under our share repurchase program.

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

In 2024, we will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. As a result of the pending Mattress Firm acquisition, we have temporarily suspended our repurchase of shares in advance of closing the transaction. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," of this Report.

Future Liquidity Sources and Uses

As of December 31, 2023, we had $1,041.3 million of liquidity, including $74.9 million of cash on hand and $966.4 million available under our revolving senior secured credit facility. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, debt service obligations and dividend payments.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through strategic acquisition opportunities that enhance our global competitiveness, as well as quarterly dividends and opportunistic share repurchases.

The Board of Directors declared a dividend of $0.13 per share for the first quarter of 2024. The dividend is payable on March 7, 2024 to shareholders of record as of February 22, 2024.

As of December 31, 2023, we had $2,593.6 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $2,518.7 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 2.87 times for the year ended December 31, 2023. As a result of the pending Mattress Firm acquisition, we expect our leverage ratio in 2024 to be between 3.0 and 3.25 times. We currently expect to close the transaction in the second half of 2024 and expect our target leverage ratio to return to 2.0 to 3.0 times in the first twelve months following the close of the transaction.

Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Similarly, our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements and debt service obligations.

Material Cash Requirements

Our material cash requirements as of December 31, 2023 are summarized below:

(in millions)	Payment Due By Period
Contractual Obligations	2024	2025	2026	2027	2028	Thereafter	Total Obligations
Debt (1)	$29.7	$182.6	$25.0	$25.0	$583.0	$1,656.2	$2,501.5
Letters of credit	28.1	—	—	—	—	—	28.1
Interest payments (2)	111.7	101.7	97.2	95.5	93.7	161.9	661.7
Operating lease obligations	147.8	135.6	117.1	102.2	85.5	239.4	827.6
Finance lease obligations (3)	14.6	13.7	14.3	13.5	12.2	23.8	92.1
Pension obligations	1.2	1.3	1.4	1.4	1.6	25.7	32.6
Total (4)	$333.1	$434.9	$255.0	$237.6	$776.0	$2,107.0	$4,143.6

(1)Debt excludes finance lease obligations and deferred financing costs.
(2)Interest payments represent obligations under our debt outstanding as of December 31, 2023, applying December 31, 2023 interest rates and assuming scheduled payments are paid as contractually required through maturity.
(3)The payments due for finance lease obligations excludes $17.5 million in future payments for interest.
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

Key Highlights

	Year Ended December 31,
(in millions, except percentages and per common share amounts)	2023	2022	% Change
Net sales	$4,925.4	$4,921.2	0.1%
Net income	$368.1	$455.7	(19.2)%
Adjusted net income (1)	$425.6	$467.9	(9.0)%
EPS	$2.08	$2.53	(17.8)%
Adjusted EPS (1)	$2.40	$2.60	(7.7)%

(1)	Non-GAAP financial measure. Please refer to the reconciliations in the following tables.

Adjusted Net Income and Adjusted EPS

A reconciliation of reported net income to adjusted net income and the calculation of adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below.

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(in millions, except per common share amounts)	2023	2022
Net income	$368.1	$455.7
Transaction costs (1)	49.0	—
Cybersecurity event (2)	14.3	—
Fair value remeasurement (3)	11.0	—
Operational start-up costs (4)	10.4	6.5
ERP system transition (5)	3.2	15.5
Loss on extinguishment of debt (6)	3.2	—
Restructuring costs (7)	—	10.0
Loss from discontinued operations, net of tax (8)	—	0.4
Danish tax matter (9)	(10.2)	(12.3)
Adjusted income tax provision (10)	(23.4)	(7.9)
Adjusted net income	$425.6	$467.9

Adjusted earnings per share, diluted	$2.40	$2.60

Diluted shares outstanding	177.3	180.3

(1)	We recorded $49.0 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm in the year ended 2023.
(2)	We recorded $14.3 million of costs associated with the cybersecurity event identified on July 23, 2023 in the year ended 2023. Cost of sales included $10.1 million of manufacturing and network disruption costs incurred to ensure business continuity in the year ended 2023. Operating expenses included $4.2 million, primarily related to professional fees incurred for incident response, containment measures and stabilization of our information systems in the year ended 2023.
(3)	In the year ended 2023, we recorded a fair value remeasurement of $11.0 million primarily related to a strategic investment in a product innovation initiative.
(4)
We recorded $10.4 million of operational start-up costs related to the capacity expansion of its manufacturing and distribution facilities in the U.S. in the year ended 2023. Cost of sales included personnel and facility related costs of $10.2 million in the year ended 2023. We recorded $6.5 million of operational start-up costs related to the capacity expansion of its manufacturing and distribution facilities in the U.S. in the year ended 2022, including $0.4 million of other expense for the year ended 2022. Cost of sales and operating expenses included personnel and facility related costs of $5.8 million and $0.3 million, respectively.

(5)
We recorded $3.2 million of charges related to the transition of its ERP system in the year ended 2023. We recorded $15.5 million of charges related to the transition of its ERP system in the year ended 2022. Cost of sales included $11.1 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel in the year ended 2022, respectively. Operating expenses included $4.4 million, primarily related to professional fees for the year ended 2022.

(6)	In the year ended 2023, we recognized $3.2 million of loss on extinguishment of debt associated with the refinancing of our senior secured credit facilities.
(7)	In the year ended December 31, 2022, we recorded $10.0 million of restructuring costs, primarily associated with professional fees and headcount reductions related to organizational changes, including $0.2 million of other expense.
(8)	Certain subsidiaries in the International business segment were accounted for as discontinued operations and had been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries were excluded from our adjusted financial measures for covenant compliance purposes.
(9)	We recorded an income tax benefit, on a net basis, of $10.2 million and $12.3 million related to its Danish tax matter in the years ended 2023 and 2022, respectively. In December 2022, the Danish tax authority ("DTA") and the IRS agreed on a preliminary framework to conclude its Danish tax matter for the years 2012 through 2022. In October 2023, the DTA and the IRS formally concluded the matter.
(10)	Adjusted income tax provision represents the tax effects associated with the aforementioned items, excluding the income tax benefit for the Danish tax matter.

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

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the year ended December 31, 2023.

	FULL YEAR 2023
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$4,925.4		$3,855.5		$1,069.9		$—

Gross profit	$2,128.7	43.2%	$1,537.5	39.9%	$591.2	55.3%	$—
Adjustments:
Operational start-up costs (1)	10.2		10.2		—		—
Cybersecurity event (2)	10.1		10.1		—		—
ERP system transition (3)	3.2		3.2		—		—
Total adjustments	23.5		23.5		—		—

Adjusted gross profit	$2,152.2	43.7%	$1,561.0	40.5%	$591.2	55.3%	$—

Operating income (expense)	$607.2	12.3%	$643.1	16.7%	$170.9	16.0%	$(206.8)
Adjustments:
Transaction costs (4)	49.0		—		—		49.0
Cybersecurity event (2)	14.3		10.5		1.1		2.7
Fair value remeasurement (5)	11.0		—		—		11.0
Operational start-up costs (1)	10.4		10.4		—		—
ERP system transition (3)	3.2		3.2		—		—
Total adjustments	87.9		24.1		1.1		62.7

Adjusted operating income (expense)	$695.1	14.1%	$667.2	17.3%	$172.0	16.1%	$(144.1)

(1)	We recorded $10.4 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S. in the year ended 2023. Cost of sales and operating expenses included personnel and facility related costs of $10.2 million and $0.2 million, respectively.
(2)	We recorded $14.3 million of costs associated with the cybersecurity event identified on July 23, 2023 in the year ended 2023. Cost of sales included $10.1 million of manufacturing and network disruption costs incurred to ensure business continuity in the year ended 2023. Operating expenses included $4.2 million, primarily related to professional fees incurred for incident response, containment measures and stabilization of our information systems in the year ended 2023.
(3)	We recorded $3.2 million of charges related to the transition of our ERP system in the year ended 2023. Cost of sales included $3.2 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel.
(4)	We recorded $49.0 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm in the year ended 2023.
(5)	In the year ended 2023, we recorded a fair value remeasurement of $11.0 million primarily related to a strategic investment in a product innovation initiative.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the years ended December 31, 2023 and 2022:

	Year Ended
(in millions)		December 31, 2023		December 31, 2022
Net income		$368.1		$455.7
Interest expense, net		129.9		103.0
Loss on extinguishment of debt (1)		3.2		—
Income tax provision		103.4		119.0
Depreciation and amortization		184.8		182.0
EBITDA		$789.4		$859.7
Adjustments:
Transaction costs (2)		49.0		—
Cybersecurity event (3)		14.3		—
Fair value remeasurement (4)		11.0		—
Operational start-up costs (5)		10.4		6.5
ERP system transition (6)		3.2		15.5
Restructuring costs (7)		—		10.0
Loss from discontinued operations, net of tax (8)		—		0.4
Adjusted EBITDA		$877.3		$892.1

Consolidated indebtedness less netted cash		$2,518.7		$2,762.6

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	2.87	times	3.10	times

(1)	In the year ended 2023, we recognized $3.2 million of loss on extinguishment of debt associated with the refinancing of our senior secured credit facilities.
(2)	We recorded $49.0 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm in the year ended 2023.
(3)	We recorded $14.3 million of costs associated with the cybersecurity event identified on July 23, 2023 in the year ended 2023. Cost of sales included $10.1 million of manufacturing and network disruption costs incurred to ensure business continuity in the year ended 2023. Operating expenses included $4.2 million, primarily related to professional fees incurred for incident response, containment measures and stabilization of our information systems in the year ended 2023.
(4)	In the year ended 2023, we recorded a fair value remeasurement of $11.0 million primarily related to a strategic investment in a product innovation initiative.
(5)	We recorded $10.4 million and $6.5 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S in the year ended 2023 and 2022, respectively.
(6)	We recorded $3.2 million and $15.5 million of charges related to the transition of our ERP system in the year ended 2023 and 2022, respectively.
(7)	We recorded $10.0 million of restructuring costs primarily associated with professional fees and headcount reductions related to organization changes in the year ended 2022.
(8)	Certain subsidiaries in the International business segment were accounted for as discontinued operations and had been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries were excluded from our adjusted financial measures for covenant compliance purposes.

On October 10, 2023, our 2023 Credit Agreement replaced our 2019 Credit Agreement. Under the 2023 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the year ended December 31, 2023, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2023 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA was 2.87 times for the trailing twelve months ended December 31, 2023. The 2023 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of December 31, 2023 and 2022. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2023 Credit Agreement for purposes of certain financial covenants.

(in millions)	December 31, 2023	December 31, 2022
Total debt, net	$2,571.9	$2,810.3
Plus: Deferred financing costs (1)	21.7	20.5
Consolidated indebtedness	2,593.6	2,830.8
Less: Netted cash (2)	74.9	68.2
Consolidated indebtedness less netted cash	$2,518.7	$2,762.6

(1)	We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we added these costs back to total debt, net as calculated per the Consolidated Balance Sheets.
(2)	Netted cash includes cash and cash equivalents for domestic and foreign subsidiaries designated as "Restricted Subsidiaries" in the 2023 Credit Agreement.

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

We allow product returns through certain sales channels and on certain products. The accrued sales returns in the accompanying Consolidated Balance Sheet, which include a current balance in accrued expenses and other current liabilities and a non-current balance in other non-current liabilities, was $43.7 million and $40.5 million as of December 31, 2023 and 2022, respectively. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. We considered the impact of recoverable salvage value on sales returns by product in determining its estimate of future sales returns. We recognized a return asset for the right to recover the goods returned by the customer. The right of return asset is recognized on a gross basis outside of the accrued sales returns and is not material to our Consolidated Balance Sheets. Our level of sales returns differs by channel, with our Direct channel typically experiencing a higher rate of returns. In the event future sales returns claims are higher than our historical experiences, such as a 50 basis point increase, the impact would not be material to the Consolidated Financial Statements.

The allowance for credit losses is our best estimate of the amount of estimated lifetime credit losses in our accounts receivable. The allowance for credit losses included in accounts receivable, net in the accompanying Consolidated Balance Sheets was $66.9 million and $62.4 million as of December 31, 2023 and 2022, respectively. We regularly review the adequacy of our allowance for credit losses. We estimate losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2023, our accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms.

The credit environment in which our customers operate has been relatively stable over the past few years. Historically, less than 1.0% of net sales ultimately prove to be uncollectible. Total bad debt expense was $8.2 million in 2023, $6.7 million in 2022 and $2.7 million in 2021. If circumstances change, for example, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer’s ability to meet our financial obligations such as bankruptcies, estimates of the recoverability of receivable amounts due could be reduced.

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

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. A valuation allowance is recorded against certain deferred tax assets to reduce the consolidated deferred tax asset to an amount that will, more likely than not, be realized in future periods. At December 31, 2023 the valuation allowance of $49.5 million was primarily related to certain tax attributes both domestically and in various foreign jurisdictions. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of foreign and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards.

We did not recognize tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2023, our estimated gross unrecognized tax benefits were $4.5 million which, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

We had previously been involved in a dispute with SKAT regarding the Danish Tax Matter for tax years 2012 through 2022. The matter was formally resolved in the three months ended December 31, 2023 with terms of the final resolution substantially identical as those preliminarily agreed to in the three months ended December 31, 2022. As a result of the resolution of the matter, there is no uncertain tax position reflected in our Consolidated Balance Sheet at December 31, 2023 related to the Danish Tax Matter. The resolution of this matter is discussed in Note 13, "Income Taxes" in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

In 2023, we did not make any changes to our reporting units or the accounting methodology we use to assess impairment loss on goodwill and indefinite-lived intangible assets, which included an assessment of the impairment of goodwill for our reporting units and indefinite-lived intangible assets using a quantitative approach. The results indicated that the fair values of each of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. Subsequent to our October 1, 2023 annual impairment test, no indications of impairment were identified.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary exposure to interest rate risk is due to our variable-rate debt agreements, including our 2023 Credit Agreement. These variable-rate debt agreements use Secured Overnight Financing Rate ("SOFR"), which is subject to fluctuation and uncertainty. As of December 31, 2023, the value of our variable-rate debt was $901.5 million. Based on our balance sheet position as of December 31, 2023, the annualized effect of a 10% percentage point increase in floating interest rates on our variable-rate debt obligations would cause an estimated reduction on income before income taxes of $9.0 million.

Foreign Currency Exchange Risk

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at December 31, 2023, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $1.7 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tempur Sealy International, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024, expressed an unqualified opinion thereon.

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

Impairment analysis of goodwill for the Dreams reporting unit

Description of the Matter	At December 31, 2023, the Company had $324.6 million of goodwill related to its Dreams reporting unit, which was included in the International reportable segment. As discussed in Note 1 to the consolidated financial statements, the Company performs its annual impairment test on goodwill as of the first day of the fourth quarter, and more frequently if the Company believes indicators of impairment exist. Management performed its impairment test by comparing the fair value of the Dreams reporting unit to its carrying amount to determine if there is a potential indicator of impairment. Management used an income approach (a discounted cash flow analysis) and a market approach (guideline public company analysis) in its quantitative impairment tests.

Auditing the annual goodwill impairment test for the Dreams reporting unit was especially challenging due to the judgments required in determining the fair value. In particular, the discounted cash flow model involved judgmental assumptions, including projected business results, long-term growth factors and the weighted-average cost of capital, which all include inherent uncertainties as they are affected by expectations about future market or economic conditions and reporting unit specific risk factors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment process, including controls over management’s review of significant inputs and assumptions used in determining the fair value of the Dreams reporting unit.

To test the estimated fair value of the Dreams reporting unit, we performed audit procedures that included, among others, assessing the fair value methodologies and testing the significant assumptions used in the discounted cash flow models, including projected business results, long-term growth factors and the weighted-average cost of capital. As it pertains to the projected business results, we assessed the reasonableness of the Company’s assumptions by comparing those assumptions to recent historical performance, current economic and industry trends, and financial forecasts. We also assessed the reasonableness of estimates of the projected business results and the long-term growth factors by evaluating how such assumptions compared to economic, industry, and peer expectations. We performed various sensitivity analyses around these significant assumptions to understand the impact on the fair value calculation. In addition, we involved our valuation specialists to assist with our evaluation of the fair value methodologies used by the Company and significant assumptions, including, the weighted average cost of capital based on the projected business results. Specifically, we evaluated the components of the weighted average cost of capital assumptions by performing an independent corroborative calculation with the involvement of our valuation specialists.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Louisville, Kentucky
February 16, 2024

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$4,925.4	$4,921.2	$4,930.8
Cost of sales	2,796.7	2,871.6	2,772.1
Gross profit	2,128.7	2,049.6	2,158.7
Selling and marketing expenses	1,063.4	992.5	923.1
General, administrative and other expenses	481.1	397.6	353.9
Equity income in earnings of unconsolidated affiliates	(23.0)	(21.1)	(30.6)
Operating income	607.2	680.6	912.3

Other expense, net:
Interest expense, net	129.9	103.0	66.3
Loss on extinguishment of debt	3.2	—	23.0
Other expense (income), net	—	0.4	(1.0)
Total other expense, net	133.1	103.4	88.3

Income from continuing operations before income taxes	474.1	577.2	824.0
Income tax provision	(103.4)	(119.0)	(198.3)
Income from continuing operations	370.7	458.2	625.7
Loss from discontinued operations, net of tax	—	(0.4)	(0.7)
Net income before non-controlling interest	370.7	457.8	625.0
Less: Net income attributable to non-controlling interest	2.6	2.1	0.5
Net income attributable to Tempur Sealy International, Inc.	$368.1	$455.7	$624.5

Earnings per common share:

Basic
Earnings per share for continuing operations	$2.14	$2.61	$3.17
Loss per share for discontinued operations	—	—	—
Earnings per share	$2.14	$2.61	$3.17

Diluted
Earnings per share for continuing operations	$2.08	$2.53	$3.06
Loss per share for discontinued operations	—	—	—
Earnings per share	$2.08	$2.53	$3.06

Weighted average common shares outstanding:
Basic	172.2	174.9	197.0
Diluted	177.3	180.3	204.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income before non-controlling interest	$370.7	$457.8	$625.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	39.8	(80.1)	(36.6)
Net change in pension benefits, net of tax	0.4	2.4	2.9
Other comprehensive income (loss), net of tax	40.2	(77.7)	(33.7)
Comprehensive income	410.9	380.1	591.3
Less: Comprehensive income attributable to non-controlling interest	2.6	2.1	0.5
Comprehensive income attributable to Tempur Sealy International, Inc.	$408.3	$378.0	$590.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2023	December 31, 2022
ASSETS

Current Assets:
Cash and cash equivalents	$74.9	$69.4
Accounts receivable, net	431.4	422.6
Inventories	483.1	555.0
Prepaid expenses and other current assets	113.8	148.2
Total Current Assets	1,103.2	1,195.2
Property, plant and equipment, net	878.3	791.1
Goodwill	1,083.3	1,062.3
Other intangible assets, net	714.8	715.8
Operating lease right-of-use assets	636.5	506.8
Deferred income taxes	15.6	11.3
Other non-current assets	122.2	77.3
Total Assets	$4,553.9	$4,359.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$311.3	$359.8
Accrued expenses and other current liabilities	427.1	432.7
Short-term operating lease obligations	119.6	105.5
Income taxes payable	5.3	12.8
Current portion of long-term debt	44.9	70.4
Total Current Liabilities	908.2	981.2
Long-term debt, net	2,527.0	2,739.9
Long-term operating lease obligations	574.8	453.5
Deferred income taxes	127.9	114.0
Other non-current liabilities	82.6	83.5
Total Liabilities	4,220.5	4,372.1

Redeemable non-controlling interest	10.0	9.8

Stockholders' Equity (Deficit):
Common stock, $0.01 par value, 500.0 million shares authorized; 283.8 million shares issued as of December 31, 2023 and 2022	2.8	2.8
Additional paid in capital	558.7	598.2
Retained earnings	3,279.2	2,988.5
Accumulated other comprehensive loss	(136.7)	(176.9)
Treasury stock at cost; 111.5 million and 113.3 million shares as of December 31, 2023 and 2022, respectively	(3,380.6)	(3,434.7)
Total Stockholders' Equity (Deficit)	323.4	(22.1)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity (Deficit)	$4,553.9	$4,359.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

		Tempur Sealy International, Inc. Stockholders' Equity (Deficit)
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity (Deficit)
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, December 31, 2020	$8.9	283.8	$2.8	78.9	$(2,096.8)	$617.5	$2,045.6	$(65.5)	$1.0	$504.6
Net income							624.5			624.5
Net income attributable to non-controlling interests	0.3								0.2	0.2
Purchase of remaining interest in subsidiary						(3.4)			(1.2)	(4.6)
Adjustment to pension liability, net of tax of $0.9								2.9		2.9
Foreign currency translation adjustments								(36.6)		(36.6)
Dividends declared on common stock ($0.32 per share)							(65.2)			(65.2)
Exercise of stock options				(0.9)	25.9	(11.0)				14.9
Issuance of PRSUs and RSUs				(1.6)	42.5	(42.5)				—
Treasury stock repurchased				19.5	(801.4)					(801.4)
Treasury stock repurchased - PRSU/RSU releases				0.5	(14.9)					(14.9)
Amortization of unearned stock-based compensation						61.4				61.4
Balance, December 31, 2021	$9.2	283.8	$2.8	96.4	$(2,844.7)	$622.0	$2,604.9	$(99.2)	$—	$285.8
Net income							455.7			455.7
Net income attributable to non-controlling interest	2.1									—
Dividend paid to non-controlling interest in subsidiary	(1.5)									—
Adjustment to pension liability, net of tax of $0.8								2.4		2.4
Foreign currency translation adjustments								(80.1)		(80.1)
Dividends declared on common stock ($0.40 per share)							(72.1)			(72.1)
Exercise of stock options				—	1.5	(1.0)				0.5
Issuance of PRSUs and RSUs				(2.6)	75.9	(75.9)				—
Treasury stock repurchased				18.6	(621.2)					(621.2)
Treasury stock repurchased - PRSU/RSU releases				1.0	(46.2)					(46.2)
Amortization of unearned stock-based compensation						53.1				53.1
Balance, December 31, 2022	$9.8	283.8	$2.8	113.4	$(3,434.7)	$598.2	$2,988.5	$(176.9)	$—	$(22.1)
Net income							368.1			368.1
Net income attributable to non-controlling interest	2.6									—
Dividend paid to non-controlling interest in subsidiary	(2.4)									—
Adjustment to pension liability, net of tax of $(0.1)								0.4		0.4
Foreign currency translation adjustments								39.8		39.8
Dividends declared on common stock ($0.44 per share)							(77.4)			(77.4)
Exercise of stock options				(0.2)	4.9	(2.0)				2.9
Issuances of PRSUs and RSUs				(2.7)	85.2	(85.2)				—
Treasury stock repurchased				0.1	(5.0)					(5.0)
Treasury stock repurchased - PRSU/RSU releases				0.9	(31.0)					(31.0)
Amortization of unearned stock-based compensation						47.7				47.7
Balance, December 31, 2023	$10.0	283.8	$2.8	111.5	$(3,380.6)	$558.7	$3,279.2	$(136.7)	$—	$323.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interest	$370.7	$457.8	$625.0
Loss from discontinued operations, net of tax	—	0.4	0.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135.3	127.1	113.2
Amortization of stock-based compensation	47.7	53.1	61.4
Amortization of deferred financing costs	3.9	3.9	2.8
Bad debt expense	8.2	6.7	2.7
Deferred income taxes	8.3	(10.5)	11.1
Dividends received from unconsolidated affiliates	20.4	22.9	22.9
Equity income in earnings of unconsolidated affiliates	(23.0)	(21.1)	(30.6)
Loss on extinguishment of debt	1.4	—	3.0
Foreign currency adjustments and other	(0.9)	0.3	1.5
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(11.5)	(14.8)	(40.4)
Inventories	75.8	(101.9)	(106.4)
Prepaid expenses and other assets	50.1	(24.2)	125.1
Operating leases, net	5.3	4.4	9.2
Accounts payable	(46.9)	(59.5)	50.5
Accrued expenses and other liabilities	(14.7)	(67.3)	(113.8)
Income taxes receivable and payable	(59.8)	1.5	(14.8)
Net cash provided by operating activities from continuing operations	570.3	378.8	723.1

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(185.4)	(306.5)	(123.3)
Acquisitions, net of cash acquired	—	—	(432.8)
Other	(2.4)	(8.8)	1.3
Net cash used in investing activities from continuing operations	(187.8)	(315.3)	(554.8)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	2,667.6	2,303.1	3,664.2
Repayments of borrowings under long-term debt obligations	(2,918.4)	(1,828.6)	(2,684.9)
Proceeds from exercise of stock options	2.9	0.5	14.9
Treasury stock repurchased	(36.0)	(667.4)	(816.3)
Dividends paid	(77.7)	(70.5)	(63.1)
Payment of deferred financing costs	(6.5)	—	(24.9)
Repayments of finance lease obligations and other	(16.2)	(16.2)	(13.4)
Net cash (used in) provided by financing activities from continuing operations	(384.3)	(279.1)	76.5

Net cash (used in) provided by continuing operations	(1.8)	(215.6)	244.8

Net operating cash flows used in discontinued operations	—	(0.3)	(0.9)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7.3	(15.4)	(8.2)
Increase (decrease) in cash and cash equivalents	5.5	(231.3)	235.7
CASH AND CASH EQUIVALENTS, beginning of period	69.4	300.7	65.0
CASH AND CASH EQUIVALENTS, end of period	$74.9	$69.4	$300.7

Supplemental cash flow information:
Cash paid during the period for:
Interest	$144.6	$105.8	$55.2
Income taxes, net of refunds	$133.0	$138.0	$184.8
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

The Company has ownership interests in Asia-Pacific joint ventures to develop markets for Sealy® and Stearns & Foster® branded products and ownership in a United Kingdom joint venture to manufacture, market and distribute Sealy® and Stearns & Foster® branded products. The Company's ownership interest in each of these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

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

(d) Adoption of New Accounting Standards.

Reference Rate Reform. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides guidance on the accounting impacts due to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). The FASB continued to refine its guidance with the January 2021 ASU 2021-01 issued update, "Reference Rate Reform (Topic 848): Scope" and the December 2022 ASU 2022-06 issued update, "Reference Rate Reform ("Topic 848"): Deferral of the Sunset Date of Topic 848", of which all were effective upon issuance. These updates provide entities with certain optional relief expedients and exceptions for applying GAAP to contract modifications, hedge accounting and other transactions affected by reference rate reform if certain criteria are met. An entity that makes this election would present and account for a modified contract as a continuation of the existing contract. Entities are afforded these relief options until December 31, 2024, after which time they will no longer be permitted. In May 2023, the Company amended its 2019 Credit Agreement to transition the applicable reference rate from LIBOR to SOFR. In October 2023, the Company entered into the 2023 Credit Agreement, which uses SOFR as the applicable reference rate. See "Note 6 - Debt" for additional details. The results of this guidance did not have a material impact on the consolidated financial statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(e) Accounting Pronouncements Not Yet Adopted

Segments Reporting Disclosures. In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure", which improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (year ending December 31, 2024 for the Company), and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company expects the adoption of the standard to result in additional segment footnote disclosures.

Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures", which enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (year ending December 31, 2025 for the Company). Early adoption is permitted. The Company expects the adoption of the standard to result in additional disaggregation in the income tax footnote disclosures.

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

(h) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method and consist of the following:

	December 31,
(in millions)	2023	2022
Finished goods	$335.4	$383.7
Work-in-process	16.5	19.4
Raw materials and supplies	131.2	151.9
	$483.1	$555.0

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

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2023	2022
Machinery and equipment	$599.1	$533.9
Land and buildings	526.3	437.8
Computer equipment and software	247.3	231.1
Furniture and fixtures	99.8	83.2
Construction in progress	250.2	236.9
Total property, plant and equipment	1,722.7	1,522.9
Accumulated depreciation	(844.4)	(731.8)
Total property, plant and equipment, net	$878.3	$791.1

Depreciation expense, which includes depreciation expense for finance lease assets, for the Company was $125.1 million, $111.4 million and $94.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

(j) Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not identify any impairments for the years ended December 31, 2023, 2022 and 2021.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Using the quantitative approach, the Company makes various estimates and assumptions in determining the estimated fair value of each reporting unit using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group, when externally quoted market prices are not readily available. Discounted cash flow models are reliant on various assumptions, including projected business results, long-term growth factors and weighted-average cost of capital. Management judgment is involved in estimating these variables, and they include inherent uncertainties as they are forecasting future events. The Company performs sensitivity analyses by using a range of inputs to confirm the reasonableness of the long-term growth rate and weighted average cost of capital. Additionally, the Company compares the indicated equity value to its market capitalization and evaluates the resulting implied control premium/discount to determine if the estimated enterprise value is reasonable compared to external market indicators.

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

The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets quantitatively in 2023, and qualitatively in 2022 and 2021, none of which resulted in the recognition of impairment charges. For further information on goodwill and other intangible assets, refer to Note 4, "Goodwill and Other Intangible Assets."

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

The Company had the following activity for accrued sales returns from December 31, 2021 to December 31, 2023:

(in millions)
Balance as of December 31, 2021	$49.8
Amounts accrued	146.6
Returns charged to accrual	(155.9)
Balance as of December 31, 2022	40.5
Amounts accrued	208.2
Returns charged to accrual	(205.0)
Balance as of December 31, 2023	$43.7

As of December 31, 2023 and 2022, $30.4 million and $27.5 million of accrued sales returns is included as a component of accrued expenses and other current liabilities and $13.3 million and $13.0 million of accrued sales returns is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company had the following activity for its accrued warranty expense from December 31, 2021 to December 31, 2023:

(in millions)
Balance as of December 31, 2021	$43.9
Amounts accrued	17.0
Warranties charged to accrual	(19.3)
Balance as of December 31, 2022	41.6
Amounts accrued	19.6
Warranties charged to accrual	(20.4)
Balance as of December 31, 2023	$40.8

As of December 31, 2023 and 2022, $18.9 million and $17.8 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $21.9 million and $23.8 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Consolidated Balance Sheets, respectively.

(n) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of estimated lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2023, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2021 to December 31, 2023.

(in millions)
Balance as of December 31, 2021	$62.1
Amounts accrued	6.7
Write-offs charged against the allowance	(6.4)
Balance as of December 31, 2022	62.4
Amounts accrued	8.2
Write-offs charged against the allowance	(3.7)
Balance as of December 31, 2023	$66.9

(o) Fair Value. Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2023 Credit Agreement (as defined in Note 6, "Debt") and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of debt instruments:

	Fair Value
(in millions)	December 31, 2023	December 31, 2022
2029 Senior Notes	$724.2	$672.7
2031 Senior Notes	677.6	627.1

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

(q) Cost of Sales. Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes shipping and handling costs associated with the delivery of goods to customers and costs associated with internal transfers between plant locations. Amounts included in cost of sales for shipping and handling were $322.2 million, $330.3 million and $294.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, cost of sales include royalties that the Company pays to other entities for the use of their names on products produced by the Company. Royalty expense is not material to the Company's Consolidated Statements of Income.

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

(s) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $469.0 million, $448.0 million and $432.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Advertising costs include expenditures for shared advertising costs that the Company reimburses to customers under its integrated and cooperative advertising programs. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $10.2 million and $12.4 million as of December 31, 2023 and 2022, respectively.

(t) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were $30.6 million, $29.2 million and $27.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(u) Stock-based Compensation. The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation cost for restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") is measured based on the closing fair market value of the Company's common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option's fair value as calculated by the Black-Scholes option-pricing model. Stock-based compensation cost for equity instruments that include a market performance condition are determined using a Monte Carlo simulation valuation model. The Company recognizes stock-based compensation cost as expense for awards other than its PRSUs ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its PRSUs over the requisite service period if it is probable that the performance conditions will be satisfied. The Company evaluates its awards, including modifications, and will adjust the fair value if any are determined to be spring-loaded. The Company recognizes forfeitures of awards as they occur. Further information regarding stock-based compensation can be found in Note 11, "Stock-based Compensation."

(v) Treasury Stock. Subject to Delaware law, and the limitations in the 2023 Credit Agreement (as defined in Note 6, "Debt") and the Company's other debt agreements, the Board of Directors may authorize share repurchases of the Company's common stock. Purchases made pursuant to these authorizations may be carried out through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company deems appropriate. Shares repurchased under such authorizations are held in treasury for general corporate purposes, including issuances under various employee stock-based award plans. On February 1, 2016, the Board of Directors authorized a share repurchase program pursuant to which the Company was permitted to repurchase shares of Tempur Sealy International's common stock. Treasury stock is accounted for under the cost method and reported as a reduction of stockholders' equity. The authority provided under the share repurchase program may be suspended, limited or terminated at any time without notice. Please refer to Note 9, "Stockholders' Equity", for additional information.

(w) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at two of its active Sealy plants and ten previously-closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation ("PBO"). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company's estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. The Company's PBO and fair value of plan assets were $32.6 million and $27.9 million as of December 31, 2023, respectively, and $30.1 million and $25.8 million as of December 31, 2022, respectively. The Company recognizes the funded status of each applicable plan within the Consolidated Balance Sheets as either an asset or liability based on its funded status measured as the difference between the fair value of plan assets and the PBO, which was not material as of December 31, 2023 or 2022.

(2) Net Sales
The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the years ended December 31.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Twelve Months Ended December 31, 2023
(in millions)	North America	International	Consolidated
Channel
Wholesale	$3,348.2	$397.9	$3,746.1
Direct	507.3	672.0	1,179.3
Net sales	$3,855.5	$1,069.9	$4,925.4

	North America	International	Consolidated
Product
Bedding	$3,585.2	$879.2	$4,464.4
Other	270.3	190.7	461.0
Net sales	$3,855.5	$1,069.9	$4,925.4

	North America	International	Consolidated
Geographical region
United States	$3,560.8	$—	$3,560.8
All other	294.7	1,069.9	1,364.6
Net sales	$3,855.5	$1,069.9	$4,925.4

	Twelve Months Ended December 31, 2022
(in millions)	North America	International	Consolidated
Channel
Wholesale	$3,390.1	$382.4	$3,772.5
Direct	496.0	652.7	1,148.7
Net sales	$3,886.1	$1,035.1	$4,921.2

	North America	International	Consolidated
Product
Bedding	$3,618.7	$859.1	$4,477.8
Other	267.4	176.0	443.4
Net sales	$3,886.1	$1,035.1	$4,921.2

	North America	International	Consolidated
Geographical region
United States	$3,596.0	$—	$3,596.0
All other	290.1	1,035.1	1,325.2
Net sales	$3,886.1	$1,035.1	$4,921.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Twelve Months Ended December 31, 2021
(in millions)	North America	International	Consolidated
Channel
Wholesale	$3,584.1	$450.3	$4,034.4
Direct	495.1	401.3	896.4
Net sales	$4,079.2	$851.6	$4,930.8

	North America	International	Consolidated
Product
Bedding	$3,825.9	$687.0	$4,512.9
Other	253.3	164.6	417.9
Net sales	$4,079.2	$851.6	$4,930.8

	North America	International	Consolidated
Geographical region
United States	$3,751.3	$—	$3,751.3
All Other	327.9	851.6	1,179.5
Net sales	$4,079.2	$851.6	$4,930.8

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

The Wholesale channel also includes income from royalties derived by licensing Sealy®, Stearns & Foster® and Tempur® brands, technology and trademarks to other manufacturers. The licenses include rights for the licensees to use trademarks as well as current proprietary or patented technology that the Company utilizes. The Company also provides its licensees with product specifications, research and development, statistical services and marketing programs. The Company recognizes royalty income based on the occurrence of sales of Sealy®, Stearns & Foster® and Tempur® branded products by various licensees. Royalty income was $32.3 million, $31.8 million and $29.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In certain jurisdictions, the Company is subject to certain non-income taxes including, but not limited to, sales tax, value added tax, excise tax and other taxes. These taxes are excluded from the transaction price, and therefore, excluded from revenue. The Company has elected to account for shipping and handling activities as a fulfillment cost. Accordingly, the Company reflects all amounts billed to customers for shipping and handling in revenue and the costs of fulfillment in cost of sales. Amounts included in net sales for shipping and handling were $8.6 million, $8.1 million and $7.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

(3) Acquisitions

Acquisition of Mattress Firm Group Inc.

On May 9, 2023, Tempur Sealy International and Mattress Firm entered into the Merger Agreement for a pending business acquisition in which Tempur Sealy International, through a wholly-owned subsidiary, will acquire Mattress Firm in a transaction valued at approximately $4.0 billion. The transaction is expected to be funded by approximately $2.7 billion of cash consideration and the issuance of 34.2 million shares of the Company's common stock, resulting in a total stock consideration value of $1.3 billion based on a closing share price of $37.62 as of May 8, 2023.

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

(4) Goodwill and Other Intangible Assets

The following summarizes the Company's goodwill by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2021	$611.5	$495.9	$1,107.4
Foreign currency translation adjustments and other	(4.2)	(40.9)	(45.1)
Balance as of December 31, 2022	$607.3	$455.0	$1,062.3
Foreign currency translation adjustments and other	2.4	18.6	21.0
Balance as of December 31, 2023	$609.7	$473.6	$1,083.3

The International segment includes the Dreams and International reporting units, which had goodwill of $324.6 million and $149.0 million, respectively, as of December 31, 2023.

The following table summarizes information relating to the Company’s other intangible assets, net:

($ in millions)		December 31, 2023			December 31, 2022
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade names		$687.2	$—	$687.2	$679.3	$—	$679.3
Amortized intangible assets:
Contractual distributor relationships	15	85.4	(61.4)	24.0	84.9	55.4	29.5
Technology and other	4-10	90.7	(90.7)	—	90.5	89.0	1.5
Patents, other trademarks and other trade names	5-20	27.6	(25.1)	2.5	27.4	23.8	3.6
Customer databases, relationships and reacquired rights	2-5	34.5	(33.4)	1.1	33.9	32.0	1.9
Total		$925.4	$(210.6)	$714.8	$916.0	$200.2	$715.8

Amortization expense relating to intangible assets for the Company was $9.3 million, $15.7 million and $16.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is recorded in general, administrative and other expenses in the Company's Consolidated Statements of Income. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

Estimated annual amortization of intangible assets is expected to be as follows for the years ending December 31:

(in millions)
2024	$7.0
2025	6.1
2026	6.1
2027	6.0
2028	1.3
Thereafter	1.1
Total	$27.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Unconsolidated Affiliate Companies

    The Company has ownership interests in Asia-Pacific joint ventures to develop markets for Sealy® and Stearns & Foster® branded products and ownership in a United Kingdom joint venture to manufacture, market and distribute Sealy® and Stearns & Foster® branded products. The Company’s ownership interest in each of these joint ventures is 50.0% and is accounted for under the equity method. The Company’s investment of $28.0 million and $22.8 million at December 31, 2023 and 2022, respectively, is recorded in other non-current assets in the accompanying Consolidated Balance Sheets. The Company’s share of earnings for the years ended December 31, 2023, 2022 and 2021 respectively, is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

The table below presents summarized financial information for the joint ventures as of and for the years ended December 31:

(in millions)	2023	2022	2021
Net sales	$333.3	$317.4	$339.7
Income from operations	65.5	57.0	70.9

(6) Debt

Debt for the Company consists of the following:

(in millions)	December 31, 2023		December 31, 2022
Debt:	Amount	Rate	Amount	Rate	Maturity Date
2023 Credit Agreement:
Term A Facility	$500.0	(1)	$—	N/A	October 10, 2028
Revolver	183.0	(1)	—	N/A	October 10, 2028
2019 Credit Agreement:
Term A Facility	—	N/A	638.8	(2)	October 16, 2024
Revolver	—	N/A	337.0	(2)	October 16, 2024
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	157.6	(3)	139.3	(4)	April 7, 2025
Finance lease obligations (5)	92.1		78.7		Various
Other	60.9		37.0		Various
Total debt	2,593.6		2,830.8
Less: Deferred financing costs	21.7		20.5
Total debt, net	2,571.9		2,810.3
Less: Current portion	44.9		70.4
Total long-term debt, net	$2,527.0		$2,739.9

(1)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.625% as of December 31, 2023.
(2)	Interest at LIBOR plus applicable margin of 1.250% as of December 31, 2022.
(3)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(4)	Interest at one month LIBOR index plus 70 basis points.
(5)	Finance lease obligations are a non-cash financing activity. Refer to Note 7, "Leases."

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

Borrowings under the 2023 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other subsidiary borrowers, at either (i) base rate plus the applicable margin, (ii) "Eurocurrency" rate plus the applicable margin, (iii) "RFR" Daily SOFR rate plus the applicable margin or (iv) a "Term Benchmark" Term SOFR rate plus the applicable margin. For the revolving credit facility and the term loan facility (a) the initial applicable margin for base rate advances was 0.625% per annum and the initial applicable margin for Eurocurrency rate, RFR rate and Term Benchmark rate advances was 1.625% per annum, and (b) following the delivery of financial statements for the fiscal quarter ending March 31, 2024 and for subsequent fiscal quarters, such applicable margins will be determined by a pricing grid based on the consolidated total net leverage ratio of the Company.

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

The 2023 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated indebtedness less netted cash (as defined below). Consolidated indebtedness includes debt recorded on the Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding in excess of $60.0 million and other short-term debt. The Company is allowed to subtract from consolidated indebtedness an amount equal to 100.0% of the domestic and foreign unrestricted cash ("netted cash"). As of December 31, 2023, netted cash was $74.9 million.

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

The Company is required to pay a commitment fee on the unused portion of the revolving credit facility, which initially is 0.25% per annum and following the delivery of financial statements for the fiscal quarter ending March 31, 2024 and for subsequent fiscal quarters, such fees will be determined by a pricing grid based on the consolidated total net leverage ratio of the Company. This unused commitment fee is payable quarterly in arrears and on the date of termination or expiration of the commitments under the revolving credit facility. The Company and the other borrowers also pay customary letter of credit issuance and other fees under the 2023 Credit Agreement.

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

On February 6, 2024, the Company and certain other parties thereto entered into an amendment to the 2023 Credit Agreement which provides for a $625.0 million delayed draw term loan and a $40.0 million increase in availability on the existing incremental revolving loan. Once drawn, the instruments will have the same terms and conditions as the Company's existing term loans and revolving loans, respectively, under the 2023 Credit Agreement. This amendment was executed in connection with the Company's financing strategy for the pending acquisition of Mattress Firm expected to close in the second half of 2024.

The Company had $183.0 million in outstanding borrowings under the revolving credit facility as of December 31, 2023. Total availability under the revolving facility was $966.4 million, after a $0.6 million reduction for outstanding letters of credit, as of December 31, 2023.

The Company was in compliance with all applicable covenants in the 2023 Credit Agreement at December 31, 2023.

2019 Credit Agreement

The Company used the proceeds from the 2023 Credit Agreement to refinance outstanding borrowings under the 2019 Credit Agreement and terminated the existing revolving credit commitments. The 2019 Credit Agreement provided for a $725.0 million revolving credit facility and a $725.0 million term loan facility.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). On April 6, 2021, the Company and certain of its subsidiaries entered into the first amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2023 and increased the overall limit from $120.0 million to $200.0 million. On April 6, 2023, the Company and certain of its subsidiaries entered into a second amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 7, 2025. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. Borrowings under this facility are classified as long-term debt within the Consolidated Balance Sheets at December 31, 2023. The Company had $157.6 million in outstanding borrowings under the Accounts Receivable Securitization as of December 31, 2023. The Company did not have availability under the Accounts Receivable Securitization as of December 31, 2023.

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

Future Obligations

As of December 31, 2023, the scheduled maturities of long-term debt outstanding, excluding finance lease obligations, for each of the next five years and thereafter are as follows:

(in millions)
2024	$29.7
2025	182.6
2026	25.0
2027	25.0
2028	583.0
Thereafter	1,656.2
Total(1)	$2,501.5
(1) Total future obligations excludes $28.1 million of outstanding letters of credit issued by various financial institutions, including $0.6 million associated with the 2023 Credit Facility.
(7) Leases

The Company leases retail stores, manufacturing and distribution facilities, office space and equipment under operating and finance lease agreements. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to several years, with the longest renewal period extending through 2038. The exercise of lease renewal options are at the Company's sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Consolidated Balance Sheet as of December 31, 2023 and 2022:

(in millions)		December 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$636.5	$506.8
Finance lease assets	Property, plant and equipment, net	80.1	68.1
Total leased assets		$716.6	$574.9

Liabilities
Short-term:
Operating lease obligations	Short-term operating lease obligations	$119.6	$105.5
Finance lease obligations	Current portion of long-term debt	15.1	13.1
Long-term:
Operating lease obligations	Long-term operating lease obligations	574.8	453.5
Finance lease obligations	Long-term debt, net	77.0	65.6
Total lease obligations		$786.5	$637.7

The following table summarizes the classification of lease expense in the Company's Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021:

	Twelve Months Ended
(in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease expense:
Operating lease expense	$148.1	$128.9	$99.8
Short-term lease expense	13.5	15.3	13.1
Variable lease expense	36.3	31.5	26.9
Finance lease expense:
Amortization of right-of-use assets	14.4	14.9	12.6
Interest on lease obligations	3.9	4.4	4.5
Total lease expense	$216.2	$195.0	$156.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the scheduled maturities of lease obligations as of December 31, 2023:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2024	$147.8	$19.4	$167.2
2025	135.6	17.6	153.2
2026	117.1	17.5	134.6
2027	102.2	15.9	118.1
2028	85.5	13.8	99.3
Thereafter	239.4	25.4	264.8
Total lease payments	827.6	109.6	937.2
Less: Interest	(133.2)	(17.5)	(150.7)
Present value of lease obligations	$694.4	$92.1	$786.5

The following table provides lease term and discount rate information related to operating and finance leases as of December 31, 2023:

December 31, 2023
Weighted average remaining lease term (years):
Operating leases	6.78
Finance leases	6.23

Weighted average discount rate:
Operating leases	5.07%
Finance leases	5.50%

The following table provides supplemental information related to the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021:

	Twelve Months Ended December 31,
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases (a)	$146.8	$126.4	$89.6
Operating cash flows paid for finance leases	$3.9	$4.4	$4.5
Financing cash flows paid for finance leases	$14.0	$14.7	$13.4

Right-of-use assets obtained in exchange for new operating lease obligations	$273.0	$173.0	$101.6
Right-of-use assets obtained in exchange for new finance lease obligations	$26.3	$19.1	$10.8
(a)Operating cash flows paid for operating leases are included within the change in other assets and liabilities within the Consolidated Statement of Cash Flows offset by non-cash right-of-use asset amortization and lease liability accretion.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(8) Retirement Plans

401(k) Plan

The Company has a defined contribution plan ("the 401(k) Plan") whereby eligible employees may contribute up to 85.0% of their pay subject to certain limitations as defined by the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan upon hire and are eligible to receive matching contributions upon six months of continuous employment with the Company. The 401(k) Plan provides a 100.0% match of the first 3.0% and 50.0% of the next 2.0% of eligible employee contributions. The match for union employees is based on the applicable collective bargaining arrangement. All matching contributions vest immediately. The Company incurred $7.5 million, $7.5 million and $7.6 million of expenses associated with the 401(k) Plan for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in the Consolidated Statements of Income.

Multi‑Employer Benefit Plans

Approximately 17.1% of the Company's domestic employees are represented by various labor unions with separate collective bargaining agreements. Hourly employees working at six of the Company's domestic manufacturing facilities are covered by union sponsored retirement plans. Further, employees working at three of the Company's domestic manufacturing facilities are covered by union sponsored health and welfare plans. These plans cover both active employees and retirees. Through the health and welfare plans, employees receive medical, dental, vision, prescription and disability coverage. The Company's cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The expense recognized by the Company for such contributions for the years ended December 31 was follows:

(in millions)	2023	2022	2021
Multi‑employer retirement plan expense	$4.7	$3.7	$4.1
Multi‑employer health and welfare plan expense	3.2	3.6	3.8

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

The following table presents information regarding the multi‑employer pension plans that are significant to the Company for the years ended December 31, 2023 and 2022, respectively:

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2023	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2023	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/23	Red	Implemented	$1.5	No	2026	2020, 2021, 2022, 2023
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/22	Red	Implemented	$0.9	Yes, 10.0%	2025	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/22	Red	Implemented	$0.8	Yes, 10.0%	2024	N/A

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2022	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2022	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/22	Red	Implemented	$1.6	No	2023, 2025	2020, 2021, 2022
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/21	Red	Implemented	$1.0	Yes, 10.0%	2025	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/21	Red	Implemented	$1.1	Yes, 10.0%	2024, 2025	N/A

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

(b) Treasury Stock. As of December 31, 2023, the Company had approximately $774.5 million remaining under an existing share repurchase program initially authorized by the Board of Directors in 2016. The Company repurchased 0.1 million shares, 18.6 million shares and 19.5 million shares under the program, for approximately $5.0 million, $621.2 million and $801.4 million during the years ended December 31, 2023, 2022 and 2021, respectively. Upon the announcement of our pending acquisition of Mattress Firm, the Company suspended its share repurchase program.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during the years ended December 31, 2023, 2022 and 2021, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $31.0 million, $46.2 million and $14.9 million in treasury stock acquired during the years ended December 31, 2023, 2022 and 2021, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(c) AOCL. AOCL consisted of the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
Foreign Currency Translation
Balance at beginning of period	$(175.3)	$(95.2)	$(58.6)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	39.8	(80.1)	(36.6)
Balance at end of period	$(135.5)	$(175.3)	$(95.2)

Pension Benefits
Balance at beginning of period	$(1.6)	$(4.0)	$(6.9)
Other comprehensive income:
Net change from period revaluation	0.5	3.2	3.8
Tax expense (2)	(0.1)	(0.8)	(0.9)
Total other comprehensive income	0.4	2.4	2.9
Balance at end of period	$(1.2)	$(1.6)	$(4.0)
(1)In 2023, 2022 and 2021, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)These amounts were included in the income tax provision in the accompanying Consolidated Statements of Income.

(10) Other Items

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in millions)	2023	2022
Wages and benefits	$102.1	$78.0
Advertising	62.6	64.9
Unearned revenue	53.3	48.5
Taxes	15.4	52.1
Other	193.7	189.2
	$427.1	$432.7

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

The Company's stock-based compensation expense for the year ended December 31, 2023, 2022 and 2021 included PRSUs, RSUs and stock options. A summary of the Company’s stock-based compensation expense is presented below:

	Year Ended December 31,
(in millions)	2023	2022	2021
PRSU expense	$24.9	$31.0	$39.4
RSU expense	20.6	21.0	20.5
Stock option expense	2.2	1.1	1.5
Total stock-based compensation expense	$47.7	$53.1	$61.4

Performance Restricted Stock Units

    The Company grants PRSUs to executive officers and certain members of management. The Company granted PRSUs during the years ended December 31, 2023, 2022 and 2021. Actual payout under the PRSUs is dependent upon the achievement of certain financial and qualitative goals. A summary of the Company's PRSU activity and related information for the years ended December 31, 2023 and 2022 is presented below:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2021	4.9	$22.99
Granted	0.3	51.38
Performance adjustments(1)	—	—
Vested	(1.3)	21.38
Forfeited	(0.1)	28.71
Awards unvested at December 31, 2022	3.8	25.85
Granted	0.4	37.22
Performance adjustments(1)	0.4	38.98
Vested	(1.6)	24.40
Forfeited	(0.1)	43.96
Awards unvested at December 31, 2023	2.9	$29.53

(1)	Adjustments based on current attainment expectations of performance targets.

During the first quarter of 2023, the Company granted 0.4 million PRSUs at target at a weighted average grant date fair value of $37.22 per share with a performance period of January 1, 2023 through December 31, 2023 as a component of the long-term incentive plan ("2023 PRSUs"). For the year ended December 31, 2023, the Company recognized stock-based compensation expense related to the 2023 PRSUs based on the Company's achievement of its performance targets for the performance period.

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options granted. During the year ended December 31, 2023 and 2021, no stock options were granted. The assumptions used in the Black-Scholes option-pricing model for the year ended December 31, 2022 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of the Company's common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award. The Company uses historical data to determine these assumptions.

	Year Ended December 31,
	2023	2022	2021
Expected volatility of stock	N/A	53.2%	N/A
Expected life of option, in years	N/A	5	N/A
Risk-free interest rate	N/A	2.9%	N/A
Expected dividend yield on stock	N/A	2.0%	N/A

A summary of the Company's stock option activity under the 2003 Plan and 2013 Plan for the years ended December 31, 2023 and 2022 is presented below:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	3.8	$17.03
Granted	1.2	30.00
Exercised	—	10.44
Forfeited	(0.1)	18.19
Options outstanding at December 31, 2022	4.9	$20.34
Granted	—	—
Exercised	(0.2)	15.89
Forfeited	(0.1)	14.06
Options outstanding at December 31, 2023	4.6	$20.54	6.37	$139.7

Options exercisable at December 31, 2023	3.7	$18.24	6.10	$120.9

The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $5.1 million and $0.9 million, respectively.

A summary of the Company's unvested shares relating to stock options as of December 31, 2023 and 2022, and changes during the years ended December 31, 2023 and 2022, are presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2021	0.3	$15.45
Granted	1.2	30.00
Vested	(0.3)	10.44
Forfeited	—	—
Options unvested at December 31, 2022	1.2	$30.00
Granted	—	—
Vested	(0.3)	30.00
Forfeited	—	—
Options unvested at December 31, 2023	0.9	$30.00

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Stock Units

A summary of the Company's RSU activity and related information for the years ended December 31, 2023 and 2022 is presented below:

(in millions, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2021	3.3	$17.37
Granted	0.4	46.49
Vested	(1.3)	15.96
Terminated	(0.1)	32.84
Awards outstanding at December 31, 2022	2.3	$22.99	$78.3
Granted	0.5	35.11
Vested	(1.1)	18.70
Terminated	—	34.74
Awards outstanding at December 31, 2023	1.7	$29.51	$84.7

The aggregate intrinsic value of RSUs vested during the years ended December 31, 2023 and 2022 was $39.0 million and $61.7 million, respectively.

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to stock options, RSUs and PRSUs for the year ended December 31, 2023 is presented below:

(in millions, except years)	December 31, 2023	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$5.6	2.51
Unrecognized RSU expense	20.4	2.30
Unrecognized PRSU expense	19.2	1.68
Total unrecognized stock-based compensation expense	$45.2	2.06

(12) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.

(13) Income Taxes

Pre-tax Income by Jurisdiction

The following sets forth the amount of income before income taxes attributable to each of the Company's geographies for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in millions)	2023	2022	2021
Income before income taxes:
United States	$288.5	$382.5	$602.5
Rest of the world	185.6	194.7	221.5
	$474.1	$577.2	$824.0

Reconciliation of Statutory Tax Rate to Effective Tax Rate

The Company's effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2023		2022		2021
(dollars in millions)	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$99.6	21.0%	$121.2	21.0%	$172.9	21.0%
State income taxes, net of federal benefit	9.1	1.9%	12.5	2.2%	21.0	2.6%
Foreign tax differential	5.8	1.2%	2.9	0.5%	4.6	0.6%
Change in valuation allowances	6.4	1.4%	1.3	0.2%	4.9	0.6%
Uncertain tax positions and interest	(0.8)	(0.2)%	(19.2)	(3.3)%	6.5	0.8%
Global Intangible Low-Taxed Income ("GILTI")	2.7	0.6%	3.2	0.5%	1.5	0.2%
Expiration of foreign tax credits	10.6	2.2%	1.6	0.3%	—	—%
Stock compensation	(7.8)	(1.6)%	(13.8)	(2.4)%	(8.1)	(1.0)%
Nondeductible compensation	12.7	2.7%	14.6	2.5%	5.1	0.6%
Danish Tax Matter	(13.7)	(2.9)%	—	—%	—	—%
Notional interest deduction	(14.0)	(3.0)%	—	—%	—	—%
Permanent and other	(7.2)	(1.5)%	(5.3)	(0.9)%	(10.1)	(1.3)%
Effective income tax provision	$103.4	21.8%	$119.0	20.6%	$198.3	24.1%

Income Tax Provision
The income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
Current provision
Federal	$47.2	$85.0	$109.9
State	15.9	18.3	24.5
Foreign	32.0	26.2	52.8
Total current	$95.1	$129.5	$187.2
Deferred provision
Federal	$6.3	$(7.7)	$11.6
State	2.0	(2.3)	0.4
Foreign	—	(0.5)	(0.9)
Total deferred	8.3	(10.5)	11.1
Total income tax provision	$103.4	$119.0	$198.3
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

Deferred Income Tax Assets and Liabilities

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period in which those items will reverse, consist of the following:

	December 31,
(in millions)	2023	2022
Deferred tax assets:
Stock-based compensation	$28.8	$31.8
Operating lease obligations	180.6	147.5
Accrued expenses and other	64.0	64.1
Net operating losses, foreign tax credits and other tax attribute carryforwards	42.1	58.0
Inventories	10.6	10.3
Transaction costs	16.5	4.3
Property, plant and equipment	9.9	9.7
Total deferred tax assets	352.5	325.7
Valuation allowances	(49.5)	(42.3)
Total net deferred tax assets	$303.0	$283.4
Deferred tax liabilities:
Intangible assets	$(174.3)	$(174.0)
Operating lease right-of-use assets	(164.5)	(132.0)
Property, plant and equipment	(56.6)	(60.0)
Accrued expenses and other	(19.9)	(20.1)
Total deferred tax liabilities	(415.3)	(386.1)
Net deferred tax liabilities	$(112.3)	$(102.7)

Tax Attributes Included in Deferred Tax Assets

Included in the calculation of the Company's deferred tax assets are the following gross income tax attributes available at December 31, 2023 and 2022, respectively:

(in millions)	2023	2022
State net operating losses ("SNOLs")	$134.0	$103.8
U.S. federal foreign tax credits ("FTCs")	—	10.6
U.S. state income tax credits ("SITCs")	3.2	3.7
Foreign net operating losses ("FNOLs")	49.8	63.6
Notional interest deduction ("NID")	40.0	—
State charitable contribution carryover ("SCCCs")	0.7	0.9

The SNOLs, SITCs, FNOLs and SCCCs generally begin to expire in 2024, 2031, 2024 and 2024, respectively.

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of certain of the SNOLs, SITCs, FNOLs, NID, the SCCCs and certain other deferred tax assets related to certain foreign operations (together, the "Tax Attributes"). The Company has established a valuation allowance for certain deferred tax assets (including the Tax Attributes) where it is more likely than not such deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible or creditable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making its assessment regarding the recoverability of its deferred tax assets. The Company has recorded valuation allowances against $56.3 million of the SNOLs, $29.5 million of FNOLs, $40.0 million of the NID and $0.7 million of the SCCCs as of December 31, 2023. With respect to all other Tax Attributes above, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the underlying deferred tax assets. However, there can be no assurance that such assets will be realized if circumstances change.

Deferred Tax Liability for Undistributed Foreign Earnings

As it relates to stock of the Company's top tier foreign subsidiaries in the hands of each such subsidiary's U.S. shareholder, at December 31, 2023, the book basis of each such subsidiary exceeds the tax basis in each such subsidiary. No income taxes have been provided for the book to tax basis differences (including undistributed foreign earnings) inherent in these entities except to the extent of certain earnings that have been previously subject to U.S. income tax ("PTEP"). During the three month period ended December 31, 2023, the Company revalued the deferred income tax liability associated with the PTEP resulting in a tax benefit of approximately $2.0 million. The revaluation is primarily attributable to a reduction in PTEP during 2023.

As it relates to the book to tax basis difference with respect to the stock of each of the Company's second and lower tier foreign subsidiaries, as a general matter, the book basis exceeds the tax basis in the hands of such foreign subsidiaries' shareholders. By operation of the tax laws of the various countries in which these subsidiaries are domiciled, earnings of lower tier foreign subsidiaries are not subject to tax, in all material respects, when distributed to a foreign shareholder. It is the Company's intent that the earnings of each lower tier foreign subsidiary, with the exception of its Danish subsidiary, its two Canadian subsidiaries and its Mexican subsidiary, will be permanently reinvested in each such foreign subsidiaries' own operations. As it relates to the Danish subsidiary, its earnings may be distributed without any income tax impact. With respect to the Canadian and Mexican subsidiaries, Canadian and Mexican income tax withholding applies, respectively, to any distribution each such subsidiary makes to its foreign parent company. The Company concluded that at December 31, 2023 it is likely that the Canadian subsidiaries and the Mexican subsidiary will each make dividend distributions in the next twelve months. In each case, local country income tax withholding, i.e., Canada and Mexico, applies. Consequently at December 31, 2023 the Company has accrued approximately $1.6 million for such withholding tax.

Uncertain Income Tax Positions

GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. Uncertain income tax liabilities reflect the Company's best judgement of the facts, circumstances and information available through December 31, 2023. Uncertain income tax liabilities are derived using the cumulative probability approach and applying the tax technical requirements applicable to U.S. and other international tax and transfer pricing requirements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance as of December 31, 2021	$45.3
Additions based on tax positions related to 2022	0.3
Additions for tax positions of prior years	0.2
Expiration of statutes of limitations	(1.9)
Reduction for tax positions of prior years	(4.9)
Settlements of uncertain tax positions with tax authorities	—
Balance as of December 31, 2022	$39.0
Additions based on tax positions related to 2023	—
Additions for tax positions of prior years	—
Expiration of statutes of limitations	(0.2)
Reduction for tax positions of prior years	(0.3)
Settlements of uncertain tax positions with tax authorities	(34.0)
Balance as of December 31, 2023	$4.5

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at December 31, 2023 and 2022 would be $4.5 million and $17.6 million, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $4.0 million and $6.9 million in interest and penalties as a benefit in the income tax provision, respectively. The Company had $1.0 million and $5.0 million of accrued interest and penalties at December 31, 2023 and 2022, respectively.

As discussed below, in the three months ended December 31, 2023, the Company settled the Danish Tax Matter related to 2012 to 2022. Such settlement resulted in a reduction of the Company’s liability for uncertain tax positions of approximately $34.0 million, which is reflected in “Settlements of uncertain tax positions with tax authorities” in the table above.

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

With few exceptions, the Company is no longer subject to tax examinations by the U.S., state and local municipalities or non-U.S. jurisdictions for periods prior to 2015. The Company is currently under examination by various tax authorities around the world.

The Danish Tax Matter

The Company has been involved in a dispute with the SKAT regarding the royalty paid by a U.S. subsidiary to a Danish subsidiary for tax years 2012 through 2022. The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production process.

In October 2018, the Company initiated an Advanced Pricing Agreement (“APA”) process for SKAT and the U.S. Internal Revenue Service (“IRS”) to negotiate a resolution of this dispute. The Company had previously estimated an uncertain tax position with respect to additional Danish income tax (and interest) related to an increase in Danish taxable income resulting from the dispute. Conversely, the Company also previously recorded a deferred tax asset for the correlative benefit for the U.S. reduction in taxable income that would result from the dispute.

In December 2022, SKAT and the IRS reached a preliminary framework agreement (the “Framework”) to resolve the dispute. In the year ended December 31, 2022, the Company remeasured the uncertain tax position and associated deferred tax asset to reflect the terms of the Framework, which resulted in a net income tax benefit for the year ended December 31, 2022 of $14.7 million. The Framework was not a binding agreement, but its terms provided definitive data for the Company to determine both the Danish and U.S. tax impacts at December 31, 2022. As it relates to the year ended December 31, 2023, in January 2023 the Company implemented the terms of the Framework. Consequently, there is neither Danish income tax exposure nor a correlative U.S. benefit for the year December 31, 2023.

On October 12, 2023, the IRS Advanced Pricing and Mutual Agreement (“APMA”) Team and SKAT formally agreed on final terms of a bilateral advance pricing agreement (“BAPA”) with respect to the ongoing royalty matter for the periods 2012 through 2024 (the “Settlement”). The terms of the BAPA are substantially identical with those preliminarily agreed upon in the Preliminary Framework in December 2022.

With respect to impact of the Settlement on the Company’s Danish tax position, pursuant to the BAPA, in December 2023 SKAT issued revised or initial assessments for each of the years 2012 through 2022. The final tax and interest assessed was materially consistent with the income tax reserves the Company previously recorded, which was $37.8 million as of December 31, 2022. The Company offset the income tax reserves in the fourth quarter of 2023 against the previous amounts on deposit with SKAT and recorded a net income tax benefit in the Company’s consolidated financial statements of approximately $4.8 million (largely interest to be paid by SKAT on the overpayment of tax). The assessments reflect a net refund of deposits previously paid to SKAT of approximately $24.8 million, which the Company has recorded as an income tax receivable included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. In addition, the Company has approximately $7.6 million remaining on deposit with SKAT for an unrelated matter recorded in other non-current assets.

With respect to the impact of the Settlement on the Company’s U.S. tax position, on November 9, 2023, the Company formally agreed on a Mutual Agreement Procedure (“MAP”) and Advance Pricing Agreement (“APA”) with APMA related to the implementation of the terms of the BAPA for U.S. income tax purposes, which included reporting the U.S. result of the Settlement for all years 2012 through 2022 in an amended 2022 income tax return. As a result, the Company released the deferred tax asset associated with its U.S. position of $21.6 million in the year ended December 31, 2023 and recorded a net income tax benefit and incremental receivable in the Company’s consolidated financial statements at December 31, 2023. The net income tax benefit is approximately $8.9 million (consisting of a gross benefit of $10.5 million, offset by U.S. tax of approximately $1.6 million related to subpart F income resulting from the interest paid by SKAT on the Danish overpayment of tax). The incremental U.S. income tax receivable at December 31, 2023 is approximately $30.1 million and is included in other non-current assets in the accompanying Consolidated Balance Sheets.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(14) Earnings Per Common Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Year Ended December 31,
(in millions, except per common share amounts)	2023	2022	2021
Numerator:
Net income from continuing operations, net of income attributable to non-controlling interest	$368.1	$456.1	$625.2

Denominator:
Denominator for basic earnings per common share—weighted average shares	172.2	174.9	197.0
Effect of dilutive securities:
Employee stock-based compensation	5.1	5.4	7.3
Denominator for diluted earnings per common share—adjusted weighted average shares	177.3	180.3	204.3

Basic earnings per common share for continuing operations	$2.14	$2.61	$3.17

Diluted earnings per common share for continuing operations	$2.08	$2.53	$3.06

For the years ended December 31, 2023 and 2021, the Company excluded an insignificant number of shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive. For the year ended December 31, 2022, the Company excluded 1.2 million shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive, respectively. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon award vesting.

(15) Business Segment Information

The Company operates in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. The North America segment consists of manufacturing, distribution and retail subsidiaries and licensees located in the U.S., Canada and Mexico. The International segment consists manufacturing, distribution and retail subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. The Company evaluates segment performance based on net sales, gross profit and operating income.

The Company sells its products in over 100 countries to over 10,000 wholesale customers. The Company’s Direct channel represents 23.9% of the Company’s consolidated net sales in 2023, as compared to 23.3% of the Company's consolidated net sales in 2022. One wholesale customer contributed over 15% of the Company’s consolidated net sales in the years ended 2023 and 2022, respectively.

The Company’s North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company’s accompanying Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes total assets by segment:

	December 31,	December 31,
(in millions)	2023	2022
North America	$5,291.0	$5,161.7
International	1,405.2	1,181.5
Corporate	1,269.5	1,077.1
Inter-segment eliminations	(3,411.8)	(3,060.5)
Total assets	$4,553.9	$4,359.8

 The following table summarizes property, plant and equipment, net, by segment:

	December 31,	December 31,
(in millions)	2023	2022
North America	$753.8	$672.1
International	91.3	87.3
Corporate	33.2	31.7
Total property, plant and equipment, net	$878.3	$791.1

The following table summarizes operating lease right-of-use assets by segment:

	December 31,	December 31,
(in millions)	2023	2022
North America	$453.5	$349.0
International	180.2	154.1
Corporate	2.8	3.7
Total operating lease right-of-use assets	$636.5	$506.8

The following table summarizes segment information for the year ended December 31, 2023:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$3,585.2	$879.2	$—	$—	$4,464.4
Other sales	270.3	190.7	—	—	461.0
Net sales	$3,855.5	$1,069.9	$—	$—	$4,925.4

Inter-segment sales	$1.2	$0.5	$—	$(1.7)	$—
Inter-segment royalty expense (income)	33.7	(33.7)	—	—	—
Gross profit	1,537.5	591.2	—	—	2,128.7
Operating income (loss)	643.1	170.9	(206.8)	—	607.2
Income (loss) from continuing operations before income taxes	634.2	171.4	(331.5)	—	474.1

Depreciation and amortization (1)	$102.2	$25.6	$55.2	$—	$183.0
Capital expenditures	158.8	18.1	8.5	—	185.4
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes segment information for the year ended December 31, 2022:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$3,618.7	$859.1	$—	$—	$4,477.8
Other sales	267.4	176.0	—	—	443.4
Net sales	$3,886.1	$1,035.1	$—	$—	$4,921.2

Inter-segment sales	$1.7	$1.1	$—	$(2.8)	$—
Inter-segment royalty expense (income)	15.0	(15.0)	—	—	—
Gross profit	1,487.3	562.3	—	—	2,049.6
Operating income (loss)	642.4	187.2	(149.0)	—	680.6
Income (loss) from continuing operations before income taxes	638.6	183.4	(244.8)	—	577.2

Depreciation and amortization (1)	$96.9	$23.7	$59.6	$—	$180.2
Capital expenditures	267.4	33.1	6.0	—	306.5
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the year ended December 31, 2021:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$3,825.9	$687.0	$—	$—	$4,512.9
Other sales	253.3	164.6	—	—	417.9
Net sales	$4,079.2	$851.6	$—	$—	$4,930.8

Inter-segment sales	$1.8	$1.2	$—	$(3.0)	$—
Inter-segment royalty expense (income)	8.7	(8.7)	—	—	—
Gross profit	1,678.0	480.7	—	—	2,158.7
Operating income (loss)	856.7	200.0	(144.4)	—	912.3
Income (loss) from continuing operations before income taxes	853.2	198.9	(228.1)	—	824.0

Depreciation and amortization (1)	$87.7	$18.1	$68.8	$—	$174.6
Capital expenditures	89.7	18.0	15.6	—	123.3
(1)Depreciation and amortization includes stock-based compensation amortization expense.

    The following table summarizes property, plant and equipment, net, by geographic region:

	December 31,	December 31,
(in millions)	2023	2022
United States	$764.1	$682.0
All other	114.2	109.1
Total property, plant and equipment, net	$878.3	$791.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes operating lease right-of-use assets by geographic region:

	December 31,	December 31,
(in millions)	2023	2022
United States	$444.2	$339.6
United Kingdom	146.5	122.9
All other	45.8	44.3
Total operating lease right-of-use assets	$636.5	$506.8

The following table summarizes net sales by geographic region:

	Year Ended December 31,
(in millions)	2023	2022	2021
United States	$3,560.8	$3,596.0	$3,751.3
All other	1,364.6	1,325.2	1,179.5
Total net sales	$4,925.4	$4,921.2	$4,930.8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2023.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company's internal control over financial reporting as of December 31, 2023. That report appears on page 63 of this Report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Tempur Sealy International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tempur Sealy International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Louisville, Kentucky
February 16, 2024

ITEM 9B. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended December 31, 2023, none of our directors or executive officers adopted any Rule "10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined Regulation S-K, Item 408).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders (the "Proxy Statement") under the sections entitled "Proposal No. 1—Election of Directors," and "Board of Directors' Meetings, Committees of the Board and Related Matters—Corporate Governance," — "Committees of the Board," —"Policies Governing Director Nominations," —"Board and Committee Independence; Audit Committee Financial Experts" and "Other Information—Delinquent Section 16(a) Reports."

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Amended and Restated 2013 Equity Incentive Plan (1)	9,767,123	20.54	10,536,244

(1)The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the Amended and Restated 2013 Equity Incentive Plan includes 1,661,128 shares issuable under restricted stock units and deferred stock units. Additionally, this number includes 3,206,185 performance restricted stock units which reflects a maximum payout of the awards granted.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled "Proposal No. 2— Ratification of Independent Auditors—Fees for Independent Auditors During the Years Ended December 31, 2023 and 2022" and "—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	The following is a list of the financial statements of Tempur Sealy International, Inc. included in this Report, which are filed herewith pursuant to ITEM 8:
		Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
		Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
		Consolidated Balance Sheets as of December 31, 2023 and 2022
		Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2023, 2022 and 2021
		Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
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

2.1
Agreement and Plan of Merger, dated as of May 9, 2023, by and among Tempur Sealy International, Inc., Lima Holdings Corporation, Lima Deal Corporation LLC, Mattress Firm Group Inc., and Steenbok Newco 9 Limited, solely in its capacity as Stockholder Representative (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K as filed on May 10, 2023). (1)

3.1
Amended and Restated Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Registrant’s registration statement on Form S-1/A (File No. 333-109798) as filed on December 12, 2003). (1)

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

4.5	Form of 3.875% Senior Notes due 2031 (included in Exhibit 10.1 (but numbered 4.2) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)
4.6	Description of Registered Securities.
10.1
Credit Agreement, dated as of April 6, 2016, by and among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 7, 2016). (1)

10.2
Amendment No. 1 to Credit Agreement dated as of April 4, 2017 among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on February 25, 2019). (1)

10.3
Amendment No. 2 to Credit Agreement dated as of January 8, 2019 among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K as filed on February 25, 2019). (1)

10.4
Amendment No. 3, dated June 4, 2019, to Credit Agreement among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on August 1, 2019). (1)

10.5
Amendment and Restatement Agreement, dated as of October 16, 2019, by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on October 17, 2019). (1)

10.6
Amendment No. 1 dated as of May 13, 2020, by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent to the Amended and Restated Credit Agreement dated as of October 16, 2019 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 14, 2020). (1)

10.7
Amendment No. 3 dated February 2, 2021, by and among Tempur Sealy International, Inc, as parent borrower, the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit Amendment Agreement dated as of October 16, 2019, as amended by Amendment No. 1 dated May 13, 2020 and Amendment No 2 dated June 10, 2020 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on February 3, 2021). (1)

10.8
Amendment No. 4 dated as of May 26, 2021, by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A as filed on May 27, 2021). (1)

10.9
Amendment No. 5 dated as of September 21, 2021, by and among Tempur Sealy International, Inc., as parent borrower and Tempur-Pedic Management, LLC, as additional borrower, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on September 21, 2021). (1)

10.10
Amendment No. 6 dated May 19, 2023, by and among Tempur Sealy International, Inc, as parent borrower, the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit Amendment Agreement dated as of October 16, 2019, as amended (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on May 22, 2023). (1)

10.11
Credit Agreement dated as of October 10, 2023 among Tempur Sealy International, Inc., as parent borrower, the Additional Borrowers from time to time parties thereto, the Several Lenders from time to time parties thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on October 11, 2023). (1)

10.12
Receivables Sale and Contribution Agreement, dated as of April 12, 2017, between Tempur-Pedic North America, LLC, as seller and contributor, and Tempur Sealy Receivables LLC, as purchaser and contribute (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.13
Receivables Sale Agreement, dated as of April 12, 2017, between Sealy Mattress Manufacturing Company, LLC, as seller and Tempur-Pedic North America, LLC, as purchaser (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.14
Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.15
Amendment No. 1, dated as of September 25, 2017, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed on August 2, 2018). (1)

10.16
Amendment No. 2, dated as of April 2, 2018, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on August 2, 2018). (1)

10.17
Omnibus Amendment dated as of October 31, 2018 and constituting (a) Amendment No. 3 to the Credit and Security Agreement dated as of April 12, 2017 among Tempur Sealy Receivables, LLC, Tempur Sealy International, Inc. and Wells Fargo Bank, National Association, (b) Amendment No. 1 to the Receivables Sale and Contribution Agreement dated as of April 12, 2017 by and between Tempur Pedic North America, LLC and Tempur Sealy Receivables, LLC and (c) Amendment No. 1 to the Receivables Sale Agreement dated as of April 12, 2017 by and between Sealy Mattress Manufacturing Company, LLC and Tempur Pedic North America, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q as filed on November 8, 2018). (1)

10.18
Amendment No. 4, dated January 15, 2019, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 9, 2019). (1)

10.19†
Amendment No. 5, dated April 12, 2019, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 9, 2019). (1)

10.20
Omnibus Amendment No. 2, dated as of April 6, 2021, by and among Tempur Sealy International, Inc., Tempur Sealy Receivables, LLC, Tempur-Pedic North America, LLC, Sealy Mattress Manufacturing Company, LLC, Sumitomo Mitsui Banking Corporation, as lender, and Wells Fargo Bank, National Association, as administrative agent and as lender (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on April 8, 2021). (1)

10.21
Annex A to Omnibus Amendment No. 2 - Amended and Restated Receivables Sale Agreement, dated as of April 6, 2021, by and between Sealy Mattress Manufacturing Company, LLC, as seller, and Tempur-Pedic North America, LLC, as purchaser (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on April 8, 2021). (1)

10.22
Annex B to Omnibus Amendment No. 2 - Amended and Restated Receivables Sale and Contribution Agreement, dated as of April 6, 2021, by and between Tempur-Pedic North America, LLC, as seller and contributor, and Tempur Sealy Receivables, LLC, as purchaser and contributee (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K as filed on April 8, 2021). (1)

10.23
Annex C to Omnibus Amendment No. 2 - Amended and Restated Credit and Security Agreement, dated as of April 6, 2021, among Tempur Sealy International, Inc., as master servicer, Tempur Sealy Receivables, LLC, as borrower, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K as filed on April 8, 2021). (1)

10.24
Second Amended and Restated Credit and Security Agreement dated April 6, 2023, among Tempur Sealy International, Inc., as master servicer, Tempur Sealy Receivables, LLC, as borrower, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on April 6, 2023). (1)

10.25
Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.25
Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.26
Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.27
Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.28
Steinhoff Voting Agreement, dated as of May 9, 2023, between Tempur Sealy International, Inc. and the Steinhoff parties thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on May 10, 2023). (1)

10.29
Form of Lender Stockholder Support Agreement, dated as of May 9, 2023, between Tempur Sealy International, Inc. and the lender stockholders party thereto(filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on May 10, 2023). (1)

10.30
Form of Management Lock-Up Agreement, dated as of May 9, 2023, between Tempur Sealy International, Inc. and the management holders party thereto (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K as filed on May 10, 2023). (1)

10.31	Amended and Restated Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.32	2021 Amended and Restated Non-Employee Director Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2021). (1)(2)
10.33	Tempur-Pedic International, Inc. 2013 Equity Incentive Plan (filed as Appendix A to the Registrant's Definitive Proxy statement on Schedule 14A as filed on April 12, 2013). (1)(2)
10.34	Tempur Sealy International, Inc. Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed on May 2, 2017). (1)(2)
10.35	Tempur Sealy International, Inc. Amended and Restated 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 26, 2017). (1)(2)
10.36
Tempur Sealy International, Inc. Amended and Restated 2013 Equity Incentive Plan as of May 5, 2022 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 24, 2022).(1)(2)

10.37	Second Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Appendix B to the Registrant’s Definitive Proxy Statement (File No.001-31922) filed on March 16, 2015). (1)(2)
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

10.42
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

10.44
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

10.46	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (Director) (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q as filed on November 8, 2013). (1)(2)
10.47	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.37 to Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.48
Stock Option Agreement dated as of September 4, 2015 between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.49
Form of Special Grant Stock Option Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018).(1) (2)

10.50	Form of Amendment to Stock Option Agreement (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)
10.51	Non-Qualified Premium-Priced Stock Option Agreement dated July 6, 2022 (as filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on July 7, 2022).(1)(2)
10.52
Restricted Stock Unit Award Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.53
Form of 2019 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K as filed on February 25, 2019). (1)(2)

10.54
Form of 2020 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on February 24, 2020). (1)(2)

10.55
Form of 2020 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K as filed on February 24, 2020). (1)(2)

10.56
Form of 2021 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K as filed on February 19, 2021). (1)(2)

10.57
Form of 2021 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on February 19, 2021). (1)(2)

10.58
Form of 2022 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K as filed on February 22, 2022). (1)(2)

10.59
Form of 2022 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on February 22, 2022). (1)(2)

10.60
Form of 2023 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022 (filed as Exhibit 10.60 to the Registrant's Annual Report on Form 10-K as filed on February 17, 2023). (1)(2)

10.61
Form of 2023 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022 (filed as Exhibit 10.61 to the Registrant's Annual Report on Form 10-K as filed on February 17, 2023). (1)(2)

10.62	Form of 2024 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022. (2)
10.63	Form of 2024 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022. (2)
10.64
Subscription Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

21.1	Subsidiaries of Tempur Sealy International, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)
97	Tempur Sealy International, Inc. Clawback Policy.
101
The following materials from Tempur Sealy International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' (Deficit) Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
SCHEDULE II
(in millions)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2021	$33.5	$7.5	$4.5	$(2.9)	$42.6
Year Ended December 31, 2022	$42.6	$3.0	$(1.7)	$(1.6)	$42.3
Year Ended December 31, 2023	$42.3	$18.0	$0.8	$(11.6)	$49.5

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC. (Registrant)

Date: February 16, 2024	By:	/S/ Scott L. Thompson
Scott L. Thompson Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 16, 2024, on behalf of the registrant and in the capacities indicated.

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