Form 10-Q
period 2024-03-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2024-05-09
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2024
or
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

The number of shares outstanding of the registrant’s common stock as of May 3, 2024 was 173,625,241 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment including its impact on consumer behavior in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events (including the Russia-Ukraine conflict and the conflict in the Middle East), labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth and including the pending merger with Mattress Firm Group Inc. ("Mattress Firm"); expectations regarding the pending merger with Mattress Firm, including the related regulatory approval process; the ability to develop and successfully launch new products; capital project timelines; the ability to realize all synergies and benefits of acquisitions (including the pending merger with Mattress Firm); our reliance on information technology ("IT") and the associated risks involving realized or potential security lapses and/or cyber based attacks; the impact of cybersecurity incidents (including the July 2023 incident) on our business, results of operations or financial condition, including our assessments of such impact; the Company's ability to restore its critical operational data and IT systems in a reasonable time frame following a cybersecurity incident; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

Other potential risk factors include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise.

When used in this Report, except as specifically noted otherwise, the term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the terms "Company," "we," "our," "ours" and "us" refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. In addition, when used in this Report, "2023 Credit Agreement" refers to the Company's senior credit facility entered into in 2023, and amended in February 2024; "2029 Senior Notes" refers to the 4.00% senior notes due 2029 issued in 2021; and "2031 Senior Notes" refers to the 3.875% senior notes due 2031 issued in 2021.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$1,189.4	$1,208.1
Cost of sales	676.8	708.2
Gross profit	512.6	499.9
Selling and marketing expenses	265.0	256.7
General, administrative and other expenses	121.0	104.5
Equity income in earnings of unconsolidated affiliates	(4.9)	(4.6)
Operating income	131.5	143.3

Other expense, net:
Interest expense, net	34.3	32.8
Other (income) expense, net	(0.3)	0.1
Total other expense, net	34.0	32.9

Income before income taxes	97.5	110.4
Income tax provision	(20.7)	(24.5)
Net income before non-controlling interest	76.8	85.9
Less: Net income attributable to non-controlling interest	0.5	0.6
Net income attributable to Tempur Sealy International, Inc.	$76.3	$85.3

Earnings per common share:
Basic	$0.44	$0.50
Diluted	$0.43	$0.48

Weighted average common shares outstanding:
Basic	173.6	172.0
Diluted	178.0	176.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income before non-controlling interest	$76.8	$85.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(15.5)	14.9
Pension benefits loss, net of tax	(0.3)	—
Other comprehensive (loss) income, net of tax	(15.8)	14.9
Comprehensive income	61.0	100.8
Less: Comprehensive income attributable to non-controlling interest	0.5	0.6
Comprehensive income attributable to Tempur Sealy International, Inc.	$60.5	$100.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$92.5	$74.9
Accounts receivable, net	483.6	431.4
Inventories	489.6	483.1
Prepaid expenses and other current assets	96.2	113.8
Total Current Assets	1,161.9	1,103.2
Property, plant and equipment, net	875.8	878.3
Goodwill	1,077.2	1,083.3
Other intangible assets, net	710.3	714.8
Operating lease right-of-use assets	619.7	636.5
Deferred income taxes	15.4	15.6
Other non-current assets	125.5	122.2
Total Assets	$4,585.8	$4,553.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$345.2	$311.3
Accrued expenses and other current liabilities	434.2	427.1
Short-term operating lease obligations	121.5	119.6
Current portion of long-term debt	47.3	44.9
Income taxes payable	10.0	5.3
Total Current Liabilities	958.2	908.2
Long-term debt, net	2,526.4	2,527.0
Long-term operating lease obligations	558.0	574.8
Deferred income taxes	127.2	127.9
Other non-current liabilities	80.6	82.6
Total Liabilities	4,250.4	4,220.5

Redeemable non-controlling interest	8.8	10.0

Total Stockholders' Equity	326.6	323.4
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$4,585.8	$4,553.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
($ in millions)
(unaudited)

Three Months Ended March 31, 2024

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, December 31, 2023	$10.0	283.8	$2.8	111.5	$(3,380.6)	$558.7	$3,279.2	$(136.7)	$323.4
Net income							76.3		76.3
Net income attributable to non-controlling interest	0.5								—
Dividend paid to non-controlling interest in subsidiary	(1.7)								—
Adjustment to Pension Liability, net of tax								(0.3)	(0.3)
Foreign currency adjustments, net of tax								(15.5)	(15.5)
Exercise of stock options					1.3	(1.0)			0.3
Dividends declared on common stock ($0.13 per share)							(23.0)		(23.0)
Issuances of PRSUs and RSUs				(2.2)	90.5	(90.5)			—
Treasury stock repurchased - PRSU/RSU releases				0.9	(43.8)				(43.8)
Amortization of unearned stock-based compensation						9.2			9.2
Balance, March 31, 2024	$8.8	283.8	$2.8	110.2	$(3,332.6)	$476.4	$3,332.5	$(152.5)	$326.6

Three Months Ended March 31, 2023

		Tempur Sealy International, Inc. Stockholders' (Deficit) Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, December 31, 2022	$9.8	283.8	$2.8	113.4	$(3,434.7)	$598.2	$2,988.5	$(176.9)	$(22.1)
Net income							85.3		85.3
Net income attributable to non-controlling interest	0.6								—
Dividend paid to non-controlling interest in subsidiary	(1.5)								—
Foreign currency adjustments, net of tax								14.9	14.9
Exercise of stock options				(0.1)	1.5	(0.7)			0.8
Dividends declared on common stock ($0.11 per share)							(19.3)		(19.3)
Issuances of PRSUs and RSUs				(2.6)	82.6	(82.6)			—
Treasury stock repurchased				0.1	(5.0)				(5.0)
Treasury stock repurchased - PRSU/RSU releases				0.9	(30.7)				(30.7)
Amortization of unearned stock-based compensation						10.8			10.8
Balance, March 31, 2023	$8.9	283.8	$2.8	111.7	$(3,386.3)	$525.7	$3,054.5	$(162.0)	$34.7

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$76.8	$85.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.2	33.8
Amortization of stock-based compensation	9.2	10.8
Amortization of deferred financing costs	0.9	1.0
Bad debt expense	3.8	1.7
Deferred income taxes	0.1	0.7
Dividends received from unconsolidated affiliates	4.9	1.5
Equity income in earnings of unconsolidated affiliates	(4.9)	(4.6)
Foreign currency adjustments and other	0.1	(0.8)
Changes in operating assets and liabilities	0.1	(30.2)
Net cash provided by operating activities	130.2	99.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(31.5)	(52.1)
Other	0.3	0.1
Net cash used in investing activities	(31.2)	(52.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	478.1	509.8
Repayments of borrowings under long-term debt obligations	(481.8)	(477.4)
Proceeds from exercise of stock options	0.3	0.8
Treasury stock repurchased	(43.8)	(35.7)
Dividends paid	(24.9)	(20.8)
Repayments of finance lease obligations and other	(5.8)	(5.1)
Net cash used in financing activities	(77.9)	(28.4)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3.5)	2.2
Increase in cash and cash equivalents	17.6	21.6
CASH AND CASH EQUIVALENTS, beginning of period	74.9	69.4
CASH AND CASH EQUIVALENTS, end of period	$92.5	$91.0

Supplemental cash flow information:
Cash paid during the period for:
Interest	$20.3	$19.5
Income taxes, net of refunds	$13.2	$11.3

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2023, included in the 2023 Annual Report filed with the Securities and Exchange Commission on February 16, 2024.

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

(b) Inventories. Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out method, and consist of the following:

	March 31,	December 31,
(in millions)	2024	2023
Finished goods	$350.7	$335.4
Work-in-process	14.8	16.5
Raw materials and supplies	124.1	131.2
	$489.6	$483.1

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The Company had the following activity for its accrued warranty expense from December 31, 2023 to March 31, 2024:

(in millions)
Balance as of December 31, 2023	$40.8
Amounts accrued	3.9
Warranties charged to accrual	(3.1)
Balance as of March 31, 2024	$41.6

As of March 31, 2024 and December 31, 2023, $19.4 million and $18.9 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $22.2 million and $21.9 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Condensed Consolidated Balance Sheets, respectively.

(d) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. As of March 31, 2024, the Company's accounts receivable were substantially current. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2023 to March 31, 2024:

(in millions)
Balance as of December 31, 2023	$66.9
Amounts accrued	3.8
Write-offs charged against the allowance	(1.8)
Balance as of March 31, 2024	$68.9

(e) Fair Value. Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2023 Credit Agreement (as defined in Note 4, "Debt") and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of debt instruments. The fair values of these material financial instruments are as follows:

	Fair Value
(in millions)	March 31, 2024	December 31, 2023
2029 Senior Notes	$726.3	$724.2
2031 Senior Notes	$679.9	$677.6

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

(2) Net Sales

The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$776.9	$108.9	$885.8	$804.3	$108.3	$912.6
Direct	124.2	179.4	303.6	115.3	180.2	295.5
Net sales	$901.1	$288.3	$1,189.4	$919.6	$288.5	$1,208.1

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$833.2	$—	$833.2	$854.9	$—	$854.9
All Other	67.9	288.3	356.2	64.7	288.5	353.2
Net sales	$901.1	$288.3	$1,189.4	$919.6	$288.5	$1,208.1

Substantially all revenue is associated with bedding product sales.

(3) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2023	$609.7	$473.6	$1,083.3
Foreign currency translation and other	(1.2)	(4.9)	(6.1)
Balance as of March 31, 2024	$608.5	$468.7	$1,077.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(4) Debt

Debt for the Company consists of the following:

	March 31, 2024		December 31, 2023
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2023 Credit Agreement:
Term A Facility	$493.8	(1)	$500.0	(1)	October 10, 2028
Revolver	177.0	(1)	183.0	(1)	October 10, 2028
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	165.0	(2)	157.6	(2)	April 7, 2025
Finance lease obligations (3)	96.8		92.1		Various
Other	61.8		60.9		Various
Total debt	2,594.4		2,593.6
Less: Deferred financing costs	20.7		21.7
Total debt, net	2,573.7		2,571.9
Less: Current portion	47.3		44.9
Total long-term debt, net	$2,526.4		$2,527.0

(1)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.625%.
(2)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(3)	New finance lease obligations are a non-cash financing activity.

As of March 31, 2024, the Company was in compliance with all applicable debt covenants.

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

On February 6, 2024, the Company and certain other parties thereto entered into an amendment to the 2023 Credit Agreement which provides for a $625.0 million delayed draw term loan and a $40.0 million increase in availability on the existing revolving loan. Once drawn, the instruments will have the same terms and conditions as the Company's existing term loans and revolving loans, respectively, under the 2023 Credit Agreement. This amendment was executed in connection with the Company's financing strategy for the pending acquisition of Mattress Firm expected to close in the second half of 2024.

The Company had $177.0 million in outstanding borrowings under the revolving credit facility as of March 31, 2024. Total availability under the revolving facility was $1,012.4 million, after a $0.6 million reduction for outstanding letters of credit, as of March 31, 2024.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). As of March 31, 2024, the Company did not have availability under the Accounts Receivable Securitization. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(5) Stockholders' Equity

(a) Treasury Stock. As of March 31, 2024, the Company had approximately $774.5 million remaining under its share repurchase authorization. The Company did not repurchase shares under the program during the three months ended March 31, 2024. The Company repurchased 0.1 million shares under the program for approximately $5.0 million during the three months ended March 31, 2023.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three months ended March 31, 2024 and 2023, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in $43.8 million and $30.7 million in treasury stock acquired during the three months ended March 31, 2024 and 2023, respectively.

(b) Accumulated Other Comprehensive Loss ("AOCL"). AOCL consisted of the following:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Foreign Currency Translation
Balance at beginning of period	$(135.5)	$(175.3)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(15.5)	14.9
Balance at end of period	$(151.0)	$(160.4)

Pensions
Balance at beginning of period	$(1.2)	$(1.6)
Other comprehensive loss:
Net change from period revaluations (2)	(0.3)	—
Balance at end of period	$(1.5)	$(1.6)

(1)	In 2024 and 2023, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	In 2024, there were no tax impacts related to pension adjustments.

(6) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Wages and benefits	$81.1	$102.1
Unearned revenue	74.9	53.3
Advertising	45.0	62.6
Taxes	24.4	15.4
Other	208.8	193.7
	$434.2	$427.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(7) Stock-Based Compensation

The Company's stock-based compensation expense for the three months ended March 31, 2024 and 2023 included PRSUs, non-qualified stock options and RSUs. A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended March 31,
(in millions)	2024	2023
PRSU expense	$4.1	$5.1
Option expense	0.6	0.6
RSU expense	4.5	5.1
Total stock-based compensation expense	$9.2	$10.8

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2024, the Company granted PRSUs as a component of the long-term incentive plan ("2024 PRSUs"). The Company has recorded stock-based compensation expense related to the 2024 PRSUs during the three months ended March 31, 2024, as it was probable that the Company would achieve the specified performance targets for the performance period.

(8) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results.

(9) Income Taxes

The Company's effective tax rates for the three months ended March 31, 2024 and 2023 were 21.2% and 22.2%, respectively. The Company's effective tax rates for the three months ended March 31, 2024 and 2023 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.

The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum effective tax of 15% on income arising in each jurisdiction ("Pillar 2") that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, we still are evaluating the potential consequences of Pillar 2 on our longer-term financial position. In 2024, we do not expect Pillar 2 to have a material impact on our financial results.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(10) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International:

	Three Months Ended
	March 31,
(in millions, except per common share amounts)	2024	2023
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$76.3	$85.3

Denominator:
Denominator for basic earnings per common share-weighted average shares	173.6	172.0
Effect of dilutive securities	4.4	4.8
Denominator for diluted earnings per common share-adjusted weighted average shares	178.0	176.8

Basic earnings per common share	$0.44	$0.50

Diluted earnings per common share	$0.43	$0.48

The Company excludes shares issuable upon exercise of outstanding stock options from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive.

As a result, the Company excluded an immaterial amount of shares for the three months ended March 31, 2024 and excluded 0.6 million shares for the three months ended March 31, 2023 . Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon the award vesting.
(11) Business Segment Information

The Company operates in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. The North America segment consists of manufacturing and distribution subsidiaries and licensees located in the U.S., Canada and Mexico. The International segment consists of manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). The Company evaluates segment performance based on net sales, gross profit and operating income.

The Company's North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company's accompanying Condensed Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

The following table summarizes total assets by segment:

(in millions)	March 31, 2024	December 31, 2023
North America	$5,491.1	$5,291.0
International	1,437.9	1,405.2
Corporate	1,379.8	1,269.5
Inter-segment eliminations	(3,723.0)	(3,411.8)
Total assets	$4,585.8	$4,553.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	March 31, 2024	December 31, 2023
North America	$750.2	$753.8
International	89.7	91.3
Corporate	35.9	33.2
Total property, plant and equipment, net	$875.8	$878.3

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	March 31, 2024	December 31, 2023
North America	$446.5	$453.5
International	170.7	180.2
Corporate	2.5	2.8
Total operating lease right-of-use assets	$619.7	$636.5

The following table summarizes segment information for the three months ended March 31, 2024:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$901.1	$288.3	$—	$—	$1,189.4

Inter-segment sales	$0.3	$0.1	$—	$(0.4)	$—
Inter-segment royalty expense (income)	7.4	(7.4)	—	—	—
Gross profit	352.8	159.8	—	—	512.6
Operating income (loss)	134.4	44.8	(47.7)	—	131.5
Income (loss) before income taxes	131.4	47.7	(81.6)	—	97.5

Depreciation and amortization (1)	$30.7	$6.5	$11.2	$—	$48.4
Capital expenditures	20.7	6.2	4.6	—	31.5
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended March 31, 2023:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$919.6	$288.5	$—	$—	$1,208.1

Inter-segment sales	$0.3	$—	$—	$(0.3)	$—
Inter-segment royalty expense (income)	7.4	(7.4)	—	—	—
Gross profit	344.0	155.9	—	—	499.9
Operating income (loss)	136.0	44.2	(36.9)	—	143.3
Income (loss) before income taxes	134.2	43.0	(66.8)	—	110.4

Depreciation and amortization (1)	$25.5	$6.5	$12.6	$—	$44.6
Capital expenditures	45.8	4.7	1.6	—	52.1
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	March 31, 2024	December 31, 2023
United States	$763.7	$764.1
All other	112.1	114.2
Total property, plant and equipment, net	$875.8	$878.3

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	March 31, 2024	December 31, 2023
United States	$437.5	$444.2
United Kingdom	137.5	146.5
All other	44.7	45.8
Total operating lease right-of-use assets	$619.7	$636.5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the 2023 Annual Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the 2023 Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report and in the 2023 Annual Report, the section titled "Risk Factors" contained in ITEM 1A of Part I of the 2023 Annual Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three months ended March 31, 2024, including the following topics:

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

General Business and Economic Conditions

We believe the bedding industry is structured for sustained growth over the long term, driven by product innovation, sleep technology advancements, consumer confidence, housing formations and population growth. The industry is no longer engaged in uneconomical retail store expansion, startups have shifted from uneconomical strategies to becoming profitable and legacy retailers and manufacturers have become skilled in producing profitable online sales.

Over the last decade, consumers have made the connection between a good night's sleep and overall health and wellness. As consumers make this connection, they are willing to invest more in their bedding purchases, which positions us well for long-term growth.

In 2024, we expect a continuation of the current macroeconomic environment, which includes the impact of inflation and interest rate pressures on the consumer. These macroeconomic pressures on the consumer continue to challenge the global bedding industry. Ongoing geopolitical conflicts may also introduce further uncertainty for the consumer. We expect to outperform the bedding industry, amid these macroeconomic headwinds, as a result of our successful new product launches and recent distribution gains in the U.S.

Definitive Agreement with Mattress Firm.

On May 9, 2023, Tempur Sealy International and Mattress Firm entered into a definitive agreement and plan of merger (the "Merger Agreement") for a pending business acquisition in which Tempur Sealy International, through a wholly-owned subsidiary, will acquire Mattress Firm in a transaction valued at approximately $4.0 billion. The transaction is expected to be funded by approximately $2.7 billion of cash consideration and the issuance of 34.2 million shares of common stock, resulting in a total stock consideration value of $1.3 billion based on a closing share price of $37.62 as of May 8, 2023.

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

Results of Operations

A summary of our results for the three months ended March 31, 2024 include:

•Total net sales decreased 1.5% to $1,189.4 million as compared to $1,208.1 million in the first quarter of 2023, with a decrease of 2.0% in the North America business segment and a decrease of 0.1% in the International business segment. On a constant currency basis, which is a non-GAAP financial measure, total net sales decreased 2.1%, with a decrease of 2.3% in the North America business segment and an decrease of 1.6% in the International business segment.
•Gross margin was 43.1% as compared to 41.4% in the first quarter of 2023. Adjusted gross margin, which is a non-GAAP financial measure, was 43.4% as compared to 41.8% in the first quarter of 2023.
•Operating income decreased 8.2% to $131.5 million as compared to $143.3 million in the first quarter of 2023. Adjusted operating income, which is a non-GAAP financial measure, decreased 2.6% to $149.4 million as compared to $153.4 million in the first quarter of 2023.
•Net income decreased 10.6% to $76.3 million as compared to $85.3 million in the first quarter of 2023. Adjusted net income, which is a non-GAAP financial measure, decreased 3.4% to $89.7 million as compared to $92.9 million in the first quarter of 2023.
•Earnings per diluted share ("EPS") decreased 10.4% to $0.43 as compared to $0.48 in the first quarter of 2023. Adjusted EPS, which is a non-GAAP financial measure, decreased 5.7% to $0.50 as compared to $0.53 in the first quarter of 2023.

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

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2023

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except percentages and per share amounts)	2024		2023
Net sales	$1,189.4	100.0%	$1,208.1	100.0%
Cost of sales	676.8	56.9	708.2	58.6
Gross profit	512.6	43.1	499.9	41.4
Selling and marketing expenses	265.0	22.2	256.7	21.2
General, administrative and other expenses	121.0	10.2	104.5	8.6
Equity income in earnings of unconsolidated affiliates	(4.9)	(0.4)	(4.6)	(0.4)
Operating income	131.5	11.1	143.3	11.9

Other expense, net:
Interest expense, net	34.3	2.9	32.8	2.7
Other (income) expense, net	(0.3)	—	0.1	—
Total other expense, net	34.0	2.9	32.9	2.7

Income before income taxes	97.5	8.2	110.4	9.1
Income tax provision	(20.7)	(1.7)	(24.5)	(2.0)
Net income before non-controlling interest	76.8	6.5	85.9	7.0
Less: Net income attributable to non-controlling interest	0.5	—	0.6	—
Net income attributable to Tempur Sealy International, Inc.	$76.3	6.5%	$85.3	7.1%

Earnings per common share:
Basic	$0.44		$0.50
Diluted	$0.43		$0.48

Weighted average common shares outstanding:
Basic	173.6		172.0
Diluted	178.0		176.8

NET SALES

	Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$885.8	$912.6	$776.9	$804.3	$108.9	$108.3
Direct	303.6	295.5	124.2	115.3	179.4	180.2
Total net sales	$1,189.4	$1,208.1	$901.1	$919.6	$288.3	$288.5

Net sales decreased 1.5%, and on a constant currency basis decreased 2.1%. The change in net sales was driven by the following:

•North America net sales decreased $18.5 million, or 2.0%, primarily driven by continued macroeconomic pressures impacting U.S. consumer behavior. On a constant currency basis, North America net sales decreased 2.3%. Net sales in the Wholesale channel decreased $27.4 million, or 3.4%. Net sales in the Direct channel increased $8.9 million, or 7.7%, driven by strength in our e-commerce business.

•International net sales decreased $0.2 million, or 0.1%. On a constant currency basis, International net sales decreased 1.6%. Net sales in the Wholesale channel increased 0.9% on a constant currency basis. Net sales in the Direct channel decreased 3.2% on a constant currency basis.

GROSS PROFIT

	Three Months Ended March 31,
	2024		2023
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$352.8	39.2%	$344.0	37.4%	1.8%
International	159.8	55.4%	155.9	54.0%	1.4%
Consolidated gross margin	$512.6	43.1%	$499.9	41.4%	1.7%

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

Gross margin improved 170 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 180 basis points. The improvement in gross margin was primarily driven by favorable commodity costs of 200 basis points and operational efficiencies of 70 basis points. These improvements were partially offset by production line changeover to support new OEM distribution and product launch costs.

•International gross margin improved 140 basis points. The improvement in gross margin was primarily driven by favorable commodity costs of 70 basis points and operational efficiencies of 60 basis points.

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

	Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$108.0	$112.1	$84.4	$86.9	$23.6	$25.2	$—	$—
Other selling and marketing expenses	157.0	144.6	85.3	76.0	67.6	64.0	4.1	4.6
General, administrative and other expenses	121.0	104.5	48.7	45.1	28.7	27.1	43.6	32.3
Total operating expenses	$386.0	$361.2	$218.4	$208.0	$119.9	$116.3	$47.7	$36.9

Operating expenses increased $24.8 million, or 6.9%, and increased 260 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $10.4 million, or 5.0%, and increased 160 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.

•International operating expenses increased $3.6 million, or 3.1%, and increased 130 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.

•Corporate operating expenses increased $10.8 million, or 29.3%, primarily driven by $14.8 million of transaction costs related to the pending acquisition of Mattress Firm.

Research and development expenses for the three months ended March 31, 2024 were $8.1 million compared to $7.5 million for the three months ended March 31, 2023, an increase of $0.6 million or 8.0%.

OPERATING INCOME

	Three Months Ended March 31,
	2024		2023
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$134.4	14.9%	$136.0	14.8%	0.1%
International	44.8	15.5%	44.2	15.3%	0.2%
	179.2		180.2
Corporate expenses	(47.7)		(36.9)
Total operating income	$131.5	11.1%	$143.3	11.9%	(0.8)%

Operating income decreased $11.8 million and operating margin declined 80 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income decreased $1.6 million and operating margin improved 10 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 180 basis points, offset by operating expense deleverage of 160 basis points.

•International operating income increased $0.6 million and operating margin improved 20 basis points. The improvement in operating margin was driven by the improvement in gross margin of 140 basis points, offset by operating expense deleverage of 130 basis points.

•Corporate operating expenses increased $10.8 million, which negatively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023	% Change
Interest expense, net	$34.3	$32.8	4.6%

Interest expense, net, increased $1.5 million, or 4.6%. The increase in interest expense, net, was primarily driven by higher interest rates on our variable rate debt.

INCOME TAX PROVISION

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023	% Change
Income tax provision	$20.7	$24.5	(15.5)%
Effective tax rate	21.2%	22.2%

Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $3.8 million due to a decrease in income before income taxes. Our effective tax rate for the three months ended March 31, 2024 as compared to the prior year declined by 100 basis points. The effective tax rates as compared to the U.S. federal statutory rates for the three months ended March 31, 2024 and 2023 included the favorable impact of the deductibility of stock compensation in the U.S. and a net unfavorable impact of other discrete items.

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

As of March 31, 2024, we had net working capital of $203.7 million, including cash and cash equivalents of $92.5 million, as compared to a working capital of $195.0 million, including cash and cash equivalents of $74.9 million, as of December 31, 2023. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from operations for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by (used in) operations:
Operating activities	$130.2	$99.8
Investing activities	(31.2)	(52.0)
Financing activities	(77.9)	(28.4)

Cash provided by operating activities increased $30.4 million in the three months ended March 31, 2024 as compared to the same period in 2023. The increase in cash provided by operating activities was driven by a $30.3 million increase in cash provided by changes in operating assets and liabilities.

Cash used in investing activities decreased $20.8 million in the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in cash used in investing activities was driven by decreased capital expenditures related to our manufacturing capacity expansion projects in 2023.

Cash used in financing activities increased $49.5 million in the three months ended March 31, 2024 as compared to the same period in 2023. For the three months ended March 31, 2024, we had net repayments of $3.7 million on our credit facilities as compared to net borrowings of $32.4 million in the same period in 2023. During the three months ended March 31, 2024 and 2023, we repurchased $43.8 million and $35.7 million, respectively, of our common stock. Additionally, we paid dividends to shareholders of $24.9 million and $20.8 million, during the three months ended March 31, 2024 and 2023, respectively.

Capital Expenditures

Capital expenditures totaled $31.5 million and $52.1 million for the three months ended March 31, 2024 and 2023, respectively. We currently expect our 2024 capital expenditures to be approximately $150 million, which includes maintenance capital expenditures of $110 million.

Indebtedness

Our total debt increased slightly to $2,594.4 million as of March 31, 2024 from $2,593.6 million as of December 31, 2023. Total availability under our revolving senior secured credit facility was $1,012.4 million as of March 31, 2024. Refer to Note 4, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

On February 6, 2024, we entered into an amendment to the 2023 Credit Agreement which provides for a $625.0 million delayed draw term loan and a $40.0 million increase in availability on the existing revolving loan. Once drawn, the instruments will have the same terms and conditions as the Company's existing term loans and revolving loans, respectively, under the 2023 Credit Agreement. This amendment was executed in connection with the Company's financing strategy for the pending acquisition of Mattress Firm expected to close in the second half of 2024.

As of March 31, 2024, our ratio of consolidated indebtedness less netted cash to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, in accordance with our 2023 Credit Agreement was 2.85 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2023 Credit Agreement, which limits this ratio to 5.00 times. As of March 31, 2024, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the three months ended March 31, 2024, we did not repurchase shares under our share repurchase program. As of March 31, 2024, we had $774.5 million remaining under our share repurchase authorization.

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

We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. As a result of the pending Mattress Firm acquisition, we have temporarily suspended our repurchase of shares in advance of closing the transaction. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," in the 2023 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

Future Liquidity Sources and Uses

As of March 31, 2024, we had $1,104.9 million of liquidity, including $92.5 million of cash on hand and $1,012.4 million available under our 2023 Credit Agreement. In addition, we expect to generate cash flow from operations in the full year 2024. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, debt service obligations and dividend payments.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through strategic acquisition opportunities that enhance our global competitiveness, as well as quarterly dividends and opportunistic share repurchases.

The Board of Directors declared a dividend of $0.13 per share for the second quarter of 2024. The dividend is payable on May 30, 2024 to shareholders of record as of May 16, 2024.

As of March 31, 2024, we had $2,594.4 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $2,501.9 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 2.85 times for the trailing twelve months ended March 31, 2024.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2024	March 31, 2023
Net income	$76.3	$85.3
Transaction costs (1)	14.8	5.2
Operational start-up costs (2)	3.1	1.7
ERP system transition (3)	—	3.2
Adjusted income tax provision (4)	(4.5)	(2.5)
Adjusted net income	$89.7	$92.9

Adjusted earnings per common share, diluted	$0.50	$0.53

Diluted shares outstanding	178.0	176.8

(1)	In the first quarter of 2024, we recorded $14.8 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm. In the first quarter of 2023, we recorded $5.2 million of transaction costs primarily associated with the pending acquisition of Mattress Firm.
(2)	In the first quarter of 2024, we recorded $3.1 million of operational start-up costs in cost of sales for the capacity expansion of its manufacturing and distribution facilities in the U.S., which include personnel and facility related costs. In the first quarter of 2023, we recorded $1.7 million of operational start-up costs in cost of sales.
(3)	In the first quarter of 2023, we recorded $3.2 million of charges related to the transition of its ERP system in cost of sales.
(4)	Adjusted income tax provision represents the tax effects associated with the aforementioned items.

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended March 31, 2024.

	Three Months Ended March 31, 2024
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,189.4		$901.1		$288.3		$—

Gross profit	$512.6	43.1%	$352.8	39.2%	$159.8	55.4%	$—
Adjustments:
Operational start-up costs (1)	3.1		3.1		—		—
Total adjustments	3.1		3.1		—		—

Adjusted gross profit	$515.7	43.4%	$355.9	39.5%	$159.8	55.4%	$—

Operating income (expense)	$131.5	11.1%	$134.4	14.9%	$44.8	15.5%	$(47.7)
Adjustments:
Transaction costs (2)	14.8		—		—		14.8
Operational start-up costs (1)	3.1		3.1		—		—
Total adjustments	17.9		3.1		—		14.8

Adjusted operating income (expense)	$149.4	12.6%	$137.5	15.3%	$44.8	15.5%	$(32.9)

(1)	In the first quarter of 2024, we recorded $3.1 million of operational start-up costs in cost of sales for the capacity expansion of its manufacturing and distribution facilities in the U.S., which include personnel and facility related costs.
(2)	In the first quarter of 2024, we recorded $14.8 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm.

The following table sets forth our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,208.1		$919.6		$288.5		$—

Gross profit	$499.9	41.4%	$344.0	37.4%	$155.9	54.0%	$—
Adjustments:
ERP system transition (1)	3.2		3.2		—		—
Operational start-up costs (2)	1.7		1.7		—		—
Total adjustments	4.9		4.9		—		—

Adjusted gross profit	$504.8	41.8%	$348.9	37.9%	$155.9	54.0%	$—

Operating income (expense)	$143.3	11.9%	$136.0	14.8%	$44.2	15.3%	$(36.9)
Adjustments:
Transaction costs (3)	5.2		—		—		5.2
ERP system transition (1)	3.2		3.2		—		—
Operational start-up costs (2)	1.7		1.7		—		—
Total adjustments	10.1		4.9		—		5.2

Adjusted operating income (expense)	$153.4	12.7%	$140.9	15.3%	$44.2	15.3%	$(31.7)

(1)	In the first quarter of 2023, we recorded $3.2 million of charges related to the transition of its ERP system in cost of sales.
(2)	In the first quarter of 2023, we recorded $1.7 million of operational start-up costs in cost of sales.
(3)	In the first quarter of 2023, we recorded $5.2 million of transaction costs primarily associated with the pending acquisition of Mattress Firm.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in millions)	March 31, 2024	March 31, 2023
Net income	$76.3	$85.3
Interest expense, net	34.3	32.8
Income taxes	20.7	24.5
Depreciation and amortization	49.0	45.0
EBITDA	$180.3	$187.6
Adjustments:
Transaction costs (1)	14.8	5.2
Operational start-up costs (2)	3.1	1.7
ERP system transition (3)	—	3.2
Adjusted EBITDA	$198.2	$197.7

(1)	In the first quarter of 2024, we recorded $14.8 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm. In the first quarter of 2023, we recorded $5.2 million of transaction costs primarily associated with the pending acquisition of Mattress Firm.
(2)	In the first quarter of 2024, we recorded $3.1 million of operational start-up costs in cost of sales for the capacity expansion of its manufacturing and distribution facilities in the U.S., which include personnel and facility related costs. In the first quarter of 2023, we recorded $1.7 million of operational start-up costs in cost of sales.
(3)	In the first quarter of 2023, we recorded $3.2 million of charges related to the transition of its ERP system in cost of sales.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended March 31, 2024:

Trailing Twelve Months Ended
(in millions)	March 31, 2024
Net income	$359.1
Interest expense, net	131.4
Loss on extinguishment of debt (1)	3.2
Income tax provision	99.6
Depreciation and amortization	188.8
EBITDA	$782.1
Adjustments:
Transaction costs (2)	58.6
Cybersecurity event (3)	14.3
Operational start-up costs (4)	11.8
Fair value remeasurement (5)	11.0
Adjusted EBITDA	$877.8

Consolidated indebtedness less netted cash	$2,501.9

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	2.85 times

(1)	In the trailing twelve months ended March 31, 2024, we recognized $3.2 million of loss on extinguishment of debt associated with the refinancing of its senior secured credit facilities.
(2)	In the trailing twelve months ended March 31, 2024, we recognized $58.6 million of transaction costs associated with the pending acquisition of Mattress Firm.
(3)	In the trailing twelve months ended March 31, 2024, we recorded $14.3 million of costs associated with the cybersecurity event identified on July 23, 2023. Cost of sales included $10.1 million of manufacturing and network disruption costs incurred to ensure business continuity. Operating expenses included $4.2 million, primarily related to professional fees incurred for incident response, containment measures and stabilization of our information systems.
(4)	In the trailing twelve months ended March 31, 2024, we recognized $11.8 million of operational start-up costs.
(5)	In the trailing twelve months ended March 31, 2024, we recorded a fair value remeasurement of $11.0 million related to a strategic investment in a product innovation initiative.

Under the 2023 Credit Agreement, the ratio of adjusted EBITDA to consolidated indebtedness less netted cash was 2.85 times for the trailing twelve months ended March 31, 2024. The 2023 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of March 31, 2024. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2023 Credit Agreement for purposes of certain financial covenants.

(in millions)	March 31, 2024
Total debt, net	$2,573.7
Plus: Deferred financing costs (1)	20.7
Consolidated indebtedness	2,594.4
Less: Netted cash (2)	92.5
Consolidated indebtedness less netted cash	$2,501.9

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

Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in the 2023 Annual Report. There have been no material changes to our critical accounting policies and estimates in 2024.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in ITEM 7A of Part II of our 2023 Annual Report. Management has reassessed the quantitative and qualitative market risk disclosures described in our 2023 Annual Report and determined there were no material changes to market risks for the three months ended March 31, 2024.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2024:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
January 1, 2024 - January 31, 2024	909,959	(1)	$48.14	—	$774.5
February 1, 2024 - February 29, 2024	—		$—	—	$774.5
March 1, 2024 - March 31, 2024	—		$—	—	$774.5
Total	909,959			—

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended March 31, 2024, none of our directors or executive officers adopted any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined Regulation S-K, Item 408).

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

4.4	Form of 3.875% Senior Notes due 2031 (included in Exhibit 10.1 (but numbered 4.2) to the Registrant's Current Report on Form 8-K as filed on September 24, 2021). (1)
4.5	Description of Securities (filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-K as filed on February 16, 2024). (1)
10.1
Amendment No. 1 dated as of February 6, 2024 among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as administrative agent, to the Credit Agreement dated as of October 10, 2023 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on February 8, 2024). (1)

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
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: May 9, 2024	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer