Form 10-Q
period 2024-06-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2024-08-08
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2024
or
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

The number of shares outstanding of the registrant’s common stock as of August 2, 2024 was 173,649,328 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment including its impact on consumer behavior in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events (including the Russia-Ukraine conflict and the conflict in the Middle East), labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth including the pending merger with Mattress Firm Group Inc. ("Mattress Firm"); expectations regarding the satisfaction of closing conditions prior to consummation of the acquisition of Mattress Firm, including the outcome of the pending litigation with the U.S. Federal Trade Commission ("FTC"), or the ability to obtain the required financing for the acquisition; expectations regarding Mattress Firm's ongoing operations; the ability to successfully integrate Mattress Firm into the Company's operations and realize synergies from the transaction; the possibility that the expected benefits of the acquisition are not realized when expected or at all; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector, as well as consumer confidence and the availability of consumer financing; the ability to develop and successfully launch new products; capital project timelines; the ability to realize all synergies and benefits of acquisitions (including the pending merger with Mattress Firm); our reliance on information technology ("IT") and the associated risks involving realized or potential security lapses and/or cyber based attacks; the impact of cybersecurity incidents (including the July 2023 incident) on our business, results of operations or financial condition, including our assessments of such impact; the Company's ability to restore its critical operational data and IT systems in a reasonable time frame following a cybersecurity incident; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

Other potential risk factors include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$1,233.6	$1,269.7	$2,423.0	$2,477.8
Cost of sales	679.4	727.4	1,356.2	1,435.6
Gross profit	554.2	542.3	1,066.8	1,042.2
Selling and marketing expenses	276.2	270.2	541.2	526.9
General, administrative and other expenses	107.8	117.5	228.8	222.0
Equity income in earnings of unconsolidated affiliates	(3.1)	(4.2)	(8.0)	(8.8)
Operating income	173.3	158.8	304.8	302.1

Other expense, net:
Interest expense, net	33.4	33.6	67.7	66.4
Other income, net	(0.6)	(0.2)	(0.9)	(0.1)
Total other expense, net	32.8	33.4	66.8	66.3

Income before income taxes	140.5	125.4	238.0	235.8
Income tax provision	(34.0)	(32.2)	(54.7)	(56.7)
Net income before non-controlling interest	106.5	93.2	183.3	179.1
Less: Net income attributable to non-controlling interest	0.4	0.8	0.9	1.4
Net income attributable to Tempur Sealy International, Inc.	$106.1	$92.4	$182.4	$177.7

Earnings per common share:
Basic	$0.61	$0.54	$1.05	$1.03
Diluted	$0.60	$0.52	$1.02	$1.01

Weighted average common shares outstanding:
Basic	173.7	172.1	173.6	172.1
Diluted	178.0	176.8	178.0	176.8
See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income before non-controlling interest	$106.5	$93.2	$183.3	$179.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7.5)	17.2	(23.0)	32.1
Pension benefits loss, net of tax	—	—	(0.3)	—
Other comprehensive (loss) income, net of tax	(7.5)	17.2	(23.3)	32.1
Comprehensive income	99.0	110.4	160.0	211.2
Less: Comprehensive income attributable to non-controlling interest	0.4	0.8	0.9	1.4
Comprehensive income attributable to Tempur Sealy International, Inc.	$98.6	$109.6	$159.1	$209.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$95.8	$74.9
Accounts receivable, net	474.0	431.4
Inventories	507.4	483.1
Prepaid expenses and other current assets	84.5	113.8
Total Current Assets	1,161.7	1,103.2
Property, plant and equipment, net	867.6	878.3
Goodwill	1,076.0	1,083.3
Other intangible assets, net	708.2	714.8
Operating lease right-of-use assets	618.5	636.5
Deferred income taxes	14.5	15.6
Other non-current assets	131.5	122.2
Total Assets	$4,578.0	$4,553.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$353.3	$311.3
Accrued expenses and other current liabilities	415.2	427.1
Short-term operating lease obligations	125.8	119.6
Current portion of long-term debt	48.4	44.9
Income taxes payable	15.1	5.3
Total Current Liabilities	957.8	908.2
Long-term debt, net	2,438.1	2,527.0
Long-term operating lease obligations	552.9	574.8
Deferred income taxes	127.1	127.9
Other non-current liabilities	81.4	82.6
Total Liabilities	4,157.3	4,220.5

Redeemable non-controlling interest	8.9	10.0

Total Stockholders' Equity	411.8	323.4
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$4,578.0	$4,553.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($ in millions)
(unaudited)

Three Months Ended June 30, 2024

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of March 31, 2024	$8.8	283.8	$2.8	110.2	$(3,332.6)	$476.4	$3,332.5	$(152.5)	$326.6
Net income							106.1		106.1
Net income attributable to non-controlling interest	0.4								—
Dividend paid to non-controlling interest in subsidiary	(0.3)								—
Foreign currency adjustments, net of tax								(7.5)	(7.5)
Dividends declared on common stock ($0.13 per share)							(22.9)		(22.9)
Exercise of stock options				—	0.1	(0.1)			—
Issuances of PRSUs and RSUs				—	1.5	(1.5)			—
Treasury stock repurchased - PRSU/RSU releases				—	—				—
Amortization of unearned stock-based compensation						9.5			9.5
Balance as of June 30, 2024	$8.9	283.8	$2.8	110.2	$(3,331.0)	$484.3	$3,415.7	$(160.0)	$411.8

Three Months Ended June 30, 2023

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of March 31, 2023	$8.9	283.8	$2.8	111.7	$(3,386.3)	$525.7	$3,054.5	$(162.0)	34.7
Net income							92.4		92.4
Net income attributable to non-controlling interest	0.8								—
Dividend paid to non-controlling interest in subsidiary	(0.3)								—
Foreign currency adjustments, net of tax								17.2	17.2
Dividends declared on common stock ($0.11 per share)							(19.4)		(19.4)
Exercise of stock options				—	—	—			—
Issuances of PRSUs and RSUs				(0.1)	2.4	(2.4)			—
Treasury stock repurchased - PRSU/RSU releases				—	(0.2)				(0.2)
Amortization of unearned stock-based compensation						13.4			13.4
Balance as of June 30, 2023	$9.4	283.8	$2.8	111.6	$(3,384.1)	$536.7	$3,127.5	$(144.8)	$138.1

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
($ in millions)
(unaudited)

Six Months Ended June 30, 2024

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2023	$10.0	283.8	$2.8	111.5	$(3,380.6)	$558.7	$3,279.2	$(136.7)	$323.4
Net income							182.4		182.4
Net income attributable to non-controlling interests	0.9								—
Dividend paid to non-controlling interest in subsidiary	(2.0)								—
Adjustment to pension liability, net of tax								(0.3)	(0.3)
Foreign currency adjustments, net of tax								(23.0)	(23.0)
Dividends declared on common stock ($0.26 per share)							(45.9)		(45.9)
Exercise of stock options				—	1.4	(1.1)			0.3
Issuances of PRSUs and RSUs				(2.2)	92.0	(92.0)			—
Treasury stock repurchased - PRSU/RSU releases				0.9	(43.8)				(43.8)
Amortization of unearned stock-based compensation						18.7			18.7
Balance as of June 30, 2024	$8.9	283.8	$2.8	110.2	$(3,331.0)	$484.3	$3,415.7	$(160.0)	$411.8

Six Months Ended June 30, 2023

		Tempur Sealy International, Inc. Stockholders' (Deficit) Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2022	$9.8	283.8	$2.8	113.4	$(3,434.7)	$598.2	$2,988.5	$(176.9)	$(22.1)
Net income							177.7		177.7
Net income attributable to non-controlling interests	1.4								—
Dividend paid to non-controlling interest in subsidiary	(1.8)								—
Foreign currency adjustments, net of tax								32.1	32.1
Dividends declared on common stock ($0.22 per share)							(38.7)		(38.7)
Exercise of stock options				(0.1)	1.5	(0.7)			0.8
Issuances of PRSUs and RSUs				(2.7)	85.0	(85.0)			—
Treasury stock repurchased				0.1	(5.0)				(5.0)
Treasury stock repurchased - PRSU/RSU releases				0.9	(30.9)				(30.9)
Amortization of unearned stock-based compensation						24.2			24.2
Balance as of June 30, 2023	$9.4	283.8	$2.8	111.6	$(3,384.1)	$536.7	$3,127.5	$(144.8)	$138.1

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$183.3	$179.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79.7	66.4
Amortization of stock-based compensation	18.7	24.2
Amortization of deferred financing costs	1.9	1.9
Bad debt expense	4.0	4.2
Deferred income taxes	0.2	0.8
Dividends received from unconsolidated affiliates	6.0	3.4
Equity income in earnings of unconsolidated affiliates	(8.0)	(8.8)
Foreign currency adjustments and other	0.5	(1.1)
Changes in operating assets and liabilities	(5.5)	(19.6)
Net cash provided by operating activities	280.8	250.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(60.0)	(112.7)
Other	0.3	0.4
Net cash used in investing activities	(59.7)	(112.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	869.0	1,005.7
Repayments of borrowings under long-term debt obligations	(962.7)	(1,033.3)
Proceeds from exercise of stock options	0.3	0.8
Treasury stock repurchased	(43.8)	(35.9)
Dividends paid	(47.5)	(39.8)
Repayments of finance lease obligations and other	(10.3)	(8.9)
Net cash used in financing activities	(195.0)	(111.4)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5.2)	5.6
Increase in cash and cash equivalents	20.9	32.4
CASH AND CASH EQUIVALENTS, beginning of period	74.9	69.4
CASH AND CASH EQUIVALENTS, end of period	$95.8	$101.8

Supplemental cash flow information:
Cash paid during the period for:
Interest	$72.7	$72.1
Income taxes, net of refunds	$42.0	$52.0

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

(b) Inventories. Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out method, and consist of the following:

	June 30,	December 31,
(in millions)	2024	2023
Finished goods	$362.5	$335.4
Work-in-process	16.3	16.5
Raw materials and supplies	128.6	131.2
	$507.4	$483.1

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The Company had the following activity for its accrued warranty expense from December 31, 2023 to June 30, 2024:

(in millions)
Balance as of December 31, 2023	$40.8
Amounts accrued	6.2
Warranties charged to accrual	(6.6)
Balance as of June 30, 2024	$40.4

As of June 30, 2024 and December 31, 2023, $18.3 million and $18.9 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $22.1 million and $21.9 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Condensed Consolidated Balance Sheets, respectively.

(d) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. As of June 30, 2024, the Company's accounts receivable were substantially current. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2023 to June 30, 2024:

(in millions)
Balance as of December 31, 2023	$66.9
Amounts accrued	4.0
Write-offs charged against the allowance	(3.7)
Balance as of June 30, 2024	$67.2

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

	Fair Value
(in millions)	June 30, 2024	December 31, 2023
2029 Senior Notes	$720.8	$724.2
2031 Senior Notes	$672.3	$677.6

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

On July 2, 2024, the FTC filed a complaint for a temporary restraining order and preliminary injunction in the United States District Court for the Southern District of Texas (the "Court") and an administrative complaint (together with the complaint filed with the Court, the "Actions") to challenge the proposed acquisition of Mattress Firm by the Company. Refer to Note 8, "Commitments and Contingencies" for further details.

The Company believes that a successful litigation process can be completed in the coming months, which would allow the transaction to close in late 2024 or early 2025. Following the close of the transaction, Mattress Firm is expected to operate as a separate business unit within the Company.

(2) Net Sales

The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$854.8	$95.7	$950.5	$896.0	$93.2	$989.2
Direct	123.6	159.5	283.1	120.8	159.7	280.5
Net sales	$978.4	$255.2	$1,233.6	$1,016.8	$252.9	$1,269.7

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$903.2	$—	$903.2	$946.2	$—	$946.2
All Other	75.2	255.2	330.4	70.6	252.9	323.5
Net sales	$978.4	$255.2	$1,233.6	$1,016.8	$252.9	$1,269.7

Substantially all revenue is associated with bedding product sales.

The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$1,631.7	$204.6	$1,836.3	$1,700.3	$201.5	$1,901.8
Direct	247.8	338.9	586.7	236.1	339.9	576.0
Net sales	$1,879.5	$543.5	$2,423.0	$1,936.4	$541.4	$2,477.8

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$1,736.4	$—	$1,736.4	$1,801.1	$—	$1,801.1
All Other	143.1	543.5	686.6	135.3	541.4	676.7
Net sales	$1,879.5	$543.5	$2,423.0	$1,936.4	$541.4	$2,477.8

Substantially all revenue is associated with bedding product sales.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(3) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2023	$609.7	$473.6	$1,083.3
Foreign currency translation and other	(2.6)	(4.7)	(7.3)
Balance as of June 30, 2024	$607.1	$468.9	$1,076.0

(4) Debt

Debt for the Company consists of the following:

	June 30, 2024		December 31, 2023
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2023 Credit Agreement:
Term A Facility	$487.5	(1)	$500.0	(1)	October 10, 2028
Revolver	76.5	(1)	183.0	(1)	October 10, 2028
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	182.8	(2)	157.6	(2)	April 7, 2025
Finance lease obligations (3)	98.2		92.1		Various
Other	60.8		60.9		Various
Total debt	2,505.8		2,593.6
Less: Deferred financing costs	19.3		21.7
Total debt, net	2,486.5		2,571.9
Less: Current portion	48.4		44.9
Total long-term debt, net	$2,438.1		$2,527.0

(1)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.250%.
(2)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(3)	New finance lease obligations are a non-cash financing activity.

As of June 30, 2024, the Company was in compliance with all applicable debt covenants.

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

On February 6, 2024, the Company and certain other parties thereto entered into an amendment to the 2023 Credit Agreement which provides for a $625.0 million delayed draw term loan and a $40.0 million increase in availability on the existing revolving loan. Once drawn, the instruments will have the same terms and conditions as the Company's existing term loans and revolving loans, respectively, under the 2023 Credit Agreement. This amendment was executed in connection with the Company's financing strategy for the pending acquisition of Mattress Firm.

The Company had $76.5 million in outstanding borrowings under the revolving credit facility as of June 30, 2024. Total availability under the revolving facility was $1,112.9 million, after a $0.6 million reduction for outstanding letters of credit, as of June 30, 2024.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). As of June 30, 2024, the Company had completely drawn on the outstanding availability of the Accounts Receivable Securitization with borrowings of $182.8 million. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. Borrowings under this facility are classified as long-term debt within the Condensed Consolidated Balance Sheets at June 30, 2024, based on the Company's ability and intent to refinance on a long-term basis.

(5) Stockholders' Equity

(a) Treasury Stock. As of June 30, 2024, the Company had approximately $774.5 million remaining under its share repurchase authorization. The Company did not repurchase shares under the program during the three and six months ended June 30, 2024. The Company did not repurchase shares under the program during the three months ended June 30, 2023. The Company repurchased 0.1 million shares under the program for approximately $5.0 million during the six months ended June 30, 2023.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three and six months ended June 30, 2024 and 2023, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in an immaterial amount of treasury stock acquired during the three months ended June 30, 2024 and $0.2 million of treasury stock acquired during the three months ended June 30, 2023. The Company acquired approximately $43.8 million and $30.9 million in treasury stock during the six months ended June 30, 2024 and 2023, respectively.

(b) Accumulated Other Comprehensive Loss ("AOCL"). AOCL consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Foreign Currency Translation
Balance at beginning of period	$(151.0)	$(160.4)	$(135.5)	$(175.3)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(7.5)	17.2	(23.0)	32.1
Balance at end of period	$(158.5)	$(143.2)	$(158.5)	$(143.2)

Pensions
Balance at beginning of period	$(1.5)	$(1.6)	$(1.2)	$(1.6)
Other comprehensive loss:
Net change from period revaluations (2)	—	—	(0.3)	—
Balance at end of period	$(1.5)	$(1.6)	$(1.5)	$(1.6)

(1)	In 2024 and 2023, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	In 2024, there were no tax impacts related to pension adjustments.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(6) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Wages and benefits	$86.7	$102.1
Unearned revenue	65.5	53.3
Advertising	54.6	62.6
Taxes	17.0	15.4
Other	191.4	193.7
	$415.2	$427.1

(7) Stock-Based Compensation

The Company's stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 included PRSUs, RSUs and non-qualified stock options. A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
PRSU expense	$4.5	$7.8	$8.6	$12.9
RSU expense	4.5	5.1	9.0	10.2
Option expense	0.5	0.5	1.1	1.1
Total stock-based compensation expense	$9.5	$13.4	$18.7	$24.2

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2024, the Company granted PRSUs as a component of the long-term incentive plan ("2024 PRSUs"). The Company has recorded stock-based compensation expense related to the 2024 PRSUs during the three and six months ended June 30, 2024, as it was probable that the Company would achieve the specified performance targets for the performance period.

(8) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. Except as disclosed, the Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable potential losses. Accordingly, the Company has not established material reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, the matters do not relate to a probable loss and/or the amount or range of losses are not reasonably estimable. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings described below, it could, in the future, enter into settlements of claims that could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Mattress Firm Pending Acquisition

On July 2, 2024, the FTC filed the Actions alleging that, if consummated, the pending acquisition of Mattress Firm may substantially lessen competition and would be an unfair method of competition. If the administrative court or the Court rule in favor of the FTC, the completion of the acquisition of Mattress Firm may be delayed for a significant period of time (including beyond the termination date of February 9, 2025) or prevented from occurring. On July 16, 2024 the Court entered a temporary restraining order enjoining the completion of the merger until the Court rules on the FTC's motion for a preliminary injunction. In each of the Company's and Mattress Firm's respective answers to the Actions, the Company and Mattress Firm each denied the FTC's substantive allegations; asserted numerous defenses; described the pro-competitive aspects and

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
significant consumer benefits relating to the merger; and denied that the combination of their respective businesses would violate any law. The Company intends to defend the lawsuit vigorously.

(9) Income Taxes

The Company's effective tax rates for the three months ended June 30, 2024 and 2023 were 24.2% and 25.7%, respectively. The Company's effective tax rates for the six months ended June 30, 2024 and 2023 were 23.0% and 24.1%, respectively. The Company's effective tax rates for the three and six months ended June 30, 2024 and 2023 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.

The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum effective tax of 15% on income arising in each jurisdiction ("Pillar 2") that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, the Company is evaluating the potential consequences of Pillar 2 on its longer-term financial position. In 2024, the Company does not expect Pillar 2 to have a material impact on its financial results.

(10) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per common share amounts)	2024	2023	2024	2023
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$106.1	$92.4	$182.4	$177.7

Denominator:
Denominator for basic earnings per common share-weighted average shares	173.7	172.1	173.6	172.1
Effect of dilutive securities	4.3	4.7	4.4	4.7
Denominator for diluted earnings per common share-adjusted weighted average shares	178.0	176.8	178.0	176.8

Basic earnings per common share	$0.61	$0.54	$1.05	$1.03

Diluted earnings per common share	$0.60	$0.52	$1.02	$1.01

The Company excludes shares issuable upon exercise of outstanding stock options from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive.

As a result, the Company excluded an immaterial amount of shares for the three and six months ended June 30, 2024 and excluded 0.6 million shares for the three and six months ended June 30, 2023. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon the award vesting.

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

The following table summarizes total assets by segment:

(in millions)	June 30, 2024	December 31, 2023
North America	$5,505.0	$5,291.0
International	1,402.5	1,405.2
Corporate	1,581.0	1,269.5
Inter-segment eliminations	(3,910.5)	(3,411.8)
Total assets	$4,578.0	$4,553.9

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	June 30, 2024	December 31, 2023
North America	$734.3	$753.8
International	95.9	91.3
Corporate	37.4	33.2
Total property, plant and equipment, net	$867.6	$878.3

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	June 30, 2024	December 31, 2023
North America	$435.0	$453.5
International	179.8	180.2
Corporate	3.7	2.8
Total operating lease right-of-use assets	$618.5	$636.5

The following table summarizes segment information for the three months ended June 30, 2024:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$978.4	$255.2	$—	$—	$1,233.6

Inter-segment sales	$0.2	$—	$—	$(0.2)	$—
Inter-segment royalty expense (income)	9.3	(9.3)	—	—	—
Gross profit	409.8	144.4	—	—	554.2
Operating income (loss)	180.4	31.8	(38.9)	—	173.3
Income (loss) before income taxes	177.2	35.3	(72.0)	—	140.5

Depreciation and amortization (1)	$31.5	$6.7	$11.8	$—	$50.0
Capital expenditures	16.0	8.9	3.6	—	28.5
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended June 30, 2023:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,016.8	$252.9	$—	$—	$1,269.7

Inter-segment sales	$0.3	$0.4	$—	$(0.7)	$—
Inter-segment royalty expense (income)	9.3	(9.3)	—	—	—
Gross profit	403.4	138.9	—	—	542.3
Operating income (loss)	174.1	33.9	(49.2)	—	158.8
Income (loss) before income taxes	172.4	32.7	(79.7)	—	125.4

Depreciation and amortization (1)	$24.3	$6.4	$15.3	$—	$46.0
Capital expenditures	52.3	6.8	1.5	—	60.6
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2024:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,879.5	$543.5	$—	$—	$2,423.0

Inter-segment sales	$0.5	$0.1	$—	$(0.6)	$—
Inter-segment royalty expense (income)	16.7	(16.7)	—	—	—
Gross profit	762.6	304.2	—	—	1,066.8
Operating income (loss)	314.8	76.6	(86.6)	—	304.8
Income (loss) before income taxes	308.6	83.0	(153.6)	—	238.0

Depreciation and amortization (1)	$62.2	$13.2	$23.0	$—	$98.4
Capital expenditures	36.7	15.1	8.2	—	60.0
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2023:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,936.4	$541.4	$—	$—	$2,477.8

Inter-segment sales	$0.6	$0.4	$—	$(1.0)	$—
Inter-segment royalty expense (income)	16.7	(16.7)	—	—	—
Gross profit	747.4	294.8	—	—	1,042.2
Operating income (loss)	310.1	78.1	(86.1)	—	302.1
Income (loss) from continuing operations before income taxes	306.6	75.7	(146.5)	—	235.8

Depreciation and amortization (1)	$49.8	$12.9	$27.9	$—	$90.6
Capital expenditures	98.1	11.5	3.1	—	112.7
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	June 30, 2024	December 31, 2023
United States	$751.3	$764.1
All other	116.3	114.2
Total property, plant and equipment, net	$867.6	$878.3

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	June 30, 2024	December 31, 2023
United States	$427.4	$444.2
United Kingdom	141.6	146.5
All other	49.5	45.8
Total operating lease right-of-use assets	$618.5	$636.5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the 2023 Annual Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the 2023 Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report and in the 2023 Annual Report, the section titled "Risk Factors" contained in ITEM 1A of Part I of the 2023 Annual Report and in ITEM 1A of Part II of this Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and six months ended June 30, 2024, including the following topics:

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

In the second half of 2024, we expect a continuation of the current macroeconomic environment, which includes the impact of inflation and interest rate pressures on the consumer. These macroeconomic pressures on the consumer continue to challenge the global bedding industry. Ongoing geopolitical conflicts may also introduce further uncertainty for the consumer. We expect to outperform the bedding industry, amid these macroeconomic headwinds, as a result of our successful new product launches and recent distribution gains in the U.S.

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

On July 2, 2024, the FTC filed a complaint for temporary restraining order and preliminary injunction in the United States District Court for the Southern District of Texas (the "Court") and an administrative complaint (together with the complaint filed with the Court, the "Actions") to challenge our proposed acquisition of Mattress Firm. Refer to Note 8, "Commitments and Contingencies" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 of this Report for further details.

We believe that a successful litigation process can be completed in the coming months, which would allow the transaction to close in late 2024 or early 2025. Following the close of the transaction, Mattress Firm is expected to operate as a separate business unit.

Product Launches

In 2024, we are launching a new portfolio of Tempur-Pedic® Adapt mattresses in our North America segment. This next-generation technology sets the standard for support, pressure relief and motion cancellation with Tempur material precisely responding to your body's weight, shape and temperature in a way no other mattress does. This collection was designed to complement the Tempur-Pedic® Breeze collection and Tempur-Ergo® Smart Bases launched in 2023 and finishes the complete reset of our core Tempur lineup.

In our International segment in 2024, we completed the rollout of the new line of Tempur® products in over 90 markets through our wholly-owned subsidiaries and third-party distributors. This new line of products will broaden Tempur®'s price range, with the super-premium price point ceiling maintained and the floor expanded into the premium category to broaden our global addressable market.

Results of Operations

A summary of our results for the three months ended June 30, 2024 include:

•Total net sales decreased 2.8% to $1,233.6 million as compared to $1,269.7 million in the second quarter of 2023, with a decrease of 3.8% in the North America business segment and consistent sales in the International business segment. On a constant currency basis, which is a non-GAAP financial measure, total net sales decreased 2.6%, with a decrease of 3.8% in the North America business segment and an increase of 1.9% in the International business segment.
•Gross margin was 44.9% as compared to 42.7% in the second quarter of 2023.
•Operating income increased 9.1% to $173.3 million as compared to $158.8 million in the second quarter of 2023. Adjusted operating income, which is a non-GAAP financial measure, increased 5.1% to $180.6 million as compared to $171.8 million in the second quarter of 2023.
•Net income increased 14.8% to $106.1 million as compared to $92.4 million in the second quarter of 2023. Adjusted net income, which is a non-GAAP financial measure, increased 9.5% to $111.7 million as compared to $102.0 million in the second quarter of 2023.
•Earnings per diluted share ("EPS") increased 15.4% to $0.60 as compared to $0.52 in the second quarter of 2023. Adjusted EPS, which is a non-GAAP financial measure, increased 8.6% to $0.63 as compared to $0.58 in the second quarter of 2023.

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

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2023

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended June 30,
(in millions, except percentages and per share amounts)	2024		2023
Net sales	$1,233.6	100.0%	$1,269.7	100.0%
Cost of sales	679.4	55.1	727.4	57.3
Gross profit	554.2	44.9	542.3	42.7
Selling and marketing expenses	276.2	22.4	270.2	21.3
General, administrative and other expenses	107.8	8.7	117.5	9.3
Equity income in earnings of unconsolidated affiliates	(3.1)	(0.3)	(4.2)	(0.3)
Operating income	173.3	14.0	158.8	12.5

Other expense, net:
Interest expense, net	33.4	2.7	33.6	2.6
Other income, net	(0.6)	—	(0.2)	—
Total other expense, net	32.8	2.7	33.4	2.6

Income before income taxes	140.5	11.4	125.4	9.9
Income tax provision	(34.0)	(2.8)	(32.2)	(2.5)
Net income before non-controlling interest	106.5	8.6	93.2	7.3
Less: Net income attributable to non-controlling interest	0.4	—	0.8	0.1
Net income attributable to Tempur Sealy International, Inc.	$106.1	8.6%	$92.4	7.2%

Earnings per common share:
Basic	$0.61		$0.54
Diluted	$0.60		$0.52

Weighted average common shares outstanding:
Basic	173.7		172.1
Diluted	178.0		176.8

NET SALES

	Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$950.5	$989.2	$854.8	$896.0	$95.7	$93.2
Direct	283.1	280.5	123.6	120.8	159.5	159.7
Total net sales	$1,233.6	$1,269.7	$978.4	$1,016.8	$255.2	$252.9

Net sales decreased 2.8%, and on a constant currency basis decreased 2.6%. The change in net sales was driven by the following:

•North America net sales decreased $38.4 million, or 3.8%. Net sales in the Wholesale channel decreased $41.2 million, or 4.6%, primarily driven by continued macroeconomic pressures impacting U.S. consumer behavior. Net sales in the Direct channel increased $2.8 million, or 2.3%, as compared to the second quarter of 2023.

•International net sales increased $2.3 million, or 0.9%. On a constant currency basis, International net sales increased 1.9%. Net sales in the Wholesale channel increased 4.8% on a constant currency basis. Net sales in the Direct channel increased 0.1% on a constant currency basis.

GROSS PROFIT

	Three Months Ended June 30,
	2024		2023
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$409.8	41.9%	$403.4	39.7%	2.2%
International	144.4	56.6%	138.9	54.9%	1.7%
Consolidated gross margin	$554.2	44.9%	$542.3	42.7%	2.2%

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

Gross margin improved 220 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 220 basis points. The improvement in gross margin was primarily driven by favorable commodity costs of 130 basis points, operational efficiencies of 120 basis points and favorable product launch costs of 110 basis points. These improvements were partially offset by the mix impact of the new distribution win for our OEM business of 140 basis points.

•International gross margin improved 170 basis points. The improvement in gross margin was primarily driven by operational efficiencies of 110 basis points and favorable product launch costs of 80 basis points.

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

	Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$119.3	$118.6	$98.5	$101.8	$20.8	$16.8	$—	$—
Other selling and marketing expenses	156.9	151.6	85.2	81.5	67.5	64.3	4.2	5.8
General, administrative and other expenses	107.8	117.5	45.7	46.0	27.4	28.1	34.7	43.4
Total operating expenses	$384.0	$387.7	$229.4	$229.3	$115.7	$109.2	$38.9	$49.2

Operating expenses decreased $3.7 million, or 1.0%, and increased 60 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $0.1 million, consistent with prior year, and increased 80 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives, partially offset by decreased variable compensation expense.

•International operating expenses increased $6.5 million, or 6.0%, and increased 210 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.

•Corporate operating expenses decreased $10.3 million, or 20.9%. The decrease in operating expenses was primarily driven by decreased variable compensation expense and transaction costs related to the pending acquisition of Mattress Firm.

Research and development expenses for the three months ended June 30, 2024 were $7.7 million compared to $7.3 million for the three months ended June 30, 2023, an increase of $0.4 million, or 5.5%.

OPERATING INCOME

	Three Months Ended June 30,
	2024		2023
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$180.4	18.4%	$174.1	17.1%	1.3%
International	31.8	12.5%	33.9	13.4%	(0.9)%
	212.2		208.0
Corporate expenses	(38.9)		(49.2)
Total operating income	$173.3	14.0%	$158.8	12.5%	1.5%

Operating income increased $14.5 million and operating margin improved 150 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $6.3 million and operating margin improved 130 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 220 basis points, partially offset by operating expense deleverage of 80 basis points.

•International operating income decreased $2.1 million and operating margin declined 90 basis points. The decline in operating margin was driven by operating expense deleverage of 210 basis points and Asia joint venture performance, partially offset by the improvement in gross margin of 170 basis points.

•Corporate operating expenses decreased $10.3 million, which positively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Three Months Ended June 30,
(in millions, except percentages)	2024	2023	% Change
Interest expense, net	$33.4	$33.6	(0.6)%

Interest expense, net, decreased $0.2 million, or 0.6%. The decrease in interest expense, net, was primarily driven by reduced average levels of outstanding variable rate debt.

INCOME TAX PROVISION

	Three Months Ended June 30,
(in millions, except percentages)	2024	2023	% Change
Income tax provision	$34.0	$32.2	5.6%
Effective tax rate	24.2%	25.7%

Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $1.8 million due to an increase in income before income taxes. Our effective tax rate for the three months ended June 30, 2024 as compared to the prior year declined by 150 basis points. The effective tax rates as compared to the U.S. federal statutory rates for the three months ended June 30, 2024 and 2023 included a net favorable impact of other discrete items.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2023

    The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Six Months Ended June 30,
(in millions, except percentages and per share amounts)	2024		2023
Net sales	$2,423.0	100.0%	$2,477.8	100.0%
Cost of sales	1,356.2	56.0	1,435.6	57.9
Gross profit	1,066.8	44.0	1,042.2	42.1
Selling and marketing expenses	541.2	22.3	526.9	21.3
General, administrative and other expenses	228.8	9.4	222.0	9.0
Equity income in earnings of unconsolidated affiliates	(8.0)	(0.3)	(8.8)	(0.4)
Operating income	304.8	12.6	302.1	12.2

Other expense, net:
Interest expense, net	67.7	2.8	66.4	2.7
Other income, net	(0.9)	—	(0.1)	—
Total other expense, net	66.8	2.8	66.3	2.7

Income before income taxes	238.0	9.8	235.8	9.5
Income tax provision	(54.7)	(2.3)	(56.7)	(2.3)
Net income before non-controlling interest	183.3	7.6	179.1	7.2
Less: Net income attributable to non-controlling interest	0.9	—	1.4	0.1
Net income attributable to Tempur Sealy International, Inc.	$182.4	7.6%	$177.7	7.1%

Earnings per common share:
Basic	$1.05		$1.03
Diluted	$1.02		$1.01

Weighted average common shares outstanding:
Basic	173.6		172.1
Diluted	178.0		176.8

NET SALES

	Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$1,836.3	$1,901.8	$1,631.7	$1,700.3	$204.6	$201.5
Direct	586.7	576.0	247.8	236.1	338.9	339.9
Total net sales	$2,423.0	$2,477.8	$1,879.5	$1,936.4	$543.5	$541.4

    Net sales decreased 2.2%, and on a constant currency basis decreased 2.4%. The change in net sales was driven by the following:

•North America net sales decreased $56.9 million, or 2.9%. Net sales in the Wholesale channel decreased $68.6 million, or 4.0%, primarily driven by continued macroeconomic pressures impacting U.S. consumer behavior. Net sales in the Direct channel increased $11.7 million, or 5.0%, primarily driven by strength in our e-commerce business.

•International net sales increased $2.1 million, or 0.4%. On a constant currency basis, International net sales were consistent with the prior year. Net sales in the Wholesale channel increased 2.7% on a constant currency basis. Net sales in the Direct channel decreased 1.6% on a constant currency basis.

GROSS PROFIT

	Six Months Ended June 30,
	2024		2023
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$762.6	40.6%	$747.4	38.6%	2.0%
International	304.2	56.0%	294.8	54.5%	1.5%
Consolidated gross margin	$1,066.8	44.0%	$1,042.2	42.1%	1.9%

    Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

    Gross margin improved 190 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 200 basis points. The improvement in gross margin was primarily driven by favorable commodity costs of 150 basis points, operational efficiencies of 70 basis points and favorable product launch costs. These improvements were partially offset by the mix impact of the new distribution win for our OEM business of 70 basis points.

•International gross margin improved 150 basis points. The improvement in gross margin was primarily driven by operational efficiencies of 90 basis points and favorable commodity costs.

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

	Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$227.3	$230.7	$182.9	$188.7	$44.4	$42.0	$—	$—
Other selling and marketing expenses	313.9	296.2	170.5	157.5	135.1	128.3	8.3	10.4
General, administrative and other expenses	228.8	222.0	94.4	91.1	56.1	55.2	78.3	75.7
Total operating expenses	$770.0	$748.9	$447.8	$437.3	$235.6	$225.5	$86.6	$86.1

    Operating expenses increased $21.1 million, or 2.8%, and increased 160 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $10.5 million, or 2.4%, and increased 120 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.

•International operating expenses increased $10.1 million, or 4.5%, and increased 160 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.

•Corporate operating expenses increased $0.5 million, or 0.6%. The increase in operating expenses was primarily driven by transaction costs related to the pending acquisition of Mattress Firm, partially offset by decreased variable compensation expense.

    Research and development expenses were $15.8 million for the six months ended June 30, 2024 as compared to $14.8 million for the six months ended June 30, 2023, an increase of $1.0 million, or 6.8%.

OPERATING INCOME

	Six Months Ended June 30,
	2024		2023
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$314.8	16.7%	$310.1	16.0%	0.7%
International	76.6	14.1%	78.1	14.4%	(0.3)%
	391.4		388.2
Corporate expenses	(86.6)		(86.1)
Total operating income	$304.8	12.6%	$302.1	12.2%	0.4%

Operating income increased $2.7 million and operating margin improved 40 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $4.7 million and operating margin improved 70 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 200 basis points, partially offset by operating expense deleverage of 120 basis points.

•International operating income decreased $1.5 million and operating margin declined 30 basis points. The decline in operating margin was primarily driven by operating expense deleverage of 160 basis points, partially offset by the improvement in gross margin of 150 basis points.

•Corporate operating expenses increased $0.5 million, which negatively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Six Months Ended June 30,
(in millions, except percentages)	2024	2023	% Change
Interest expense, net	$67.7	$66.4	2.0%

Interest expense, net, increased $1.3 million, or 2.0%. The increase in interest expense, net, was primarily driven by higher interest rates on our variable rate debt.

INCOME TAX PROVISION

	Six Months Ended June 30,
(in millions, except percentages)	2024	2023	% Change
Income tax provision	$54.7	$56.7	(3.5)%
Effective tax rate	23.0%	24.1%

Our income tax provision decreased $2.0 million. Our effective tax rate for the six months ended June 30, 2024 as compared to the prior year declined 110 basis points. The effective tax rates as compared to the U.S. federal statutory rates for the six months ended June 30, 2024 and 2023 included the net favorable impact of the deductibility of stock compensation in the U.S., which was offset by the unfavorable impact of discrete items.

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

As of June 30, 2024, we had net working capital of $203.9 million, including cash and cash equivalents of $95.8 million, as compared to a working capital of $195.0 million, including cash and cash equivalents of $74.9 million, as of December 31, 2023. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from operations for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by (used in) operations:
Operating activities	$280.8	$250.5
Investing activities	(59.7)	(112.3)
Financing activities	(195.0)	(111.4)

Cash provided by operating activities increased $30.3 million in the six months ended June 30, 2024 as compared to the same period in 2023. The increase in cash provided by operating activities was primarily driven by a $14.1 million increase in cash provided by changes in operating assets and liabilities and a $13.3 million increase in depreciation expense associated with our new Tempur manufacturing facility.

Cash used in investing activities decreased $52.6 million in the six months ended June 30, 2024 as compared to the same period in 2023. The decrease in cash used in investing activities was primarily driven by decreased capital expenditures related to our manufacturing capacity expansion projects in 2023.

Cash used in financing activities increased $83.6 million in the six months ended June 30, 2024 as compared to the same period in 2023. For the six months ended June 30, 2024, we had net repayments of $93.7 million on our credit facilities as compared to $27.6 million in the same period in 2023. We repurchased $43.8 million and $35.9 million of our common stock to satisfy tax withholding obligations upon the vesting of our long-term incentive plans during the six months ended June 30, 2024 and 2023, respectively. Additionally, we paid dividends to shareholders of $47.5 million and $39.8 million, during the six months ended June 30, 2024 and 2023, respectively.

Capital Expenditures

Capital expenditures totaled $60.0 million and $112.7 million for the six months ended June 30, 2024 and 2023, respectively. We currently expect our 2024 capital expenditures to be approximately $140 million, which includes maintenance capital expenditures of $110 million.

Indebtedness

Our total debt decreased to $2,505.8 million as of June 30, 2024 from $2,593.6 million as of December 31, 2023. Total availability under our revolving senior secured credit facility was $1,112.9 million as of June 30, 2024. Refer to Note 4, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

On February 6, 2024, we entered into an amendment to the 2023 Credit Agreement which provides for a $625.0 million delayed draw term loan and a $40.0 million increase in availability on the existing revolving loan. Once drawn, the instruments will have the same terms and conditions as the Company's existing term loans and revolving loans, respectively, under the 2023 Credit Agreement. This amendment was executed in connection with the Company's financing strategy for the pending acquisition of Mattress Firm.

As of June 30, 2024, our ratio of consolidated indebtedness less netted cash to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, in accordance with our 2023 Credit Agreement was 2.70 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2023 Credit Agreement, which limits this ratio to 5.00 times. As of June 30, 2024, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the six months ended June 30, 2024, we did not repurchase shares under our share repurchase program. As of June 30, 2024, we had $774.5 million remaining under our share repurchase authorization.

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

Future Liquidity Sources and Uses

As of June 30, 2024, we had $1,208.7 million of liquidity, including $95.8 million of cash on hand and $1,112.9 million available under our 2023 Credit Agreement. In addition, we expect to generate cash flow from operations in the full year 2024. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, debt service obligations and dividend payments.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through strategic acquisition opportunities that enhance our global competitiveness, as well as quarterly dividends and opportunistic share repurchases.

The Board of Directors declared a dividend of $0.13 per share for the third quarter of 2024. The dividend is payable on August 29, 2024 to shareholders of record as of August 15, 2024.

As of June 30, 2024, we had $2,505.8 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $2,410.0 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 2.70 times for the trailing twelve months ended June 30, 2024.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended June 30, 2024 and 2023:

	Three Months Ended
(in millions, except per share amounts)	June 30, 2024	June 30, 2023
Net income	$106.1	$92.4
Transaction costs (1)	7.3	10.6
Operational start-up costs (2)	—	2.4
Adjusted income tax provision (3)	(1.7)	(3.4)
Adjusted net income	$111.7	$102.0

Adjusted earnings per common share, diluted	$0.63	$0.58

Diluted shares outstanding	178.0	176.8

(1)	In the second quarter of 2024, we recorded $7.3 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm. In the second quarter of 2023, we recorded $10.6 million of transaction costs primarily associated with the pending acquisition of Mattress Firm.
(2)	In the second quarter of 2023, we recorded $2.4 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs.
(3)	Adjusted income tax provision represents the tax effects associated with the aforementioned items.

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted operating income (expense) for the three months ended June 30, 2024.

	Three Months Ended June 30, 2024
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,233.6		$978.4		$255.2		$—

Gross profit	$554.2	44.9%	$409.8	41.9%	$144.4	56.6%	$—

Operating income (expense)	$173.3	14.0%	$180.4	18.4%	$31.8	12.5%	$(38.9)
Adjustments:
Transaction costs (1)	7.3		—		—		7.3
Adjusted operating income (expense)	$180.6	14.6%	$180.4	18.4%	$31.8	12.5%	$(31.6)

(1)	In the second quarter of 2024, we recorded $7.3 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm.

The following table sets forth our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended June 30, 2023.

	Three Months Ended June 30, 2023
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,269.7		$1,016.8		$252.9		$—

Gross profit	$542.3	42.7%	$403.4	39.7%	$138.9	54.9%	$—
Adjustments:
Operational start-up costs (1)	2.4		2.4		—		—
Adjusted gross profit	$544.7	42.9%	$405.8	39.9%	$138.9	54.9%	$—

Operating income (expense)	$158.8	12.5%	$174.1	17.1%	$33.9	13.4%	$(49.2)
Adjustments:
Transaction costs (2)	10.6		—		—		10.6
Operational start-up costs (1)	2.4		2.4		—		—
Total adjustments	13.0		2.4		—		10.6

Adjusted operating income (expense)	$171.8	13.5%	$176.5	17.4%	$33.9	13.4%	$(38.6)

(1)	In the second quarter of 2023, we recorded $2.4 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs.
(2)	In the second quarter of 2023, we recorded $10.6 million of transaction costs primarily associated with the pending acquisition of Mattress Firm.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended June 30, 2024 and 2023:

	Three Months Ended
(in millions)	June 30, 2024	June 30, 2023
Net income	$106.1	$92.4
Interest expense, net	33.4	33.6
Income taxes	34.0	32.2
Depreciation and amortization	50.6	46.3
EBITDA	$224.1	$204.5
Adjustments:
Transaction costs (1)	7.3	10.6
Operational start-up costs (2)	—	2.4
Adjusted EBITDA	$231.4	$217.5

(1)	In the second quarter of 2024, we recorded $7.3 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm. In the second quarter of 2023, we recorded $10.6 million of transaction costs primarily associated with the pending acquisition of Mattress Firm.
(2)	In the second quarter of 2023, we recorded $2.4 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended June 30, 2024:

Trailing Twelve Months Ended
(in millions)	June 30, 2024
Net income	$372.8
Interest expense, net	131.2
Loss on extinguishment of debt (1)	3.2
Income tax provision	101.4
Depreciation and amortization	193.1
EBITDA	$801.7
Adjustments:
Transaction costs (2)	55.3
Cybersecurity event (3)	14.3
Fair value remeasurement (4)	11.0
Operational start-up costs (5)	9.4
Adjusted EBITDA	$891.7

Consolidated indebtedness less netted cash	$2,410.0

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	2.70 times

(1)	In the trailing twelve months ended June 30, 2024, we recognized $3.2 million of loss on extinguishment of debt associated with the refinancing of our senior secured credit facilities.
(2)	In the trailing twelve months ended June 30, 2024, we recognized $55.3 million of transaction costs associated with the pending acquisition of Mattress Firm.
(3)	In the trailing twelve months ended June 30, 2024, we recorded $14.3 million of costs associated with the cybersecurity event identified on July 23, 2023.
(4)	In the trailing twelve months ended June 30, 2024, we recorded a fair value remeasurement of $11.0 million related to a strategic investment in a product innovation initiative.
(5)	In the trailing twelve months ended June 30, 2024, we recognized $9.4 million of operational start-up costs.

Under the 2023 Credit Agreement, the ratio of adjusted EBITDA to consolidated indebtedness less netted cash was 2.70 times for the trailing twelve months ended June 30, 2024. The 2023 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of June 30, 2024. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2023 Credit Agreement for purposes of certain financial covenants.

(in millions)	June 30, 2024
Total debt, net	$2,486.5
Plus: Deferred financing costs (1)	19.3
Consolidated indebtedness	2,505.8
Less: Netted cash (2)	95.8
Consolidated indebtedness less netted cash	$2,410.0

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in ITEM 7A of Part II of our 2023 Annual Report. Management has reassessed the quantitative and qualitative market risk disclosures described in our 2023 Annual Report and determined there were no material changes to market risks for the six months ended June 30, 2024.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS

In order to consummate the previously disclosed, pending merger with Mattress Firm, we and Mattress Firm must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, consummation of the merger may be jeopardized, may not occur, or may be delayed, or the anticipated benefits of the merger may not be achieved.

On May 9, 2023, we entered into the Merger Agreement to acquire Mattress Firm. On July 2, 2024, the FTC filed the Actions. The FTC alleges in the Actions that, if consummated, the pending acquisition of Mattress Firm may substantially lessen competition and would be an unfair method of competition. In each of the Company's and Mattress Firm's respective answers to the Actions, the Company and Mattress Firm each denied the FTC's substantive allegations; asserted numerous defenses; described the pro-competitive aspects and significant consumer benefits relating to the merger; and denied that the combination of their respective businesses would violate any law. The failure to satisfy all of the required closing conditions, including as a result of the Actions, could delay the merger for a significant period of time (including beyond the termination date of February 9, 2025) or prevent it from occurring.

The FTC and the federal courts have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the merger. The failure to satisfy all of the required closing conditions, including as a result of the antitrust actions by the FTC, could delay the completion of the merger for a significant period of time (including beyond the termination date of February 9, 2025) or prevent it from occurring. The FTC or a federal court may also impose conditions, terms, obligations or restrictions, or require divestitures as a condition of permitting the merger. As further described in the Merger Agreement, we have agreed to take certain divestiture actions and agree to certain other obligations or commitments in connection with the consummation of the merger if reasonably likely to permit consummation of the merger, provided that we are not required to take any divestiture actions in excess of an agreed amount specified in the Merger Agreement or if such actions, commitments and divestitures individually or in the aggregate would or would reasonably be expected to have a material and adverse impact on our business or the business of Mattress Firm or the anticipated benefits to the Company of the merger. While we are pursuing the divestiture of certain of our and Mattress Firm's stores, the progress of such process may change and there can be no assurance that we will successfully complete this process on the expected timing or at all.

There can be no assurance that the FTC or a federal court will not impose the aforementioned divestiture obligations, conditions, terms, obligations or restrictions and that such divestiture obligations, conditions, terms, obligations or restrictions will not have the effect of delaying or preventing consummation of the merger or imposing additional material costs on or limiting the benefits of the merger to the Company, or otherwise adversely affecting, including to a material extent, our business, results of operations and financial condition after consummation of the merger. If we are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the FTC or a federal court will approve the terms of such divestitures. We can provide no assurance that these divestiture obligations, conditions, terms, obligations or restrictions will not result in the abandonment of the merger and termination of the Merger Agreement.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2024:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
April 1, 2024 - April 30, 2024	558	(1)	$48.01	—	$774.5
May 1, 2024 - May 31, 2024	1,205	(1)	$54.43	—	$774.5
June 1, 2024 - June 30, 2024	—		$—	—	$774.5
Total	1,763			—

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended June 30, 2024, none of our directors or executive officers adopted any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined Regulation S-K, Item 408).

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
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: August 8, 2024	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer