Form 10-Q
period 2024-09-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2024-11-07
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2024
or
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

The number of shares outstanding of the registrant’s common stock as of November 1, 2024 was 173,652,870 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment including its impact on consumer behavior in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events (including the Russia-Ukraine conflict and the conflict in the Middle East), labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth including the pending merger with Mattress Firm Group Inc. ("Mattress Firm"); expectations regarding the satisfaction of closing conditions prior to consummation of the acquisition of Mattress Firm, including the outcome of the pending litigation with the U.S. Federal Trade Commission ("FTC"); expectations regarding Mattress Firm's ongoing operations; the ability to successfully integrate Mattress Firm into the Company's operations and realize synergies from the transaction; the possibility that the expected benefits of the acquisition are not realized when expected or at all; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector, as well as consumer confidence and the availability of consumer financing; the ability to develop and successfully launch new products; capital project timelines; the ability to realize all synergies and benefits of acquisitions (including the pending merger with Mattress Firm); our reliance on information technology ("IT") and the associated risks involving realized or potential security lapses and/or cyber based attacks; the impact of cybersecurity incidents (including the July 2023 incident) on our business, results of operations or financial condition, including our assessments of such impact; the Company's ability to restore its critical operational data and IT systems in a reasonable time frame following a cybersecurity incident; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

Other potential risk factors include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report") and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$1,300.0	$1,277.1	$3,723.0	$3,754.9
Cost of sales	710.1	703.4	2,066.3	2,139.0
Gross profit	589.9	573.7	1,656.7	1,615.9
Selling and marketing expenses	272.0	272.9	813.2	799.8
General, administrative and other expenses	118.6	122.2	347.4	344.2
Equity income in earnings of unconsolidated affiliates	(2.5)	(4.6)	(10.5)	(13.4)
Operating income	201.8	183.2	506.6	485.3

Other expense, net:
Interest expense, net	30.8	32.6	98.5	99.0
Other expense (income), net	0.4	(0.1)	(0.5)	(0.2)
Total other expense, net	31.2	32.5	98.0	98.8

Income before income taxes	170.6	150.7	408.6	386.5
Income tax provision	(40.8)	(36.8)	(95.5)	(93.5)
Net income before non-controlling interest	129.8	113.9	313.1	293.0
Less: Net (loss) income attributable to non-controlling interest	(0.2)	0.6	0.7	2.0
Net income attributable to Tempur Sealy International, Inc.	$130.0	$113.3	$312.4	$291.0

Earnings per common share:
Basic	$0.75	$0.66	$1.80	$1.69
Diluted	$0.73	$0.64	$1.75	$1.64

Weighted average common shares outstanding:
Basic	173.7	172.2	173.6	172.1
Diluted	178.2	177.6	178.1	177.0
See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income before non-controlling interest	$129.8	$113.9	$313.1	$293.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	37.0	(31.5)	14.0	0.6
Pension benefits loss	—	—	(0.3)	—
Other comprehensive income (loss), net of tax	37.0	(31.5)	13.7	0.6
Comprehensive income	166.8	82.4	326.8	293.6
Less: Comprehensive (loss) income attributable to non-controlling interest	(0.2)	0.6	0.7	2.0
Comprehensive income attributable to Tempur Sealy International, Inc.	$167.0	$81.8	$326.1	$291.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$104.2	$74.9
Accounts receivable, net	467.6	431.4
Inventories	496.2	483.1
Prepaid expenses and other current assets	87.3	113.8
Total Current Assets	1,155.3	1,103.2
Property, plant and equipment, net	843.8	878.3
Goodwill	1,097.3	1,083.3
Other intangible assets, net	714.6	714.8
Operating lease right-of-use assets	617.6	636.5
Deferred income taxes	14.2	15.6
Other non-current assets	125.2	122.2
Total Assets	$4,568.0	$4,553.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$346.8	$311.3
Accrued expenses and other current liabilities	466.8	427.1
Short-term operating lease obligations	129.9	119.6
Current portion of long-term debt	46.4	44.9
Income taxes payable	21.9	5.3
Total Current Liabilities	1,011.8	908.2
Long-term debt, net	2,227.1	2,527.0
Long-term operating lease obligations	548.7	574.8
Deferred income taxes	128.9	127.9
Other non-current liabilities	78.3	82.6
Total Liabilities	3,994.8	4,220.5

Redeemable non-controlling interest	8.7	10.0

Total Stockholders' Equity	564.5	323.4
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$4,568.0	$4,553.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($ in millions)
(unaudited)

Three Months Ended September 30, 2024

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2024	$8.9	283.8	$2.8	110.2	$(3,331.0)	$484.3	$3,415.7	$(160.0)	$411.8
Net income							130.0		130.0
Net income attributable to non-controlling interest	(0.2)								—
Foreign currency adjustments, net of tax								37.0	37.0
Dividends declared on common stock ($0.13 per share)							(22.9)		(22.9)
Exercise of stock options				—	0.1	(0.1)			—
Issuances of PRSUs and RSUs				—	0.1	(0.1)			—
Treasury stock repurchased - PRSU/RSU releases				—	—				—
Amortization of unearned stock-based compensation						8.6			8.6
Balance as of September 30, 2024	$8.7	283.8	$2.8	110.2	$(3,330.8)	$492.7	$3,522.8	$(123.0)	$564.5

Three Months Ended September 30, 2023

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2023	$9.4	283.8	$2.8	111.6	$(3,384.1)	$536.7	$3,127.5	$(144.8)	138.1
Net income							113.3		113.3
Net income attributable to non-controlling interest	0.6								—
Dividend paid to non-controlling interest in subsidiary	(0.4)								—
Foreign currency adjustments, net of tax								(31.5)	(31.5)
Dividends declared on common stock ($0.11 per share)							(19.4)		(19.4)
Exercise of stock options				(0.1)	3.1	(1.1)			2.0
Issuances of PRSUs and RSUs				—	0.2	(0.2)			—
Treasury stock repurchased - PRSU/RSU releases				—	(0.1)				(0.1)
Amortization of unearned stock-based compensation						11.7			11.7
Balance as of September 30, 2023	$9.6	283.8	$2.8	111.5	$(3,380.9)	$547.1	$3,221.4	$(176.3)	$214.1

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
($ in millions)
(unaudited)

Nine Months Ended September 30, 2024

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2023	$10.0	283.8	$2.8	111.5	$(3,380.6)	$558.7	$3,279.2	$(136.7)	$323.4
Net income							312.4		312.4
Net income attributable to non-controlling interests	0.7								—
Dividend paid to non-controlling interest in subsidiary	(2.0)								—
Adjustment to pension liability, net of tax								(0.3)	(0.3)
Foreign currency adjustments, net of tax								14.0	14.0
Dividends declared on common stock ($0.39 per share)							(68.8)		(68.8)
Exercise of stock options				—	1.5	(1.2)			0.3
Issuances of PRSUs and RSUs				(2.2)	92.1	(92.1)			—
Treasury stock repurchased - PRSU/RSU releases				0.9	(43.8)				(43.8)
Amortization of unearned stock-based compensation						27.3			27.3
Balance as of September 30, 2024	$8.7	283.8	$2.8	110.2	$(3,330.8)	$492.7	$3,522.8	$(123.0)	$564.5

Nine Months Ended September 30, 2023

		Tempur Sealy International, Inc. Stockholders' (Deficit) Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2022	$9.8	283.8	$2.8	113.4	$(3,434.7)	$598.2	$2,988.5	$(176.9)	$(22.1)
Net income							291.0		291.0
Net income attributable to non-controlling interests	2.0								—
Dividend paid to non-controlling interest in subsidiary	(2.2)								—
Foreign currency adjustments, net of tax								0.6	0.6
Dividends declared on common stock ($0.33 per share)							(58.1)		(58.1)
Exercise of stock options				(0.2)	4.6	(1.8)			2.8
Issuances of PRSUs and RSUs				(2.7)	85.2	(85.2)			—
Treasury stock repurchased				0.1	(5.0)				(5.0)
Treasury stock repurchased - PRSU/RSU releases				0.9	(31.0)				(31.0)
Amortization of unearned stock-based compensation						35.9			35.9
Balance as of September 30, 2023	$9.6	283.8	$2.8	111.5	$(3,380.9)	$547.1	$3,221.4	$(176.3)	$214.1

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$313.1	$293.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121.9	99.6
Amortization of stock-based compensation	27.3	35.9
Amortization of deferred financing costs	2.8	2.9
Bad debt expense	9.9	7.1
Deferred income taxes	0.6	0.5
Dividends received from unconsolidated affiliates	23.4	18.1
Equity income in earnings of unconsolidated affiliates	(10.5)	(13.4)
Foreign currency adjustments and other	0.9	(1.9)
Changes in operating assets and liabilities	48.0	37.4
Net cash provided by operating activities	537.4	479.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(76.4)	(153.3)
Other	0.5	0.5
Net cash used in investing activities	(75.9)	(152.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	1,165.3	1,491.5
Repayments of borrowings under long-term debt obligations	(1,472.6)	(1,689.9)
Proceeds from exercise of stock options	0.3	2.8
Treasury stock repurchased	(43.8)	(36.0)
Dividends paid	(70.1)	(58.8)
Repayments of finance lease obligations and other	(14.8)	(12.8)
Net cash used in financing activities	(435.7)	(303.2)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3.5	(1.0)
Increase in cash and cash equivalents	29.3	22.2
CASH AND CASH EQUIVALENTS, beginning of period	74.9	69.4
CASH AND CASH EQUIVALENTS, end of period	$104.2	$91.6

Supplemental cash flow information:
Cash paid during the period for:
Interest	$89.8	$92.2
Income taxes, net of refunds	$80.1	$84.4

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

(b) Inventories. Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out method, and consist of the following:

	September 30,	December 31,
(in millions)	2024	2023
Finished goods	$347.4	$335.4
Work-in-process	16.7	16.5
Raw materials and supplies	132.1	131.2
	$496.2	$483.1

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The Company had the following activity for its accrued warranty expense from December 31, 2023 to September 30, 2024:

(in millions)
Balance as of December 31, 2023	$40.8
Amounts accrued	5.1
Warranties charged to accrual	(9.3)
Balance as of September 30, 2024	$36.6

As of September 30, 2024 and December 31, 2023, $17.5 million and $18.9 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $19.1 million and $21.9 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Condensed Consolidated Balance Sheets, respectively.

(d) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. As of September 30, 2024, the Company's accounts receivable were substantially current. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2023 to September 30, 2024:

(in millions)
Balance as of December 31, 2023	$66.9
Amounts accrued	9.9
Write-offs charged against the allowance	(5.9)
Balance as of September 30, 2024	$70.9

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

	Fair Value
(in millions)	September 30, 2024	December 31, 2023
2029 Senior Notes	$746.7	$724.2
2031 Senior Notes	$714.2	$677.6

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

On July 2, 2024, the FTC filed a complaint for a temporary restraining order and preliminary injunction in the United States District Court for the Southern District of Texas (the "Court") and an administrative complaint (together with the complaint filed with the Court, the "Actions") to challenge the proposed acquisition of Mattress Firm by the Company. On October 4, 2024, the Company filed a complaint in the Court seeking an injunction against the FTC's administrative proceeding. Refer to Note 8, "Commitments and Contingencies" for further details.

On September 23, 2024, the Company announced that it entered into a purchase agreement with MW SO Holdings Company, LLC (“Mattress Warehouse”), a leading independently owned bedding specialty retailer, for the sale of 73 Mattress Firm retail locations and the Company’s Sleep Outfitters subsidiary, which includes 103 specialty mattress retail locations and seven distribution centers. Mattress Warehouse is a multi-branded retailer offering a full array of mattresses at various price points. The Company will continue to supply its Tempur-Pedic®, Stearns & Foster® and Sealy® products to the divested Mattress Firm and Sleep Outfitters stores. The divestiture is subject to the closing of the Company’s acquisition of Mattress Firm and other customary closing conditions. It is expected to close approximately one quarter after the closing of the Mattress Firm transaction.

The Company continues to believe that a successful litigation process can be completed in the coming months, which would allow the transaction to close in late 2024 or early 2025. Following the close of the transaction, Mattress Firm is expected to operate as a separate business unit within the Company.

(2) Net Sales

The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$878.4	$103.4	$981.8	$885.1	$89.5	$974.6
Direct	136.9	181.3	318.2	138.6	163.9	302.5
Net sales	$1,015.3	$284.7	$1,300.0	$1,023.7	$253.4	$1,277.1

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$935.3	$—	$935.3	$939.1	$—	$939.1
All Other	80.0	284.7	364.7	84.6	253.4	338.0
Net sales	$1,015.3	$284.7	$1,300.0	$1,023.7	$253.4	$1,277.1

Substantially all revenue is associated with bedding product sales.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$2,510.1	$308.0	$2,818.1	$2,585.4	$291.0	$2,876.4
Direct	384.7	520.2	904.9	374.7	503.8	878.5
Net sales	$2,894.8	$828.2	$3,723.0	$2,960.1	$794.8	$3,754.9

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$2,671.7	$—	$2,671.7	$2,740.2	$—	$2,740.2
All Other	223.1	828.2	1,051.3	219.9	794.8	1,014.7
Net sales	$2,894.8	$828.2	$3,723.0	$2,960.1	$794.8	$3,754.9

Substantially all revenue is associated with bedding product sales.
(3) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2023	$609.7	$473.6	$1,083.3
Foreign currency translation and other	(2.4)	16.4	14.0
Balance as of September 30, 2024	$607.3	$490.0	$1,097.3

(4) Debt

Debt for the Company consists of the following:

	September 30, 2024		December 31, 2023
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2023 Credit Agreement:
Term A Facility	$481.3	(1)	$500.0	(2)	October 10, 2028
Revolver	—	(1)	183.0	(2)	October 10, 2028
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	28.8	(3)	157.6	(3)	October 8, 2026
Finance lease obligations (4)	93.5		92.1		Various
Other	84.2		60.9		Various
Total debt	2,287.8		2,593.6
Less: Deferred financing costs	14.3		21.7
Total debt, net	2,273.5		2,571.9
Less: Current portion	46.4		44.9
Total long-term debt, net	$2,227.1		$2,527.0

(1)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.250%.
(2)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.625% as of December 31, 2023.
(3)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(4)	New finance lease obligations are a non-cash financing activity.

As of September 30, 2024, the Company was in compliance with all applicable debt covenants.

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

On February 6, 2024, the Company and certain other parties thereto entered into an amendment to the 2023 Credit Agreement which provides for a $625.0 million delayed draw term A loan and a $40.0 million increase in availability on the existing revolving loan. Once drawn, the instruments will have the same terms and conditions as the Company's existing term loans and revolving loans, respectively, under the 2023 Credit Agreement. This amendment was executed in connection with the Company's financing strategy for the pending acquisition of Mattress Firm.

On October 24, 2024, the Company and certain other parties thereto entered into an Amendment No. 2 ("Amendment No. 2") and an Amendment No. 3 ("Amendment No. 3" and together with Amendment No. 2, the "Amendments") to the Company's 2023 Credit Agreement dated as of October 10, 2023, as amended. Amendment No. 2 extends the termination date for $605.0 million of the Company's existing delayed draw term A loan commitments until October 24, 2025. Amendment No. 3 provides for an incremental term B loan in the aggregate principal amount of $1.6 billion (the "Term B Loan"). The proceeds of the Term B Loan were funded into escrow on the closing of Amendment No. 3 and will mature on October 24, 2031. The proceeds of the Term B Loan will be used to pay fees and expenses in connection with Amendment No. 3 and may be released upon the closing of the previously disclosed Mattress Firm acquisition. If the closing of the Mattress Firm acquisition does not occur prior to the first anniversary of the funding date, the Company will be required to repay the Term B Loan.

The Term B Loan will bear interest at either (i) a base rate plus an applicable margin of 1.50%, (ii) a "Term Benchmark" rate (a Term SOFR rate as defined in the 2023 Credit Agreement) plus an applicable margin of 2.50% or (iii) an "RFR Loan" rate (a Daily Simple SOFR rate as defined in the 2023 Credit Agreement) plus an applicable margin of 2.50%. The Term B Loan will have similar terms and conditions as the Company's existing term loans under the 2023 Credit Agreement, except that the Term B Loan will not have financial maintenance covenants but will benefit from (i) mandatory prepayments with respect to certain cash that constitutes excess cash flow under the 2023 Credit Agreement and (ii) additional protections, including a prepayment premium in connection with certain repricing transactions that occur on or prior to the six-month anniversary of the funding date.

Certain of the Company's present and future domestic subsidiaries guarantee the obligations under the Term B Loan. The obligations under the Term B Loan are secured by a pledge of (i) solely for the benefit of the Term B Lenders, the escrow account, the proceeds of the Term B Loan funded into the escrow account and all interest or other income thereof and (ii) substantially all of the assets of the Company, the Additional Borrower and the subsidiary guarantors, subject to certain exceptions and exclusions.

The Company had no outstanding borrowings under the revolving credit facility as of September 30, 2024. Total availability under the revolving facility was $1,189.2 million, after a $0.8 million reduction for outstanding letters of credit, as of September 30, 2024.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). As of September 30, 2024, total availability under the Accounts Receivable Securitization was $144.2 million. On October 8, 2024, the Company and certain of its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to October 8, 2026. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(5) Stockholders' Equity

(a) Treasury Stock. As of September 30, 2024, the Company had approximately $774.5 million remaining under its share repurchase authorization. The Company did not repurchase shares under the program during the three and nine months ended September 30, 2024. The Company did not repurchase shares under the program during the three months ended September 30, 2023. The Company repurchased 0.1 million shares under the program for approximately $5.0 million during the nine months ended September 30, 2023.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three and nine months ended September 30, 2024 and 2023, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in an immaterial amount of treasury stock acquired during the three months ended September 30, 2024 and $0.1 million of treasury stock acquired during the three months ended September 30, 2023. The Company acquired approximately $43.8 million and $31.0 million in treasury stock during the nine months ended September 30, 2024 and 2023, respectively.

(b) Accumulated Other Comprehensive Loss ("AOCL"). AOCL consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Foreign Currency Translation
Balance at beginning of period	$(158.5)	$(143.2)	$(135.5)	$(175.3)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	37.0	(31.5)	14.0	0.6
Balance at end of period	$(121.5)	$(174.7)	$(121.5)	$(174.7)

Pensions
Balance at beginning of period	$(1.5)	$(1.6)	$(1.2)	$(1.6)
Other comprehensive loss:
Net change from period revaluations (2)	—	—	(0.3)	—
Balance at end of period	$(1.5)	$(1.6)	$(1.5)	$(1.6)

(1)	In 2024 and 2023, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	In 2024, there were no tax impacts related to pension adjustments.

(6) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Wages and benefits	$92.7	$102.1
Unearned revenue	72.1	53.3
Advertising	65.1	62.6
Taxes	23.1	15.4
Other	213.8	193.7
	$466.8	$427.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(7) Stock-Based Compensation

The Company's stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 included PRSUs, RSUs and non-qualified stock options. A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
PRSU expense	$3.6	$5.9	$12.2	$18.8
RSU expense	4.4	5.3	13.4	15.5
Option expense	0.6	0.5	1.7	1.6
Total stock-based compensation expense	$8.6	$11.7	$27.3	$35.9

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2024, the Company granted PRSUs as a component of the long-term incentive plan ("2024 PRSUs"). The Company has recorded stock-based compensation expense related to the 2024 PRSUs during the three and nine months ended September 30, 2024, as it was probable that the Company would achieve the specified performance targets for the performance period.

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

Mattress Firm Pending Acquisition

On July 2, 2024, the FTC filed the Actions alleging that, if consummated, the pending acquisition of Mattress Firm may substantially lessen competition and would be an unfair method of competition. If the administrative court or the Court rule in favor of the FTC, the completion of the acquisition of Mattress Firm may be delayed for a significant period of time (including beyond the termination date of February 9, 2025) or prevented from occurring. On July 16, 2024 the Court entered a temporary restraining order enjoining the completion of the merger until the Court rules on the FTC's motion for a preliminary injunction. In each of the Company's and Mattress Firm's respective answers to the Actions, the Company and Mattress Firm each denied the FTC's substantive allegations; asserted numerous defenses; described the pro-competitive aspects and significant consumer benefits relating to the merger; and denied that the combination of their respective businesses would violate any law. On October 4, 2024, the Company filed a complaint in the Court seeking an injunction against the FTC's administrative proceeding.

(9) Income Taxes

The Company's effective tax rates for the three months ended September 30, 2024 and 2023 were 23.9% and 24.4%, respectively. The Company's effective tax rates for the nine months ended September 30, 2024 and 2023 were 23.4% and 24.3%, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2024 and 2023 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum effective tax of 15.0% on income arising in each jurisdiction ("Pillar 2") that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, the Company is evaluating the potential consequences of Pillar 2 on its longer-term financial position. In 2024, the Company does not expect Pillar 2 to have a material impact on its financial results.

(10) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per common share amounts)	2024	2023	2024	2023
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$130.0	$113.3	$312.4	$291.0

Denominator:
Denominator for basic earnings per common share-weighted average shares	173.7	172.2	173.6	172.1
Effect of dilutive securities	4.5	5.4	4.5	4.9
Denominator for diluted earnings per common share-adjusted weighted average shares	178.2	177.6	178.1	177.0

Basic earnings per common share	$0.75	$0.66	$1.80	$1.69

Diluted earnings per common share	$0.73	$0.64	$1.75	$1.64

The Company excludes shares issuable upon exercise of outstanding stock options from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International's common stock or they were otherwise anti-dilutive.

As a result, the Company did not exclude any shares for the three months ended September 30, 2024 and September 30, 2023. The Company excluded an immaterial amount of shares for the nine months ended September 30, 2024, and 0.2 million shares for the nine months ended September 30, 2023. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon the award vesting.
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes total assets by segment:

(in millions)	September 30, 2024	December 31, 2023
North America	$5,619.6	$5,291.0
International	1,535.7	1,405.2
Corporate	1,727.3	1,269.5
Inter-segment eliminations	(4,314.6)	(3,411.8)
Total assets	$4,568.0	$4,553.9

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	September 30, 2024	December 31, 2023
North America	$712.3	$753.8
International	95.9	91.3
Corporate	35.6	33.2
Total property, plant and equipment, net	$843.8	$878.3

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	September 30, 2024	December 31, 2023
North America	$422.1	$453.5
International	192.1	180.2
Corporate	3.4	2.8
Total operating lease right-of-use assets	$617.6	$636.5

The following table summarizes segment information for the three months ended September 30, 2024:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,015.3	$284.7	$—	$—	$1,300.0

Inter-segment sales	$—	$(0.1)	$—	$0.1	$—
Inter-segment royalty expense (income)	9.3	(9.3)	—	—	—
Gross profit	426.7	163.2	—	—	589.9
Operating income (loss)	193.3	51.7	(43.2)	—	201.8
Income (loss) before income taxes	190.7	54.5	(74.6)	—	170.6

Depreciation and amortization (1)	$32.3	$7.3	$11.2	$—	$50.8
Capital expenditures	9.7	6.2	0.5	—	16.4
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended September 30, 2023:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,023.7	$253.4	$—	$—	$1,277.1

Inter-segment sales	$0.2	$0.1	$—	$(0.3)	$—
Inter-segment royalty expense (income)	9.5	(9.5)	—	—	—
Gross profit	430.4	143.3	—	—	573.7
Operating income (loss)	195.5	40.0	(52.3)	—	183.2
Income (loss) before income taxes	192.5	41.2	(83.0)	—	150.7

Depreciation and amortization (1)	$25.1	$6.3	$13.5	$—	$44.9
Capital expenditures	28.8	7.7	4.1	—	40.6
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2024:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$2,894.8	$828.2	$—	$—	$3,723.0

Inter-segment sales	$0.5	$0.1	$—	$(0.6)	$—
Inter-segment royalty expense (income)	26.0	(26.0)	—	—	—
Gross profit	1,189.3	467.4	—	—	1,656.7
Operating income (loss)	508.1	128.3	(129.8)	—	506.6
Income (loss) before income taxes	499.3	137.5	(228.2)	—	408.6

Depreciation and amortization (1)	$94.5	$20.6	$34.1	$—	$149.2
Capital expenditures	46.5	21.3	8.6	—	76.4
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2023:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$2,960.1	$794.8	$—	$—	$3,754.9

Inter-segment sales	$0.8	$0.5	$—	$(1.3)	$—
Inter-segment royalty expense (income)	26.2	(26.2)	—	—	—
Gross profit	1,177.8	438.1	—	—	1,615.9
Operating income (loss)	505.6	118.1	(138.4)	—	485.3
Income (loss) from continuing operations before income taxes	499.1	116.9	(229.5)	—	386.5

Depreciation and amortization (1)	$74.9	$19.2	$41.4	$—	$135.5
Capital expenditures	126.9	19.2	7.2	—	153.3
(1)Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	September 30, 2024	December 31, 2023
United States	$729.1	$764.1
All other	114.7	114.2
Total property, plant and equipment, net	$843.8	$878.3

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	September 30, 2024	December 31, 2023
United States	$415.0	$444.2
United Kingdom	151.7	146.5
All other	50.9	45.8
Total operating lease right-of-use assets	$617.6	$636.5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the 2023 Annual Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the 2023 Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report and in the 2023 Annual Report, the section titled "Risk Factors" contained in ITEM 1A of Part I of the 2023 Annual Report and in the Quarterly Report on Form 10-Q in the section titled “Risk Factors” contained in ITEM 1A of Part II for the quarter ended June 30, 2024. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and nine months ended September 30, 2024, including the following topics:

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

In the remainder of 2024, we expect a continuation of the current macroeconomic environment, which includes the impact of inflation and interest rate pressures on the consumer. These macroeconomic pressures on the consumer continue to challenge the global bedding industry. Ongoing geopolitical conflicts may also introduce further uncertainty for the consumer. We expect to outperform the bedding industry, amid these macroeconomic headwinds, as a result of our successful new product launches and recent distribution gains in the U.S.

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

On July 2, 2024, the FTC filed a complaint for temporary restraining order and preliminary injunction in the United States District Court for the Southern District of Texas (the "Court") and an administrative complaint (together with the complaint filed with the Court, the "Actions") to challenge our proposed acquisition of Mattress Firm. On October 4, 2024, the Company filed a complaint in the Court seeking an injunction against the FTC's administrative proceeding. Refer to Note 8, "Commitments and Contingencies" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 of this Report for further details.

On September 23, 2024, we announced that we entered into a purchase agreement with MW SO Holdings Company, LLC (“Mattress Warehouse”), a leading independently owned bedding specialty retailer, for the sale of 73 Mattress Firm retail locations and our Sleep Outfitters subsidiary, which includes 103 specialty mattress retail locations and seven distribution centers. Mattress Warehouse is a multi-branded retailer offering a full array of mattresses at various price points. We will continue to supply our Tempur-Pedic®, Stearns & Foster® and Sealy® products to the divested Mattress Firm and Sleep Outfitters stores. The divestiture is subject to the closing of our acquisition of Mattress Firm and other customary closing conditions. It is expected to close approximately one quarter after the closing of the Mattress Firm transaction.

We continue to believe that a successful litigation process can be completed in the coming months, which would allow the transaction to close in late 2024 or early 2025. Following the close of the transaction, Mattress Firm is expected to operate as a separate business unit.

Product Launches

In 2024, we completed the launch of a new portfolio of Tempur-Pedic® Adapt mattresses in our North America segment. This next-generation technology sets the standard for support, pressure relief and motion cancellation with Tempur material precisely responding to your body's weight, shape and temperature in a way no other mattress does. This collection was designed to complement the Tempur-Pedic® Breeze collection and Tempur-Ergo® Smart Bases launched in 2023 and finishes the complete reset of our core Tempur lineup.

In our International segment in 2024, we completed the rollout of the new line of Tempur® products in over 90 markets through our wholly-owned subsidiaries and third-party distributors. This new line of products will broaden Tempur®'s price range with the super-premium price point ceiling maintained and the floor expanded into the premium category to broaden our global addressable market.

In 2025, we will launch an all-new collection of Sealy Posturepedic products. This is a significant re-imagining of the Posturepedic collection and will feature new proprietary coil technology, a new aesthetic and an updated merchandising strategy.

Results of Operations

A summary of our results for the three months ended September 30, 2024 include:

•Total net sales increased 1.8% to $1,300.0 million as compared to $1,277.1 million in the third quarter of 2023, with a decrease of 0.8% in the North America business segment and an increase of 12.4% in the International business segment. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 1.7%, with a decrease of 0.4% in the North America business segment and an increase of 10.5% in the International business segment.
•Gross margin was 45.4% as compared to 44.9% in the third quarter of 2023. Adjusted gross margin, which is a non-GAAP financial measure, was 46.2% as compared to 45.9% in the third quarter of 2023.
•Operating income increased 10.2% to $201.8 million as compared to $183.2 million in the third quarter of 2023. Adjusted operating income, which is a non-GAAP financial measure, increased 4.2% to $223.7 million as compared to $214.7 million in the third quarter of 2023.
•Net income increased 14.7% to $130.0 million as compared to $113.3 million in the third quarter of 2023. Adjusted net income, which is a non-GAAP financial measure, increased 7.1% to $146.5 million as compared to $136.8 million in the third quarter of 2023.
•Earnings per diluted share ("EPS") increased 14.1% to $0.73 as compared to $0.64 in the third quarter of 2023. Adjusted EPS, which is a non-GAAP financial measure, increased 6.5% to $0.82 as compared to $0.77 in the third quarter of 2023.

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

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 2023

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended September 30,
(in millions, except percentages and per share amounts)	2024		2023
Net sales	$1,300.0	100.0%	$1,277.1	100.0%
Cost of sales	710.1	54.6	703.4	55.1
Gross profit	589.9	45.4	573.7	44.9
Selling and marketing expenses	272.0	20.9	272.9	21.4
General, administrative and other expenses	118.6	9.1	122.2	9.6
Equity income in earnings of unconsolidated affiliates	(2.5)	(0.2)	(4.6)	(0.4)
Operating income	201.8	15.5	183.2	14.3

Other expense, net:
Interest expense, net	30.8	2.4	32.6	2.6
Other expense (income), net	0.4	—	(0.1)	—
Total other expense, net	31.2	2.4	32.5	2.5

Income before income taxes	170.6	13.1	150.7	11.8
Income tax provision	(40.8)	(3.1)	(36.8)	(2.9)
Net income before non-controlling interest	129.8	10.0	113.9	8.9
Less: Net (loss) income attributable to non-controlling interest	(0.2)	—	0.6	—
Net income attributable to Tempur Sealy International, Inc.	$130.0	10.0%	$113.3	8.9%

Earnings per common share:
Basic	$0.75		$0.66
Diluted	$0.73		$0.64

Weighted average common shares outstanding:
Basic	173.7		172.2
Diluted	178.2		177.6

NET SALES

	Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$981.8	$974.6	$878.4	$885.1	$103.4	$89.5
Direct	318.2	302.5	136.9	138.6	181.3	163.9
Total net sales	$1,300.0	$1,277.1	$1,015.3	$1,023.7	$284.7	$253.4

Net sales increased 1.8%, and on a constant currency basis increased 1.7%. The change in net sales was driven by the following:

•North America net sales decreased $8.4 million, or 0.8%, primarily driven by continued macroeconomic pressures impacting U.S. consumer behavior. Net sales in the Wholesale channel decreased $6.7 million, or 0.8%. Net sales in the Direct channel decreased $1.7 million, or 1.2%, as compared to the third quarter of 2023.

•International net sales increased $31.3 million, or 12.4%, primarily driven by the success of new product launches. On a constant currency basis, International net sales increased 10.5%. Net sales in the Wholesale channel increased 14.6% on a constant currency basis. Net sales in the Direct channel increased 8.2% on a constant currency basis.

GROSS PROFIT

	Three Months Ended September 30,
	2024		2023
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$426.7	42.0%	$430.4	42.0%	—%
International	163.2	57.3%	143.3	56.6%	0.7%
Consolidated gross margin	$589.9	45.4%	$573.7	44.9%	0.5%

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

Gross margin improved 50 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin was flat as compared to the third quarter of 2023. The factors impacting gross margin were primarily driven by the unfavorable mix of new OEM distribution of 150 basis points, offset by favorable commodity costs of 80 basis points and operational efficiencies.

•International gross margin improved 70 basis points. The improvement in gross margin was primarily driven by operational efficiencies of 60 basis points.

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

	Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$119.3	$119.0	$98.2	$102.9	$21.1	$16.1	$—	$—
Other selling and marketing expenses	152.7	153.9	83.2	85.1	65.7	63.8	3.8	5.0
General, administrative and other expenses	118.6	122.2	52.0	46.9	27.2	28.0	39.4	47.3
Total operating expenses	$390.6	$395.1	$233.4	$234.9	$114.0	$107.9	$43.2	$52.3

Operating expenses decreased $4.5 million, or 1.1%, and decreased 90 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses decreased $1.5 million, or 0.6%, and increased 10 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreases in advertising, offset by incremental bad debt expense related to retailer bankruptcies.

•International operating expenses increased $6.1 million, or 5.7%, and decreased 260 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.

•Corporate operating expenses decreased $9.1 million, or 17.4%. The decrease in operating expenses was primarily driven by decreased variable compensation expense and transaction costs related to the pending acquisition of Mattress Firm.

Research and development expenses for the three months ended September 30, 2024 were $7.0 million compared to $8.2 million for the three months ended September 30, 2023, an decrease of $1.2 million, or 14.6%.

OPERATING INCOME

	Three Months Ended September 30,
	2024		2023
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$193.3	19.0%	$195.5	19.1%	(0.1)%
International	51.7	18.2%	40.0	15.8%	2.4%
	245.0		235.5
Corporate expenses	(43.2)		(52.3)
Total operating income	$201.8	15.5%	$183.2	14.3%	1.2%

Operating income increased $18.6 million and operating margin improved 120 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income decreased $2.2 million and operating margin declined 10 basis points. The decline in operating margin was primarily driven by operating expense deleverage of 10 basis points.

•International operating income increased $11.7 million and operating margin improved 240 basis points. The improvement in operating margin was driven by operating expense leverage of 260 basis points and the improvement in gross margin of 70 basis points, partially offset by Asia joint venture performance of 90 basis points.

•Corporate operating expenses decreased $9.1 million, which positively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Three Months Ended September 30,
(in millions, except percentages)	2024	2023	% Change
Interest expense, net	$30.8	$32.6	(5.5)%

Interest expense, net, decreased $1.8 million, or 5.5%. The decrease in interest expense, net, was primarily driven by reduced average levels of outstanding variable rate debt.

INCOME TAX PROVISION

	Three Months Ended September 30,
(in millions, except percentages)	2024	2023	% Change
Income tax provision	$40.8	$36.8	10.9%
Effective tax rate	23.9%	24.4%

Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $4.0 million due to an increase in income before income taxes. Our effective tax rate for the three months ended September 30, 2024 as compared to the prior year declined by 50 basis points. The effective tax rates as compared to the U.S. federal statutory rates for the three months ended September 30, 2024 and 2023 included a net favorable impact of other discrete items.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2023

    The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Nine Months Ended September 30,
(in millions, except percentages and per share amounts)	2024		2023
Net sales	$3,723.0	100.0%	$3,754.9	100.0%
Cost of sales	2,066.3	55.5	2,139.0	57.0
Gross profit	1,656.7	44.5	1,615.9	43.0
Selling and marketing expenses	813.2	21.8	799.8	21.3
General, administrative and other expenses	347.4	9.3	344.2	9.2
Equity income in earnings of unconsolidated affiliates	(10.5)	(0.3)	(13.4)	(0.4)
Operating income	506.6	13.6	485.3	12.9

Other expense, net:
Interest expense, net	98.5	2.6	99.0	2.6
Other income, net	(0.5)	—	(0.2)	—
Total other expense, net	98.0	2.6	98.8	2.6

Income before income taxes	408.6	11.0	386.5	10.3
Income tax provision	(95.5)	(2.6)	(93.5)	(2.5)
Net income before non-controlling interest	313.1	8.4	293.0	7.8
Less: Net income attributable to non-controlling interest	0.7	—	2.0	0.1
Net income attributable to Tempur Sealy International, Inc.	$312.4	8.4%	$291.0	7.7%

Earnings per common share:
Basic	$1.80		$1.69
Diluted	$1.75		$1.64

Weighted average common shares outstanding:
Basic	173.6		172.1
Diluted	178.1		177.0

NET SALES

	Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale	$2,818.1	$2,876.4	$2,510.1	$2,585.4	$308.0	$291.0
Direct	904.9	878.5	384.7	374.7	520.2	503.8
Total net sales	$3,723.0	$3,754.9	$2,894.8	$2,960.1	$828.2	$794.8

    Net sales decreased 0.8%, and on a constant currency basis decreased 1.0%. The change in net sales was driven by the following:

•North America net sales decreased $65.3 million, or 2.2%. Net sales in the Wholesale channel decreased $75.3 million, or 2.9%, primarily driven by continued macroeconomic pressures impacting U.S. consumer behavior. Net sales in the Direct channel increased $10.0 million, or 2.7%, primarily driven by strength in our e-commerce business.

•International net sales increased $33.4 million, or 4.2%, primarily driven by the success of new product launches. On a constant currency basis, International net sales increased $26.4 million, or 3.3%. Net sales in the Wholesale channel increased 6.4% on a constant currency basis. Net sales in the Direct channel increased 1.6% on a constant currency basis.

GROSS PROFIT

	Nine Months Ended September 30,
	2024		2023
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$1,189.3	41.1%	$1,177.8	39.8%	1.3%
International	467.4	56.4%	438.1	55.1%	1.3%
Consolidated gross margin	$1,656.7	44.5%	$1,615.9	43.0%	1.5%

    Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

    Gross margin improved 150 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•North America gross margin improved 130 basis points. The improvement in gross margin was primarily driven by favorable commodity costs of 130 basis points and operational efficiencies of 70 basis points. These improvements were partially offset by the unfavorable mix of new OEM distribution of 100 basis points.

•International gross margin improved 130 basis points. The improvement in gross margin was primarily driven by operational efficiencies of 80 basis points and favorable commodity costs of 50 basis points.

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

	Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$346.6	$349.7	$281.1	$291.6	$65.5	$58.1	$—	$—
Other selling and marketing expenses	466.6	450.1	253.7	242.6	200.8	192.1	12.1	15.4
General, administrative and other expenses	347.4	344.2	146.4	138.0	83.3	83.2	117.7	123.0
Total operating expenses	$1,160.6	$1,144.0	$681.2	$672.2	$349.6	$333.4	$129.8	$138.4

    Operating expenses increased $16.6 million, or 1.5%, and increased 70 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•North America operating expenses increased $9.0 million, or 1.3%, and increased 80 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives and incremental bad debt expense related to retailer bankruptcies, offset by decreases in advertising.

•International operating expenses increased $16.2 million, or 4.9%, and increased 30 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.

•Corporate operating expenses decreased $8.6 million, or 6.2%. The decrease in operating expenses was primarily driven by decreased variable compensation expense.

    Research and development expenses were $22.8 million for the nine months ended September 30, 2024 as compared to $23.0 million for the nine months ended September 30, 2023, an decrease of $0.2 million, or 0.9%.

OPERATING INCOME

	Nine Months Ended September 30,
	2024		2023
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$508.1	17.6%	$505.6	17.1%	0.5%
International	128.3	15.5%	118.1	14.9%	0.6%
	636.4		623.7
Corporate expenses	(129.8)		(138.4)
Total operating income	$506.6	13.6%	$485.3	12.9%	0.7%

Operating income increased $21.3 million and operating margin improved 70 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•North America operating income increased $2.5 million and operating margin improved 50 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 130 basis points, partially offset by operating expense deleverage of 80 basis points.

•International operating income increased $10.2 million and operating margin improved 60 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 130 basis points, partially offset by operating expense deleverage of 30 basis points and Asia joint venture performance.

•Corporate operating expenses decreased $8.6 million, which positively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	% Change
Interest expense, net	$98.5	$99.0	(0.5)%

Interest expense, net, decreased $0.5 million, or 0.5%. The decrease in interest expense, net, was primarily driven by reduced average levels of outstanding variable rate debt.

INCOME TAX PROVISION

	Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	% Change
Income tax provision	$95.5	$93.5	2.1%
Effective tax rate	23.4%	24.3%

Our income tax provision increased $2.0 million driven by an increase in income before income taxes. Our effective tax rate for the nine months ended September 30, 2024 as compared to the prior year declined 90 basis points. The effective tax rates as compared to the U.S. federal statutory rates for the nine months ended September 30, 2024 and 2023 included the net favorable impact of the deductibility of stock compensation in the U.S., which was offset by the unfavorable impact of discrete items.

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

As of September 30, 2024, we had net working capital of $143.5 million, including cash and cash equivalents of $104.2 million, as compared to a working capital of $195.0 million, including cash and cash equivalents of $74.9 million, as of December 31, 2023. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from operations for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by (used in) operations:
Operating activities	$537.4	$479.2
Investing activities	(75.9)	(152.8)
Financing activities	(435.7)	(303.2)

Cash provided by operating activities increased $58.2 million in the nine months ended September 30, 2024 as compared to the same period in 2023. The increase in cash provided by operating activities was driven by a $22.3 million increase in non-cash depreciation expense, primarily associated with our new Tempur manufacturing facility, a $20.1 million increase in net income and a $10.6 million increase in cash provided by changes in operating assets and liabilities.

Cash used in investing activities decreased $76.9 million in the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease in cash used in investing activities was primarily driven by decreased capital expenditures related to our manufacturing capacity expansion projects in 2023.

Cash used in financing activities increased $132.5 million in the nine months ended September 30, 2024 as compared to the same period in 2023. For the nine months ended September 30, 2024, we had net repayments of $307.3 million on our credit facilities as compared to $198.4 million in the same period in 2023. We paid dividends to shareholders of $70.1 million and $58.8 million, during the nine months ended September 30, 2024 and 2023, respectively. Additionally, we repurchased $43.8 million and $36.0 million of our common stock to satisfy tax withholding obligations upon the vesting of our long-term incentive plans during the nine months ended September 30, 2024 and 2023, respectively.

Capital Expenditures

Capital expenditures totaled $76.4 million and $153.3 million for the nine months ended September 30, 2024 and 2023, respectively. We currently expect our 2024 capital expenditures to be approximately $125 million, which includes maintenance capital expenditures of $110 million.

Indebtedness

Our total debt decreased to $2,287.8 million as of September 30, 2024 from $2,593.6 million as of December 31, 2023. Total availability under our revolving senior secured credit facility was $1,189.2 million as of September 30, 2024. Refer to Note 4, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

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

On October 24, 2024, we entered into an Amendment No. 2 ("Amendment No. 2") and an Amendment No. 3 ("Amendment No. 3" and together with Amendment No. 2, the "Amendments") to the 2023 Credit Agreement dated as of October 10, 2023, as amended. Amendment No. 2 extends the termination date for $605 million of our existing delayed draw term A loan commitments until October 24, 2025, among other changes. Amendment No. 3 provides for an incremental term B loan in the aggregate principal amount of $1.6 billion (the "Term B Loan"). The proceeds of the Term B Loan were funded into escrow on the closing of Amendment No. 3 and will mature on October 24, 2031. The proceeds of the Term B Loan will be used to pay fees and expenses in connection with Amendment No. 3 and may be released upon the closing of the previously disclosed Mattress Firm acquisition. If the closing of the Mattress Firm acquisition does not occur prior to the first anniversary of the funding date, we will be required to repay the Term B Loan.

As of September 30, 2024, our ratio of consolidated indebtedness less netted cash to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, in accordance with our 2023 Credit Agreement was 2.41 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2023 Credit Agreement, which limits this ratio to 5.00 times. As of September 30, 2024, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the nine months ended September 30, 2024, we did not repurchase shares under our share repurchase program. As of September 30, 2024, we had $774.5 million remaining under our share repurchase authorization.

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

Future Liquidity Sources and Uses

As of September 30, 2024, we had $1,293.4 million of liquidity, including $104.2 million of cash on hand and $1,189.2 million available under our 2023 Credit Agreement. In addition, we expect to generate cash flow from operations in the full year 2024. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, debt service obligations and dividend payments.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through strategic acquisition opportunities that enhance our global competitiveness, as well as quarterly dividends and opportunistic share repurchases.

The Board of Directors declared a dividend of $0.13 per share for the fourth quarter of 2024. The dividend is payable on December 5, 2024 to shareholders of record as of November 21, 2024.

As of September 30, 2024, we had $2,287.8 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $2,183.6 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 2.41 times for the trailing twelve months ended September 30, 2024.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended September 30, 2024 and 2023:

	Three Months Ended
(in millions, except per share amounts)	September 30, 2024	September 30, 2023
Net income	$130.0	$113.3
Transaction costs (1)	13.7	15.7
Supply chain transition costs (2)	8.2	—
Cybersecurity event (3)	—	13.5
Operational start-up costs (4)	—	2.3
Adjusted income tax provision (5)	(5.4)	(8.0)
Adjusted net income	$146.5	$136.8

Adjusted earnings per common share, diluted	$0.82	$0.77

Diluted shares outstanding	178.2	177.6

(1)	In the third quarter of 2024, we recorded $13.7 million of transaction costs, primarily related to legal and professional fees associated with the pending acquisition of Mattress Firm. Cost of sales included $2.4 million of charges related to customer-specific inventory. Operating expenses primarily included legal and professional fees associated with the pending acquisition of Mattress Firm. In the third quarter of 2023, we recorded $15.7 million of transaction costs primarily associated with the pending acquisition of Mattress Firm.
(2)	In the third quarter of 2024, we recorded $8.2 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $8.0 million recorded in cost of sales and $0.2 million recorded in operating expenses.
(3)	In the third quarter of 2023, we recorded $13.5 million of costs associated with the cybersecurity event identified on July 23, 2023. Cost of sales included $9.6 million of manufacturing and network disruption costs incurred to ensure business continuity. Operating expenses included $3.9 million, primarily related to professional fees incurred for incident response, containment measures and stabilization of the Company's information systems.
(4)	In the third quarter of 2023, we recorded $2.3 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs.
(5)	Adjusted income tax provision represents the tax effects associated with the aforementioned items.

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended September 30, 2024.

	Three Months Ended September 30, 2024
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$1,300.0		$1,015.3		$284.7		$—

Gross profit	$589.9	45.4%	$426.7	42.0%	$163.2	57.3%	$—
Adjustments:
Supply chain transition costs (1)	8.0		8.0		—		—
Transaction costs (2)	2.4		2.4		—		—
Total adjustments	10.4		10.4		—		—

Adjusted gross profit	$600.3	46.2%	$437.1	43.1%	$163.2	57.3%	$—

Operating income (expense)	$201.8	15.5%	$193.3	19.0%	$51.7	18.2%	$(43.2)
Adjustments:
Transaction costs (2)	13.7		2.5		—		11.2
Supply chain transition costs (1)	8.2		8.2		—		—
Total adjustments	21.9		10.7		—		11.2

Adjusted operating income (expense)	$223.7	17.2%	$204.0	20.1%	$51.7	18.2%	$(32.0)

(1)	In the third quarter of 2024, we recorded $8.2 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $8.0 million recorded in cost of sales and $0.2 million recorded in operating expenses.
(2)	In the third quarter of 2024, we recorded $13.7 million of transaction costs. Cost of sales included $2.4 million of charges related to customer-specific inventory. Operating expenses primarily included legal and professional fees associated with the pending acquisition of Mattress Firm.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended September 30, 2024 and 2023:

	Three Months Ended
(in millions)	September 30, 2024	September 30, 2023
Net income	$130.0	$113.3
Interest expense, net	30.8	32.6
Income taxes	40.8	36.8
Depreciation and amortization	51.3	45.5
EBITDA	$252.9	$228.2
Adjustments:
Transaction costs (1)	13.7	15.7
Supply chain transition costs (2)	8.2	—
Cybersecurity event (3)	—	13.5
Operational start-up costs (4)	—	2.3
Adjusted EBITDA	$274.8	$259.7

(1)	In the third quarter of 2024, we recorded $13.7 million of transaction costs associated with the pending acquisition of Mattress Firm. Cost of sales included $2.4 million of charges related to customer-specific inventory. Operating expenses primarily included legal and professional fees associated with the pending acquisition of Mattress Firm. In the third quarter of 2023, we recorded $15.7 million of transaction costs primarily associated with the pending acquisition of Mattress Firm.
(2)	In the third quarter of 2024, we recorded $8.2 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $8.0 million recorded in cost of sales and $0.2 million recorded in operating expenses.
(3)	In the third quarter of 2023, we recorded $13.5 million of costs associated with the cybersecurity event identified on July 23, 2023. Cost of sales included $9.6 million of manufacturing and network disruption costs incurred to ensure business continuity. Operating expenses included $3.9 million, primarily related to professional fees incurred for incident response, containment measures and stabilization of our information systems.
(4)	In the third quarter of 2023, we recorded $2.3 million of operational start-up costs related to the capacity expansion of its manufacturing and distribution facilities in the U.S., including personnel and facility related costs.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended September 30, 2024:

Trailing Twelve Months Ended
(in millions)	September 30, 2024
Net income	$389.5
Interest expense, net	129.4
Loss on extinguishment of debt (1)	3.2
Income tax provision	105.4
Depreciation and amortization	198.9
EBITDA	$826.4
Adjustments:
Transaction costs (2)	53.3
Fair value remeasurement (3)	11.0
Supply chain transition costs (4)	8.2
Operational start-up costs (5)	7.1
Cybersecurity event (6)	0.8
Adjusted EBITDA	$906.8

Consolidated indebtedness less netted cash	$2,183.6

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	2.41 times

(1)	In the trailing twelve months ended September 30, 2024, we recognized $3.2 million of loss on extinguishment of debt associated with the refinancing of its senior secured credit facilities.
(2)	In the trailing twelve months ended September 30, 2024, we recognized $53.3 million of transaction costs associated with the pending acquisition of Mattress Firm, primarily recorded in operating expenses.
(3)	In the trailing twelve months ended September 30, 2024, we recorded a fair value remeasurement of $11.0 million related to a strategic investment in a product innovation initiative.
(4)	In the trailing twelve months ended September 30, 2024, we recorded $8.2 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $8.0 million recorded in cost of sales and $0.2 million recorded in operating expenses.
(5)	In the trailing twelve months ended September 30, 2024, we recognized $7.1 million of operational start-up costs.
(6)	In the trailing twelve months ended September 30, 2024, we recorded $0.8 million of costs associated with the cybersecurity event identified on July 23, 2023.

Under the 2023 Credit Agreement, the ratio of adjusted EBITDA to consolidated indebtedness less netted cash was 2.41 times for the trailing twelve months ended September 30, 2024. The 2023 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of September 30, 2024. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2023 Credit Agreement for purposes of certain financial covenants.

(in millions)	September 30, 2024
Total debt, net	$2,273.5
Plus: Deferred financing costs (1)	14.3
Consolidated indebtedness	2,287.8
Less: Netted cash (2)	104.2
Consolidated indebtedness less netted cash	$2,183.6

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in ITEM 7A of Part II of our 2023 Annual Report. Management has reassessed the quantitative and qualitative market risk disclosures described in our 2023 Annual Report and determined there were no material changes to market risks for the nine months ended September 30, 2024.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2024:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1, 2024 - July 31, 2024	—		$—	—	$774.5
August 1, 2024 - August 31, 2024	666	(1)	$49.01	—	$774.5
September 1, 2024 - September 30, 2024	—		$—	—	$774.5
Total	666			—

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended September 30, 2024, none of our directors or executive officers adopted any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined Regulation S-K, Item 408).

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
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: November 7, 2024	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer