Form 10-K
period 2024-12-31
SOMNIGROUP INTERNATIONAL INC.
filed 2025-02-28
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-31922
SOMNIGROUP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1022198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
 1000 Tempur Way
Lexington, Kentucky 40511
(Address of registrant’s principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (800) 878-8889
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SGI	New York Stock Exchange
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
Large Accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes ☒ No
The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2024, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was approximately $7,901,086,937.
The number of shares outstanding of the registrant’s common stock as of February 25, 2025 was 208,524,132 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

When used in this Report, except as specifically noted otherwise, the term "Somnigroup International" refers to Somnigroup International Inc. only, and the terms "Somnigroup," "Company," "we," "our," "ours" and "us" refer to Somnigroup International Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. When used in this Report, the term "Mattress Firm" refers to Mattress Firm Group Inc. and its direct and indirect wholly-owned subsidiaries or Mattress Firm Group LLC and its direct and indirect wholly-owned subsidiaries as the context requires. In addition, when used in this Report, "2023 Credit Agreement" refers to the Company's senior credit facility entered into in 2023, and amended in February 2024 and October 2024;"Term B Loan" refers to the incremental term B loan entered into in 2024;"Delayed Draw Term A Loan" refers to the delayed draw term A loan commitment entered into in 2024; "2029 Senior Notes" refers to the 4.00% senior notes due 2029 issued in 2021; and "2031 Senior Notes" refers to the 3.875% senior notes due 2031 issued in 2021. In addition, when used in this Report, "Danish Tax Matter" refers to the Company's dispute with the Danish Tax Authority ("SKAT") regarding the royalty paid by a U.S. subsidiary of Somnigroup International to a Danish subsidiary for tax years 2012 through 2022.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment including its impact on consumer behavior in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events (including the Russia-Ukraine conflict and the conflict in the Middle East), labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth including the recently completed acquisition of Mattress Firm; expectations regarding Mattress Firm's ongoing operations; the ability to successfully integrate Mattress Firm into the Company's operations and realize all synergies from the transaction; the possibility that the expected benefits of the acquisition are not realized when expected or at all; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector, as well as consumer confidence and the availability of consumer financing; the ability to develop and successfully launch new products; capital project timelines; the ability to realize all synergies and benefits of acquisitions (including the merger with Mattress Firm); our reliance on information technology ("IT") and the associated risks involving realized or potential security lapses and/or cyber based attacks; the impact of cybersecurity incidents (such as the July 2023 incident) on our business, results of operations or financial condition, including our assessments of such impact; the Company's ability to restore its critical operational data and IT systems in a reasonable time frame following a cybersecurity incident; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

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

PART I

ITEM 1. BUSINESS

General

Somnigroup is the world's largest bedding company, dedicated to enriching people's lives through the power of a good night's sleep. With superior capabilities in design, manufacturing, distribution and retail, we deliver breakthrough sleep solutions and serve the evolving needs of consumers in over 100 countries worldwide through our fully-owned businesses, Tempur Sealy, Mattress Firm and Dreams. Our portfolio includes the most highly recognized brands in the industry, including Tempur-Pedic®, Sealy® and Stearns & Foster®, and our global omni-channel platform enables us to meet consumers wherever they shop, offering a personal connection and innovation to provide a unique retail experience and tailored solutions.

We seek to deliver long-term value for our shareholders through prudent capital allocation, including managing investments in our businesses. We are guided by our core value of Doing the Right Thing and committed to our global responsibility to protect the environment and the communities in which we operate.

On February 5, 2025, we completed the previously announced acquisition of Mattress Firm, the nation's largest mattress specialty retailer. The total purchase price was approximately $5.1 billion. The transaction was funded by approximately $2.8 billion of cash consideration (subject to adjustments, including the repayment of Mattress Firm's debt and other customary items) and 34.2 million shares of common stock. The cash payment was funded using a combination of cash on hand and proceeds from existing borrowings.

Mattress Firm was founded in 1986 and operates over 2,200 brick and mortar retail locations and a growing e-commerce platform. Mattress Firm's highly trained retail sales associates provide personalized service to help consumers choose the ideal bedding products across their robust assortment of market-leading brands.

Due to the close proximity of the Mattress Firm acquisition to the filing of this Report, our assessment of the newly acquired business remains ongoing as of the date of this Report. We will incorporate information on the Mattress Firm business as required beginning in the first quarter of 2025.

In connection with the closing of the Mattress Firm acquisition, we amended our Certificate of Incorporation to change our name to "Somnigroup International Inc." effective February 18, 2025. The name Somnigroup reflects our position as a global holding company and provider of sleep solutions with a portfolio of bedding businesses. Somnigroup's purpose is to drive long-term shareholder returns through sustainable competitive advantages and disciplined capital allocation as we oversee our investments in the $120 billion global sleep industry.

Our powerful distribution and retail model operates through an omni-channel strategy. Somnigroup's combined global footprint includes approximately 2,800 retail stores, 30 e-commerce platforms, 71 manufacturing facilities and four state-of-the-art research and development facilities worldwide. Our combined operations are supported by more than 20,000 employees with a collective focus on providing breakthrough sleep solutions to consumers.

Somnigroup has a strong competitive presence in the bedding marketplace with a leadership position that comes from product and service quality, culture, strategy and people, backed with financial strength and a disciplined approach to returning value to shareholders.

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

In 2024, we operated in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. The North America and International segments are strategic business units that are managed separately based on geography. Our North America segment consists of manufacturing, distribution and retail subsidiaries and licensees located in the U.S., Canada and Mexico. Our International segment consists of manufacturing, distribution and retail subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). Following the acquisition of Mattress Firm and beginning in the first quarter of 2025, we will operate in three segments: Tempur Sealy North America, Tempur Sealy International and Mattress Firm.

Our principal executive office is located at 1000 Tempur Way, Lexington, Kentucky 40511 and our telephone number is (800) 878-8889. Somnigroup International Inc. was incorporated under the laws of the State of Delaware in September 2002. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) of the Exchange Act, are available free of charge on our website at www.somnigroup.com as soon as reasonably practicable after such reports are electronically filed with the SEC. Our website and its contents are not incorporated by reference into this Report.

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

In order to achieve our goal of enriching the lives and improving the health of people worldwide through the power of a good night's sleep, one of our strategic initiatives is to leverage and strengthen our comprehensive portfolio of iconic brands and products. Our portfolio of product brands includes many highly recognized brands, including Tempur-Pedic®, Sealy® and Stearns & Foster®, which are described below:

•Tempur-Pedic® - Founded in 1991, the Tempur brand is our specialty innovation category leader designed to provide life changing sleep for our wellness-seeking consumers. Our proprietary Tempur material precisely adapts to the shape, weight and temperature of the consumer and creates fewer pressure points, reduces motion transfer and provides personalized comfort and support. Tempur-Pedic was awarded #1 in Customer Satisfaction for both the in-store and online mattress segments in the J.D. Power 2024 Mattress Satisfaction Report. This is the fourth consecutive year winning the online mattress category and the sixth consecutive year winning at least one J.D. Power award.

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

•Sleepy's™ - The Sleepy's brand is our private label brand offering at our Mattress Firm stores and online at www.mattressfirm.com. Sleepy's competes in a space where customers look for quality and value and is positioned to provide high-quality mattresses, made from a wide range of materials, for the right price.

•Non-Branded - Our non-branded product offerings include private label and OEM products, including mattresses, pillows and other bedding products and components at a wide range of price points. The addition of non-branded offerings expands our capabilities to service third-party retailers to capture manufacturing profits from bedding brands outside our own.

Our portfolio of retail brands includes Mattress Firm®, Dreams®, Tempur-Pedic® retail stores, SOVA and a variety of other retail brands internationally, which operate in various countries. The retail brands named above are described below:

•Mattress Firm® - Mattress Firm is the leading multi-branded mattress specialty retailer in the U.S., helping to make better sleep a reality by matching consumers to their perfect mattress through its highly trained team of Sleep Experts® across its 2,200 stores and robust online operations. Mattress Firm is a leading retailer of brands including Tempur-Pedic®, Sealy®, Stearns & Foster®, Sleepy's®, Beautyrest®, Serta®, Simmons®, Purple® and other leading mattress brands.

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

In 2025, we are launching an all-new collection of Sealy Posturepedic® products in North America. This reinvention of the Sealy Posturepedic® brand is strategically aimed at reigniting growth in the mid-to-entry level market, which has experienced outsize pressures relative to other price points in recent years. The new collection incorporates innovative technologies, including our proprietary PrecisionFit™ coils that deliver superior support and exceptional comfort.

Omni-Channel Distribution

Our primary selling channels are Wholesale and Direct. These channels align to the operating margin characteristics of our business and our marketplace.

We drive growth in our Wholesale business by growing our share with existing customers, gaining new business, expanding into new channels of distribution and driving slot velocity. In 2024, we continued to drive this initiative, as we expanded with new third-party retail partners and expanded our company-owned store footprint around the world.

We are continuing to expand our Direct channel to strengthen our distribution footprint and provide alternatives to allow the customer to shop on their preferred terms — whether online or in-store. Our Direct channel includes company-owned stores, online and call centers and represented 24.9% of net sales in 2024. Following the acquisition of Mattress Firm, we expect over 60% of our global sales will be direct-to-consumer and no customer will represent more than 5% of global sales. Our expanded direct channel distribution complements our wholesale business, and we believe this balanced approach enhances the overall global sales potential and profitability of Somnigroup.

For consumers that prefer to purchase directly from the manufacturer and are seeking a more personalized and educational sales experience, we have over 2,800 retail stores worldwide, including our retail stores owned through our international joint venture operations, after giving effect to the anticipated divestitures in the second quarter of 2025 described below.

We operate Tempur-Pedic® retail stores worldwide that provide a low-pressure environment to explore the comprehensive line up of our Tempur-Pedic® products. Each showroom features knowledgeable Brand Ambassadors who educate potential customers on Tempur-Pedic® products in a relaxed, comfortable environment. Going forward, we expect our strategy for opening additional locations of Tempur-Pedic® retail stores to continue targeting high traffic, premium locations that complement our existing distribution.

In addition to our high-end Tempur-Pedic® retail stores, we operate Sleep Outfitters®, a specialty mattress retailer that serves consumers across all price points with its extensive selection of Tempur-Pedic®, Sealy® and Stearns & Foster® products. We expect to complete the previously announced divestiture of Sleep Outfitters®, which includes 103 specialty mattress retail locations and seven distribution centers, to MW SO Holdings Company, LLC ("Mattress Warehouse") in the second quarter of 2025.

We also operate Dreams®, which has developed a successful multi-channel sales strategy, with over 200 brick and mortar retail locations in the U.K., an industry-leading online channel, as well as manufacturing and delivery assets.

Mattress Firm is the leading multi-branded mattress specialty retailer in the U.S., helping to make better sleep a reality by matching consumers to their perfect mattress through its highly trained team of Sleep Experts® across its 2,200 stores and robust online operations.

Our third-party retailers, Mattress Firm®, Tempur-Pedic® retail stores, Dreams® and our other company-owned store concepts reach the vast majority of consumers who still prefer to touch and feel a mattress and speak to a retail sales associate prior to making a purchase decision. However, our consumer insights also demonstrate that there is a growing segment of the population that prefers to purchase products online and, to a lesser degree, via a call center. As such, having an omni-channel presence is more important than ever, with most customers completing research and shopping both online and in-stores before making their purchase decision.

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

We advertise nationally on television, in digital media and through consumer and trade print. In addition, we participate in cooperative advertising on a shared basis with some of our retail customers. Throughout the year, we invested in a series of strategic marketing initiatives, which included new product introductions, advertising and in-store marketing investments.

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

Operations

Manufacturing and Distribution

In 2023, we opened our newest and largest state-of-the-art manufacturing facility in Crawfordsville, Indiana. The facility has the capabilities to manufacture a wide variety of bedding products and components for branded and non-branded operations. The facility's Midwest location enables us to balance manufacturing and distribution in the region, allowing us to more efficiently service our customers and capture the projected long-term demand to support our OEM business.

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

We encounter competition from a number of bedding manufacturers. The domestic market is highly concentrated, while the international market is highly fragmented and served by a large number of manufacturers, primarily operating on a regional and local basis. Participants in the global bedding industry offer a broad range of mattress, bed base and pillow products and compete primarily on price, quality, brand name recognition, product availability and product performance. Manufacturers and retailers in the global bedding industry are seeking to increase their channels of distribution and are looking for new ways to reach the consumer, including the expansion in the number of U.S. and international companies pursuing online direct-to-consumer models for mattresses. In addition, retailers both in the U.S. and internationally are increasingly seeking to offer their own private label products.

Intellectual Property

Patents, Trademarks and Licensing

We hold over one thousand U.S. and foreign patents and patent applications regarding certain elements of the design and function of many of our mattress and pillow products.

As of December 31, 2024, we held thousands of trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers and consumers. Tempur®, Tempur-Pedic®, Sealy®, Sealy Posturpedic® and Stearns & Foster® are our primary trademarks registered with the U.S. Patent and Trademark Office and various foreign trademark offices, as are many other of our registered trademarks and pending applications. Each U.S. trademark registration is renewable indefinitely as long as the trademark remains in use. We also own numerous trademarks, trade names, service marks, logos and design marks in the U.S. and a number of other countries, including Dreams® and SOVA.

We derive income from royalties by licensing Sealy®, Stearns & Foster® and Tempur® brands, technology and trademarks to other manufacturers. Under the license arrangements, licensees have the right to use certain trademarks and current proprietary and/or patented technology in designated jurisdictions. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. For the year ended December 31, 2024, our licensing activities as a whole generated royalties of approximately $31.5 million.

Governmental Regulation

Our operations are subject to international, federal, state and local consumer protection and other regulations, primarily relating to the mattress and pillow industry. These regulations vary among the states, countries and localities in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as "new" or otherwise, controls as to chemical and other substances, hygiene and other aspects of product safety, handling, marketing and sale and penalties for violations. New regulations can require us to change the way in which our products are labelled and marketed. For example, the European Union's new General Product Safety Regulation, which came into force on December 13, 2024, required us to make changes to the way in which our products are labelled and to add product safety and manufacturer information to all of our online product listings. The U.K. government has recently introduced a new draft framework law on product regulation which may have a similar impact. The U.S. Consumer Product Safety Commission ("CPSC") has adopted rules relating to fire retardancy standards for the mattress industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these regulations and standards may require modifications to our products to comply with such changes. For example, the U.K. is considering new regulations which would include measures to reduce the use of chemical fire retardants. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products and the conduct of our operations and facilities. We have made and will continue to make expenditures necessary to comply with these requirements. Currently these expenditures are immaterial to our financial results. For a discussion of the risks associated with our compliance programs in connection with these regulations, please refer to "Risk Factors" under Part I, ITEM 1A of this Report.

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

In connection with sales of our products and operation of our business, we collect and process personal data from our customers, business partners and employees. As such, we are subject to certain laws and regulations relating to IT security, artificial intelligence ("AI") and personal data protection and privacy. For example, the European Union ("EU") adopted the General Data Protection Regulation ("GDPR"). The GDPR imposed ongoing compliance requirements on companies, including us, that process personal data from citizens resident in the EU. In addition, there are country-specific data privacy laws in Europe that impose additional requirements on data controllers and several of these laws are more stringent than the GDPR.

In recent years, U.S. states have adopted legislation offering similar protections for resident citizens, such as the California Privacy Rights Act (which amends the California Consumer Privacy Act ("CCPA")). Eighteen other states have introduced similar privacy laws. These U.S. state privacy laws grant consumers new rights over their personal information, such as access to and deletion of their personal information, placing strict data collection requirements on businesses, including ours.

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

Recently the EU harmonized its existing laws governing AI with the introduction of the consolidated EU AI Act ("AI Act"). The AI Act regulates the development and/or use of AI and has extra-territorial reach. The law places risk and technology-based obligations on companies deploying AI in their operations, such as ours. To address the requirements, we have implemented a global AI policy and set up AI governance and controls through a new management committee and compliance program.

In response to the changing regulatory global landscape, we have implemented a global compliance system, appointed dedicated resources and have put measures in place to facilitate adherence to the continuing compliance requirements of applicable worldwide data privacy laws.

Sustainability and Corporate Social Values

We recognize that as a corporate citizen we have a responsibility to protect our communities and environment. Our executive leadership and board members believe that our success as an organization must be inclusive of our impact on our communities, employees, customers and environment.

We believe that sound environmental, sustainability and corporate governance ("ESG") practices can help identify, manage and mitigate risks while contributing to the financial success of our business.

Additional details on our approach to sustainability can be found in our Corporate Social Values located on the Somnigroup Investor website at http://investor.somnigroup.com under the "Sustainability" tab. Our website and its contents are not incorporated by reference into this Report. In 2024, we shifted our annual sustainability reporting period to be aligned with our fiscal year. We anticipate publishing the report covering the 2024 fiscal year period in late 2025.

The impact of any acquisitions will generally be integrated into our Sustainability and Corporate Responsibility disclosures and initiatives approximately 24 months after closing.

Sustainability Governance

The Nominating and Corporate Governance ("NCG") Committee, on behalf of the Company's Board of Directors (the "Board"), is responsible for reviewing the Company's practices and positions relating to ESG issues that may affect the Company's business and key stakeholders and for overseeing ESG matters. The NCG Committee regularly reviews the effectiveness of management's strategies, programs and policy implementation with respect to responsible sourcing, climate change, waste management, energy initiatives, corporate governance practices and procedures and stakeholder management.

The Human Resources/Capital and Talent Committee has primary responsibility for oversight of risk related to compensation, equal opportunity employment initiatives and human rights considerations.

The Audit Committee reviews and discusses with management and internal audit the Company's risk management processes and system of internal control over the Company's disclosures surrounding its ESG efforts.

Our ESG Working Group is a cross-functional group tasked to operationalize ESG by working with subject matter experts across the Company. This group is advised by a third party that brings external sustainability insights to help inform our strategic objectives and is overseen by the Chief Financial Officer.

Environment

Somnigroup's approach to managing our environmental impact is focused on three pillars: resource conservation, product and packaging and waste management. This approach helps to ensure compliance with relevant regulation, better position our products to meet evolving consumer expectations and drive cost savings through efficiency gains.

Our approach is grounded in our environmental management system ("EMS"), and we continue to pursue third-party validation of our EMS to ensure the effectiveness of our approach and create consistency across our manufacturing and logistics management systems.

Resource Conservation

We are investing in resource efficiency throughout our production and distribution processes. This includes our efforts to manage risks associated with the transition to a lower-carbon economy by investing in renewable energy and reducing our greenhouse gas emissions. We are committed to achieving carbon neutrality in our global wholly owned operations by 2040. Our objective is to reduce or offset 100% of Scope 1 and 2 greenhouse gas emissions from our wholly owned manufacturing, retail and logistics operations.

Product and Packaging

In line with our unwavering focus on consumer and employee safety and meeting the regulations of different jurisdictions, we are building these regulatory requirements into our product plans. This includes considering the entire lifecycle of our products, beginning with our supplier engagement and ensuring the safety of all materials used on our products.

Our Chemical Safety Policy demonstrates our commitment to maintaining a healthy and safe work environment for our employees and providing a safe product for our customers. It also reflects our efforts to ensure safety through comprehensive chemical safety management, compliance with regulations, rigorous product testing and employee training and preparedness.

Waste Management

We are committed to reducing waste from our operations and improving the recyclability of our products. We seek to achieve zero waste-to-landfill status across our global operations which not only can help reduce costs related to waste management but also reinforces our efforts to improve resource efficiency throughout our production and distribution processes.

Human Capital Management

As a global organization, our workforce is important to us. We believe a key driver of long-term success is the strength of our workforce and we are committed to investing in our workforce. As part of our commitment to our workforce, we focus on the following key areas:

Wellness, Health and Safety

With sleep, health and wellness at the core of what we do every day, we recognize the importance of employee well-being and offer a holistic suite of programs and initiatives to support employee's health.

We also strive to continue to be proactive in our operational health and safety initiatives. We are focused on ensuring compliance with health and safety best practices, requiring employee health and safety training for 100% of our applicable employees, raising workplace awareness through safety initiatives and identifying risk elimination opportunities.

Equal Opportunity Employment

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

People Development and Training

Our goal is to design and offer development opportunities that improve Company performance and meet employees' individual learning and development needs and strengthen our culture by reinforcing Company values. We use the 70/20/10 learning and development model. This approach gives employees the opportunity to develop their skills through a combination of job experience (70%), mentoring (20%) and formal training (10%). Training at Somnigroup includes, but is not limited to, formal training programs, leadership development mentorships, professional and industry conferences and education assistance.

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

A number of our significant competitors offer mattress and pillow products that compete directly with our products. The effectiveness of our competition relative to our performance, including by established manufacturers or new entrants into the market, could have a material adverse effect on our business, financial condition and/or operating results. For example, market participants continue to improve their channels of distribution to optimize their reach to the consumer, including by pursuing online direct-to-consumer models. In addition, retailers in the U.S. and internationally have integrated vertically in the furniture and bedding industries, and it is possible that such vertical integration may provide conditions that would negatively impact our net sales and results of operations. The pillow industry in particular is characterized by a large number of competitors, none of which is dominant. As such, conditions that substantially increase a single participant's market share could be detrimental to our financial performance. The highly competitive nature of the mattress and pillow industries means we are continually subject to the risk of loss of market share, loss of significant customers, reductions in margins and the inability to acquire new customers.

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

If a key supplier for an applicable component failed to supply components in the amount we require, this could significantly interrupt production of our products and increase our production costs in the near term. We have experienced and may continue to experience disruptions for a variety of reasons, including disruptions in international trade routes, changes in international trade duties and other aspects of international trade policy, labor shortages, natural disasters or climate change-related events (including severe weather events), pandemics and political events. If we are not able to successfully mitigate such supply chain risks, we could experience disruptions in production or increased costs, which may result in a decrease in our gross margin or reduced sales, and have a material adverse effect on our business, results of operations and financial condition.

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

The global economy continues to experience high rates of inflation, and inflationary pressure and price uncertainty may continue in 2025. We have experienced, and may continue to experience, volatility and increases in the price of certain of these raw materials as a result of global market and supply chain disruptions and the broader inflationary environment related to the ongoing macroeconomic conditions. Interest rates remain relatively high and may continue to remain at such levels. To the extent we are unable to absorb higher costs, or pass any such higher costs to our customers, our gross margin could be negatively affected, which could result in a decrease in our liquidity and profitability. In addition, monetary policies to counter inflation could negatively affect our borrowing costs and those of our customers and suppliers, as well as exchange rates and other macroeconomic factors.

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

The acquisition of Mattress Firm may not be as successful as anticipated, and we may not achieve the intended benefits or do so within the intended timeframe.

The success of our acquisition of Mattress Firm will depend, in large part, on our ability to realize the anticipated benefits from combining our business with Mattress Firm. Our ability to realize these anticipated benefits depends on the successful merger of our business with Mattress Firm, which will be complex and time-consuming. This merger will involve numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with Mattress Firm's business. Difficulties in combining the business of Mattress Firm and our ability to manage the combined company may result in the combined company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related operating synergies and could have an adverse effect on our business and financial results.

Potential difficulties that may be encountered in the merger process include, among other factors:

•the inability to successfully merge the business of Mattress Firm, operationally and culturally, in a manner that permits us to achieve the financial results anticipated;
•the inability to deliver on our strategy as a combined company, including the expansion of consumer touchpoints and acceleration of our U.S. omni-channel strategy;
•complexities associated with managing a larger, more complex business, including the potential diversion of management's attention;
•not realizing anticipated operating synergies;
•the inability to retain key employees and otherwise combine personnel from the two companies;
•potential unknown liabilities and unforeseen expenses;
•merging relationships with customers, suppliers, distributors and business partners;
•performance shortfalls at one or both of the companies as a result of the diversion of management's attention caused by merging Mattress Firm's operations; and
•the disruption of, or the loss of momentum in, each company's ongoing business or inconsistencies in standards, controls, procedures and policies.

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
•our ability to pursue, successfully integrate and capture the synergies from potential acquisition opportunities, such as the Mattress Firm acquisition;
•general economic factors that impact consumer confidence, disposable income or the availability of consumer financing; and
•our ability to successfully open new stores and profitably operate existing stores.

Our new product launches may not be successful due to development delays, failure of new products to achieve anticipated levels of market acceptance and significant costs associated with failed product introductions, which could adversely affect our revenues and profitability.

Each year we invest significant time and resources in research and development to improve our product offerings and launch new products. In 2024, we completed the launch of a new portfolio of Tempur-Pedic® Adapt mattresses in our North America segment. This collection was designed to complement the Tempur-Pedic® Breeze collection and Tempur-Ergo® Smart Bases launched in 2023 and finishes the complete reset of our core Tempur® lineup.

In our International segment in 2024, we completed the rollout of the new line of Tempur® products in over 90 markets through our wholly-owned subsidiaries and third-party distributors. This new line of products will broaden Tempur®'s price range with the super-premium price point ceiling maintained and the floor expanded into the premium category to broaden our global addressable market.

In 2025, we are launching an all-new collection of Sealy Posturepedic® products in North America. This reinvention of the Sealy Posturepedic® brand is strategically aimed at reigniting growth in the mid-to-entry level market, which has experienced outsized pressures relative to other price points in recent years. The new collection incorporates innovative technologies, including our proprietary PrecisionFit™ coils that deliver superior support and exceptional comfort.

There are a number of risks that are inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Further, introduction costs and manufacturing inefficiencies may be greater than anticipated, while the rollout of the product could be delayed, each of which could impact profitability.

We rely significantly on IT and we have experienced, and in the future could experience, cyber-based attacks which have and in the future could harm our ability to effectively operate our business.

We rely on IT systems to operate and manage our business and to process, maintain and safeguard information essential to our business as well as information relating to third-parties, including our customers, suppliers and employees. These systems are vulnerable to events beyond our reasonable control, including cyberattacks and security breaches. Such events have resulted, and in the future could result, in operational slowdowns, shutdowns or other difficulties; loss of sales, revenues or market share; compromise or loss of sensitive or proprietary information, including the misappropriation of our customers' or employees' personal information; destruction or corruption of data, including valuable business data; costs of remediation, upgrades, repair or recovery; breaches of obligations to third parties under privacy laws or contracts; exhaustion of insurance coverage and increased insurance premiums; fines or lawsuits; or other damage to our reputation or customer relationships; each of which, depending on the extent or duration of the event, could materially and adversely impact our business, operating results or financial condition.

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

Furthermore, we are subject to a constantly evolving regulatory landscape of laws and regulations relating to IT security and personal data protection and privacy, including but not limited to the EU's GDPR and the CCPA, each of which have imposed new and expanded compliance requirements on companies, including us, that process personal data from citizens living in applicable jurisdictions. Any failure to comply with applicable laws and regulations relating to data security and privacy, due to various factors within or outside of our control, could result in costly investigations from regulators and litigation, expose us to potentially significant penalties and result in negative publicity that could damage our reputation and credibility.

Deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of December 31, 2024, we had approximately 12,000 full-time employees. Our joint ventures also employ approximately 1,550 full-time employees. Approximately 16% of our employees are represented by various labor unions with separate collective bargaining agreements or government labor union contracts for certain international locations. Our North American collective bargaining agreements, which are typically three years in length, expire at various times during any given three-year period. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew our various collective bargaining agreements on a timely basis or on favorable terms, or at all. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

Certain of our trademarks are currently registered in the U.S. and are registered or pending in foreign jurisdictions. Certain other trademarks are the subject of protection under common law. However, those rights could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against such a challenge. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks, that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never issue from pending applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we are unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

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

We depend on the continued services of our executive management team, whose average tenure with the Company is 17 years. Our executive team's leadership experience provides us with a competitive advantage, as the team sets clear initiatives for the organization and enhances high-performing teams by empowering them to act quickly, especially during challenging periods. The loss of key personnel could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our executive management team.

Regulatory, Legal and Financial Risks

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 29.2% of our net sales were generated outside of the U.S. in 2024. We conduct our business in a wide variety of currencies and are therefore subject to market risk relating to changes in foreign exchange rates. If the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, for example, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. In 2024, foreign currency exchange rate changes positively impacted our net income by approximately 0.1% and positively impacted adjusted EBITDA, which is a non-GAAP financial measure, by approximately 0.1%. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. Except for the use of foreign exchange forwards contracts described immediately below, we do not hedge the translation of foreign currency operating results into the U.S. dollar.

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

We operate in the ordinary course of our business with a certain amount of leverage, including debt incurred to close the acquisition of Mattress Firm on February 5, 2025. Our degree of leverage could have important consequences, such as:

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
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, such as the Mattress Firm acquisition, and general corporate or other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
•exposing us to variability in interest rates, as a substantial portion of our indebtedness is and will be at variable rates; and
•limiting our ability to return capital to our stockholders, including through share repurchases and dividends.

In addition, the instruments governing our debt contain customary financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities and reduce our flexibility to respond to changing business and economic conditions. Failure to comply with our debt covenants may result in a default or event of default under the related credit document. If such default or event of default is not cured or waived, as applicable, we may suffer adverse effects on our operations, business or financial condition, including acceleration of the maturity date of all amounts outstanding under our debt facilities. For further discussion regarding our debt covenants and compliance and the acquisition of Mattress Firm, refer to "Management's Discussion and Analysis" included in Part II, ITEM 7 of this Report, Note 6, "Debt," and Note 3, "Acquisitions and Divestitures," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

We are subject to risks from our international operations, such as complying with U.S. and foreign laws, foreign exchange exposure, tariffs, increased costs, political risks, geopolitical conflicts and our ability to expand in certain international markets, which could impair our ability to compete and our profitability.

We are a global company, selling our products in approximately 100 countries worldwide. We generated approximately 29.2% of our net sales outside of the U.S. in the year ended December 31, 2024. We operate through multiple wholly owned subsidiaries and we also participate in international license and joint venture arrangements with independent third parties.

Our international operations are subject to the customary risks of operating in an international environment, including complying with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act; complying with foreign laws and regulations, including disparate anti-corruption laws and regulations; and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, inflation, unstable political situations, labor issues and geopolitical conflicts (including the Russia-Ukraine conflict, the Israel-Hamas conflict and wider Middle East developments). We are also limited in our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy® bedding products. Fluctuations in the rate of exchange between currencies in which we do business may affect our financial condition or results of operations.

Changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact our business. In particular, the imposition of new tariffs or increases in existing tariffs on products imported from countries where our suppliers operate increase the costs for raw materials and finished goods. These cost increases reduce our margins and may require us to raise prices, or make our products less competitive in the marketplace. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in trade policy and regulations already enacted or that may be enacted in the future. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies or other measures, our financial performance and growth prospects could be negatively affected.

We are subject to various regulatory requirements, including, but not limited to, trade, environmental, health and safety requirements, any violation of which may require costly expenditures and expose us to liability.

We, and our products, are subject to extensive regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC") and the U.S. Food and Drug Administration, and by similar international regulatory regimes. We are subject to various health and environmental provisions, such as California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986) and in our international jurisdictions we are subject to the medical devices regulatory authorities such as the Medicines and Healthcare products Regulatory Agency ("MHRA") and the International Chamber of Commerce Advertising and Marketing Communications Code. We are subject to laws and regulations both in the U.S. and internationally, relating to pollution, environmental protection and occupational health and safety, such as the Federal Water Pollution Control Act, and Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH"), amongst others. As a manufacturer of bedding and related products, we are subject to regulations governing the environment. Any violation or failure to comply with any of these regulatory requirements may result in liability exposure and costly expenditures to remediate or pay for liabilities. For example, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable if there has been a violation of the regulatory requirement, and the amount of such liability could be material. Further, any of the rules and regulatory requirements we are subject to may change from time to time, or may conflict. For example, our operations could be impacted by a number of pending legislative and regulatory proposals to address greenhouse gas emissions in the U.S. and other countries, including the Kyoto Protocol.

We may not be in complete compliance with any such requirements, or at all times, and though we have made and will continue to make expenditures to comply with these regulatory requirements, violation of any of them or failure to comply could expose us to liability, subject us to monetary liabilities and could harm our business, reputation and financial condition.

Our pension plans are currently underfunded and we may be required to make cash payments to the plans, reducing our available cash.

We contribute to multi-employer pension plans according to collective bargaining agreements that cover certain union-represented employees. Participating in these multi-employer plans exposes us to potential liabilities if the multi-employer plan is unable to pay its underfunded obligations or we trigger a withdrawal event. The withdrawal liability is an exit fee for employers who cease contributions to multi-employer defined benefit pension plans with unfunded vested benefits. We participate in several plans which are in the Red Zone for 2024. A plan is in the Red Zone (Critical) if it has a current funded percentage of less than 65.0%. The following risks of participating in these multi-employer plans differ from single employer pension plan risks:

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

Certain of our retail pricing and promotional allowance policies or practices are subject to antitrust and consumer protection regulations in the U.S. and abroad. If regulators or private parties in any jurisdiction in which we do business initiate investigations or claims that challenge our pricing or promotional allowance policies or practices, our efforts to respond could force us to divert management resources and we could incur significant unanticipated costs. If such an investigation or claim were to result in a charge that our practices or policies were in violation of applicable antitrust, consumer protection or other laws or regulations, we could be subject to significant additional costs of defending such charges in a variety of venues and, ultimately, if there were a finding that we were in violation of antitrust, consumer protection or other laws or regulations, there could be an imposition of fines, and damages for persons injured, as well as injunctive or other relief. Any requirement that we pay fines or damages (which, under the laws of certain jurisdictions, may be trebled) could decrease our liquidity and profitability, and any investigation or claim that requires significant management attention or causes us to change our business practices could disrupt our operations or increase our costs, also resulting in a decrease in our liquidity and profitability. An antitrust or consumer protection class action or individual suit against us could result in potential liabilities, substantial costs, treble damages and the diversion of our management's attention and resources, regardless of the outcome.

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

We recently announced an increase in our quarterly dividend to $0.15 per share, effective for the first quarter of 2025. Any decision to declare and pay dividends, and the amount of any such dividends, will be dependent on a variety of factors, including compliance with Section 170 of the Delaware General Corporation Law; changes to our capital allocation policies; our results of operations, liquidity and cash flows; contractual restrictions in our debt agreements; economic conditions, including the impact of geopolitical uncertainty and related macroeconomic impacts on our business and financial condition; and other factors the Board of Directors may deem relevant. There can be no assurance that we will declare dividends in any particular amounts or at all, and changes in our dividend policy could adversely affect the market price for our stock.

Our share repurchase program is subject to suspension or termination at any time, and may not enhance long-term stockholder value.

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we are authorized to repurchase shares of our common stock. The share repurchase program may be suspended or terminated at any time. From 2016 through December 31, 2024, we had repurchased an aggregate of 55.3 million shares for approximately $2,388.9 million under our share repurchase program. For the year ended and as of December 31, 2024, we did not repurchase shares under our share repurchase program and had approximately $774.5 million remaining under the share repurchase authorization. While the Mattress Firm acquisition was pending, we temporarily suspended our share repurchase program, and currently expect to allocate unused cash flows toward repayment of debt. Shares may be repurchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. Repurchases of our common stock pursuant to our share repurchase program could affect the market price of our common stock or increase its volatility. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program's effectiveness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Enterprise Risk Management. We utilize an enterprise risk management process undertaken on an ongoing basis pursuant to which we seek to identify various enterprise risks related to product safety and regulatory, global environmental exposure, site environmental matters, IT system interruption and cybersecurity, supply chain matters, business continuity, health and safety incidents and other matters. We have an enterprise risk management group that manages this process, which includes our executive leadership team. Their activities include assessing the risks, prioritizing the risks, measuring the risks, implementing mitigation plans and auditing the results.

Cybersecurity Risk Management. We maintain a comprehensive process for assessing, identifying and managing material risks from cybersecurity threats, including risks relating to disruption of business operations or financial reporting systems; intellectual property theft; fraud; violation of data privacy laws and other litigation and legal risk; reputational risk; and risks associated with our use of third-party service providers, as part of our overall risk management system and processes. We address cybersecurity risks and threats through a strategic program based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Our dedicated cybersecurity team oversees and implements our cybersecurity management program, compliance with applicable legal and third-party data privacy requirements and our incident response and crisis management plans.

We also implemented additional security measures following the previously disclosed cybersecurity incident of July 2023, such as stronger privileged access policies and enhanced and expanded multi-factor authentication to help prevent unauthorized access to our systems. We face ongoing risks from certain cybersecurity threats, and we cannot provide assurance that, if those risks materialize, our business strategy, results of operations or financial condition will not be materially affected in the future. See "Risk Factors" in ITEM 1A of this Annual Report on Form 10-K for more information on our cybersecurity related risks.

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

Governance

Board Oversight. Our Board of Directors is ultimately responsible for overseeing and reviewing with management the Company's cybersecurity risks and the policies and practices established to manage such risks. In that effort, the Board delegates these responsibilities to the Audit Committee. The Audit Committee receives a cybersecurity update at each of its quarterly meetings from our Senior Vice President, Chief Information Officer ("CIO") or management. These updates address a range of topics, including updates on technology trends, policies and practices, and specific and ongoing efforts to prevent, detect and respond to internal and external critical threats.

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

ITEM 2. PROPERTIES

The following table sets forth certain information regarding our principal facilities by segment, which have been aggregated by principal manufacturing entity, at December 31, 2024.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our sole class of common equity is our $0.01 par value common stock, which commenced trading on the New York Stock Exchange ("NYSE") under the symbol "TPX" on December 18, 2003. Prior to that time, there was no public trading market for our common stock. On February 18, 2025, our common stock began trading on the NYSE under the symbol "SGI" in connection with our name change to Somnigroup International Inc.

As of February 25, 2025, we had approximately 152 stockholders of record of our common stock.

Dividends

In February 2025, our Board of Directors declared a cash dividend of $0.15 per share on our common stock. The dividend is payable on March 20, 2025 to shareholders of record on the close of business March 6, 2025. However, payment of future dividends, and the timing and amount thereof, will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements, legal requirements and other factors that our Board of Directors deems relevant. Further, we are subject to certain customary restrictions on dividends under our 2023 Credit Agreement and Indentures. See Note 6, "Debt," in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a discussion of the 2023 Credit Agreement and Indentures.

Issuer Purchases of Equity Securities

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the year ended December 31, 2024, we did not repurchase shares under the program while the Mattress Firm acquisition was pending. We had approximately $774.5 million remaining under the share repurchase program as of December 31, 2024.

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

    The following table sets forth purchases of our common stock for the three months ended December 31, 2024:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
October 1, 2024 - October 31, 2024	—	$—	—	$774.5
November 1, 2024 - November 30, 2024	—	$—	—	$774.5
December 1, 2024 - December 31, 2024	—	$—	—	$774.5
Total	—		—

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

The following table compares cumulative stockholder returns for us over the last five years to the Standard & Poor's ("S&P") 500 Stock Composite Index, the S&P 400 Consumer Discretionary Sector and a custom peer group. We believe the custom peer group discussed below closely reflects our business and, as a result, provides a meaningful comparison of stock performance.

The peer issuers included in this graph are set forth below in the table. Each year we assess our peer group and evaluate if they meet our market capitalization criteria. In 2024, Mohawk Industries Inc. was added to the peer group, while Sleep Number Corporation was removed since they no longer meet our revenue and business comparability criteria.

2024 Peer Group

Brunswick Corporation (BC)	Hasbro, Inc. (HAS)	RH (RH)
Capri Holdings Limited (CPRI)	Leggett & Platt, Incorporated (LEG)	Skechers U.S.A., Inc. (SKX)
Carter's, Inc. (CRI)	Levi Strauss & Co. (LEVI)	Tapestry, Inc. (TPR)
Columbia Sportswear Company (COLM)	Mohawk Industries Inc. (MHK)	Under Armour, Inc. (UA)
Deckers Outdoor Corporation (DECK)	Polaris Industries Inc. (PII)	Williams-Sonoma, Inc. (WSM)
Gildan Activewear Inc. (GIL)	PVH Corp. (PVH)
Hanesbrands Inc. (HBI)	Ralph Lauren Corporation (RL)

2023 Peer Group

Brunswick Corporation (BC)	Hasbro, Inc. (HAS)	Skechers U.S.A., Inc. (SKX)
Capri Holdings Limited (CPRI)	Leggett & Platt, Incorporated (LEG)	Sleep Number Corporation (SNBR)
Carter's, Inc. (CRI)	Levi Strauss & Co. (LEVI)	Tapestry, Inc. (TPR)
Columbia Sportswear Company (COLM)	Polaris Industries Inc. (PII)	Under Armour, Inc. (UA)
Deckers Outdoor Corporation (DECK)	PVH Corp. (PVH)	Williams-Sonoma, Inc. (WSM)
Gildan Activewear Inc. (GIL)	Ralph Lauren Corporation (RL)
Hanesbrands Inc. (HBI)	RH (RH)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$300
$250
$200
$150
$100
$50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Somnigroup International Inc.
S&P 500
S&P 400 Consumer Discretionary
2023 Peer Group
2024 Peer Group

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Somnigroup International Inc.	$100.00	$124.05	$217.83	$161.29	$242.05	$271.90
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 400 Consumer Discretionary	100.00	130.99	167.26	132.09	164.16	179.62
2023 Peer Group	100.00	102.87	128.29	93.16	108.24	131.69
2024 Peer Group	100.00	101.24	124.37	90.58	100.69	113.79

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company, excluding Mattress Firm unless otherwise noted. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" and Part I, ITEM 1A of this Report. Our actual results may differ materially from those contained in any forward-looking statements. For results of operations comparisons relating to years ending December 31, 2023 and 2022, refer to our annual report on Form 10-K, Part II, ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the Securities and Exchange Commission on February 16, 2024.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the years ended December 31, 2024 and 2023, including the following topics:

•an overview of our business and strategy;
•results of operations, including our net sales and costs in the periods presented as well as changes between periods;
•expected sources of liquidity for future operations; and
•our use of certain non-GAAP financial measures.

Business Overview

General

We are the world's largest bedding company, dedicated to enriching people's lives through the power of a good night's sleep. With superior capabilities in design, manufacturing, distribution and retail, we deliver breakthrough sleep solutions and serve the evolving needs of consumers in more than 100 countries worldwide through our fully-owned businesses, Tempur Sealy, Mattress Firm and Dreams.

In 2024, we operated in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of manufacturing, distribution and retail subsidiaries and licensees located in the U.S., Canada and Mexico. Our International segment consists of manufacturing, distribution and retail subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). Corporate operating expenses are not included in any of the segments and are presented separately as a reconciling item to consolidated results. We evaluate segment performance based on net sales, gross profit and operating income. For additional information refer to Note 15, "Business Segment Information," included in Part II, ITEM 8 "Financial Statements and Supplementary Data," of this Report. Following the acquisition of Mattress Firm and beginning in the first quarter of 2025, we will operate in three segments: Tempur Sealy North America, Tempur Sealy International and Mattress Firm.

Our portfolio includes the most highly recognized brands in the industry, including Tempur-Pedic®, Sealy® and Stearns & Foster®, and our global omni-channel platform enables us to meet consumers wherever they shop, offering a personal connection and innovation to provide a unique retail experience and tailored solutions. Our products allow for complementary merchandising strategies and are sold through third-party retailers, our company-owned and joint venture operated retail stores worldwide and our e-commerce channel.

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

In 2025, we expect the current macroeconomic environment to stabilize throughout the year. The global bedding industry was challenged in 2024 due to certain macroeconomic pressures on the consumer. Ongoing geopolitical conflicts may introduce further uncertainty for the consumer. We expect to outperform the bedding industry as a result of our investments in new product launches and continued investments in innovation, quality, advertising and customer service.

Acquisition of Mattress Firm

On February 5, 2025, we completed the acquisition of Mattress Firm for an aggregate purchase price of approximately $5.1 billion, net of cash acquired of $0.3 billion. The aggregate purchase price consisted of $2.8 billion in cash and approximately 34.2 million shares of our common stock valued at $65.65 per share, which represents the simple average of the opening and closing price per share of our common stock on the NYSE on the trading day immediately prior to the date of acquisition, with the value of any fractional shares paid in cash.

In connection with the consummation of the merger, we borrowed $625.0 million on the Delayed Draw Term A Loan and $679.5 million of revolving commitments under our senior credit facility. In addition, approximately $1,592.0 million of proceeds in respect of the Term B Loan were released from escrow. The proceeds of this financing were collectively used to fund a portion of the cash consideration, the repayment of Mattress Firm's debt and the payment of certain fees and expenses related to the merger.

We incurred $47.8 million and $49.0 million of transaction expenses related to the acquisition in 2024 and 2023, respectively, and $9.8 million of transaction related interest expense, net of interest income, related to the Term B Loan drawn and held in escrow.

We expect to complete the previously announced divestiture of 73 Mattress Firm retail locations and our Sleep Outfitters subsidiary, which includes 103 specialty mattress retail locations and seven distribution centers, to Mattress Warehouse in the second quarter of 2025.

Product Launches

In 2025, we will launch an all-new collection of Sealy Posturepedic® products in North America. This reinvention of the Sealy Posturepedic® brand is strategically aimed at reigniting growth in the mid-to-entry level market, which has experienced outsized pressures relative to other price points in recent years. The new collection incorporates innovative technologies, including our proprietary PrecisionFit™ coils which were expertly designed to provide superior support.

Omni-Channel Distribution Expansion

We have a diversified group of strong retail partners and a rapidly growing direct business. The largest pillar of our omni-channel distribution strategy is our wholesale distribution across tens of thousands of third-party retail doors. This broad footprint ensures that consumers can easily find and experience our products in person. While we are well represented at third-party retailers in the U.S. today, there are opportunities to both increase the presence of our brands with existing retail partners and to sell into certain key retailers that do not have our products on their floors today. We also have significant opportunity to expand our third-party retail distribution in our international business.

In addition to the sale of our branded products through third-party retailers, we also offer non-branded products through our OEM business, including mattresses, pillows and other bedding products and components, at a wide range of price points. Our non-branded offerings complement our suite of branded products, expanding our capability to service third-party retailers and creating opportunity to capture manufacturing profits from bedding brands outside our own. In the fourth quarter of 2024, we lost a significant portion of our OEM business as a result of a customer's acquisition which foreclosed on our OEM product sales to this customer. In 2025, we expect this distribution loss to have an unfavorable impact on our results. We continue to target obtaining a meaningful share of the OEM market in the long-term.

We have been focused on building our direct channel, both online and company-owned retail stores. The development of our online business has been particularly important as consumers have grown more comfortable shopping for bedding products online. Following the acquisition of Mattress Firm, we expect over 60% of our global sales will be direct-to-consumer and no customer will represent more than 5% of global sales. Our expanded direct channel distribution complements our wholesale business, and we believe this balanced approach enhances the overall global sales potential and profitability of Somnigroup.

We currently operate over 2,800 retail stores globally through our wholly-owned and joint venture operations, led by over 2,200 Mattress Firm and retail stores in the U.S. and over 200 Dreams locations in the U.K. We believe these retail stores complement our existing third-party retail partners by increasing our products' brand awareness in the local markets.

2024 Results of Operations

A summary of our results for the year ended December 31, 2024 include:

•Total net sales increased 0.1% to $4,930.9 million as compared to $4,925.4 million in 2023, with a decrease of 1.7% in the North America business segment and an increase of 6.7% in the International business segment. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 0.1%, with a decrease of 1.5% in the North America business segment and an increase of 5.8% in the International business segment.

•Gross margin was 44.2% as compared to 43.2% in 2023. Adjusted gross margin, which is a non-GAAP financial measure, was 45.0% as compared to 43.7% in 2023.

•Operating income increased 4.4% to $634.2 million as compared to $607.2 million in 2023. Adjusted operating income, which is a non-GAAP financial measure, increased 3.8% to $721.3 million as compared to $695.1 million in 2023.
•Net income increased 4.4% to $384.3 million as compared to $368.1 million in 2023. Adjusted net income, which is a non-GAAP financial measure, increased 6.9% to $455.1 million as compared to $425.6 million in 2023.

•Earnings per diluted share ("EPS") increased 3.8% to $2.16 as compared to $2.08 in 2023. Adjusted EPS, which is a non-GAAP financial measure, increased 6.3% to $2.55 as compared to $2.40 in 2023.

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

The following table sets forth the various components of our Consolidated Statements of Income and expresses each component as a percentage of net sales:

(in millions, except percentages and	Year Ended December 31,
per common share amounts)	2024		2023
Net sales	$4,930.9	100.0%	$4,925.4	100.0%
Cost of sales	2,750.8	55.8	2,796.7	56.8
Gross profit	2,180.1	44.2	2,128.7	43.2
Selling and marketing expenses	1,091.6	22.1	1,063.4	21.6
General, administrative and other expenses	473.2	9.6	481.1	9.8
Equity income in earnings of unconsolidated affiliates	(18.9)	(0.4)	(23.0)	(0.5)
Operating income	634.2	12.9	607.2	12.3

Other expense, net:
Interest expense, net	134.8	2.7	129.9	2.6
Loss on extinguishment of debt	—	—	3.2	0.1
Other income, net	(4.9)	(0.1)	—	—
Total other expense, net	129.9	2.6	133.1	2.7

Income before income taxes	504.3	10.2	474.1	9.6
Income tax provision	(118.6)	(2.4)	(103.4)	(2.1)
Net income before non-controlling interest	385.7	7.8	370.7	7.5
Less: Net income attributable to non-controlling interest	1.4	—	2.6	0.1
Net income attributable to Somnigroup International Inc.	$384.3	7.8%	$368.1	7.5%

Earnings per common share:
Basic	$2.21		$2.14
Diluted	$2.16		$2.08

Weighted average common shares outstanding:
Basic	173.6		172.2
Diluted	178.2		177.3

NET SALES

	Year Ended December 31,
	Consolidated		North America		International
(in millions)	2024	2023	2024	2023	2024	2023
Net sales by channel
Wholesale	$3,701.6	$3,746.1	$3,275.2	$3,348.2	$426.4	$397.9
Direct	1,229.3	1,179.3	513.7	507.3	715.6	672.0
Total net sales	$4,930.9	$4,925.4	$3,788.9	$3,855.5	$1,142.0	$1,069.9

    Net sales increased 0.1% (including on a constant currency basis). The change in net sales was driven by the following:

•North America net sales decreased $66.6 million, or 1.7%. Net sales in the Wholesale channel decreased $73.0 million, or 2.2%, primarily driven by continued macroeconomic pressures impacting U.S. consumer behavior. Net sales in our Direct channel increased $6.4 million, or 1.3%.

•International net sales increased $72.1 million, or 6.7%, primarily driven by the success of new product launches. On a constant currency basis, our International net sales increased 5.8%. Net sales in the Wholesale channel increased 7.8% on a constant currency basis. Net sales in the Direct channel increased 4.6% on a constant currency basis.

GROSS PROFIT

	Year Ended December 31,
	2024		2023		Margin Change
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	2024 vs 2023
North America	$1,530.8	40.4%	$1,537.5	39.9%	0.5%
International	649.3	56.9%	591.2	55.3%	1.6%
Consolidated gross margin	$2,180.1	44.2%	$2,128.7	43.2%	1.0%

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

    Gross margin improved 100 basis points. The principal factors impacting gross margin for each segment are discussed below:

•North America gross margin improved 50 basis points. The improvement in gross margin was primarily driven by favorable commodity costs of 100 basis points and operational efficiencies. These improvements were offset by the unfavorable mix of new OEM distribution of 50 basis points.

•International gross margin improved 160 basis points. The improvement in gross margin was primarily driven by operational efficiencies of 80 basis points and favorable commodity costs of 30 basis points.

OPERATING EXPENSES

Selling and marketing expenses include advertising and media production associated with the promotion of our brands, other marketing materials, such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation. We also include in selling and marketing expense certain new product development costs, including market research and new product testing.
General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation and amortization of long-lived assets not used in the manufacturing process, expenses for administrative functions and research and development costs.

	Year Ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising	$470.9	$469.0	$382.0	$389.9	$88.9	$79.1	$—	$—
Other selling and marketing	620.7	594.4	334.7	319.9	269.8	254.0	16.2	20.5
General, administrative and other	473.2	481.1	202.0	184.6	114.6	110.2	156.6	186.3
Total operating expense	$1,564.8	$1,544.5	$918.7	$894.4	$473.3	$443.3	$172.8	$206.8

    Operating expenses increased $20.3 million, or 1.3%, and increased 30 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are discussed below:

•North America operating expenses increased $24.3 million, or 2.7%, and increased 100 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by incremental bad debt expense related to retailer bankruptcies and investments in growth initiatives, partially offset by decreases in advertising.

•International operating expenses increased $30.0 million, or 6.8%, and was flat as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.

•Corporate operating expenses decreased $34.0 million, or 16.4%. The decrease in operating expenses was primarily driven by decreased variable compensation expense and a one-time fair value remeasurement of $11.0 million related to a strategic investment in a product innovation initiative which was recorded in the prior year.

    Research and development expenses for the year ended December 31, 2024 were $30.8 million as compared to $30.6 million for the year ended December 31, 2023, an increase of $0.2 million, or 0.7%.

OPERATING INCOME

	Year Ended December 31,
	2024		2023		Margin Change
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	2024 vs 2023
North America	$612.1	16.2%	$643.1	16.7%	(0.5)%
International	194.9	17.1%	170.9	16.0%	1.1%
	807.0		814.0
Corporate expenses	(172.8)		(206.8)
Total operating income	$634.2	12.9%	$607.2	12.3%	0.6%

    Operating income increased $27.0 million and operating margin improved 60 basis points. The increase was driven by the following:

•North America operating income decreased $31.0 million and operating margin declined 50 basis points. The decline in operating margin was primarily driven by operating expense deleverage of 100 basis points, partially offset by the improvement in gross margin of 50 basis points.

•International operating income increased $24.0 million and operating margin improved 110 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 160 basis points, partially offset by Asia joint venture performance of 50 basis points and operating expense deleverage.

•Corporate operating expenses decreased $34.0 million, which positively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Year Ended December 31,		Percent change
(in millions, except percentages)	2024	2023	2024 vs 2023
Interest expense, net	$134.8	$129.9	3.8%

Interest expense, net, increased $4.9 million, or 3.8%. The increase in interest expense, net, was primarily driven by the incremental Term B Loan interest expense, net of $8.4 million, partially offset by reduced average levels of outstanding variable rate debt.

INCOME TAX PROVISION

	Year Ended December 31,		Percent change
(in millions, except percentages)	2024	2023	2024 vs 2023
Income tax provision	$118.6	$103.4	14.7%
Effective tax rate	23.5%	21.8%	1.7%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $15.2 million due to an increase in income before income taxes. Our 2024 effective tax rate increased 170 basis points as compared to 2023. The 2024 effective tax rate as compared to the U.S. federal statutory tax rate included a net favorable impact of discrete items, primarily related to excess tax benefits from the vesting of certain stock awards under our incentive stock compensation plan and other discrete items. The 2023 effective tax rate, as compared to the U.S. federal statutory tax rate, also included a net favorable impact of discrete items, primarily related to excess tax benefits from the vesting of certain stock awards under our incentive stock compensation plan and a benefit related to the settlement of the Danish Tax Matter.

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

As of December 31, 2024, we had net working capital of $105.1 million, including cash and cash equivalents of $117.4 million, as compared to working capital of $195.0 million, including cash and cash equivalents of $74.9 million, as of December 31, 2023. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(in millions)	2024	2023
Net cash provided by (used in) continuing operations:
Operating activities	$666.5	$570.3
Investing activities	(96.7)	(187.8)
Financing activities	1,077.4	(384.3)
Cash provided by operating activities increased $96.2 million in 2024 as compared to 2023. The increase in cash provided by operating activities was driven by a $66.3 million increase in cash provided by changes in operating assets and liabilities, primarily due to increases in cash provided by accounts payable and income taxes receivable and payable, which were offset by decreases in cash provided by inventory and prepaid expenses and other assets. Cash provided by operating activities also increased as a result of additional non-cash depreciation and amortization of $29.8 million, primarily associated with our new Tempur manufacturing facility.

Cash used in investing activities decreased $91.1 million in 2024 as compared to 2023. The decrease in cash used in investing activities was driven by decreased capital expenditures related to our manufacturing capacity expansion projects in 2023.

Cash provided by financing activities increased $1,461.7 million in 2024 as compared to 2023. In 2024, we had net borrowings of $1,246.4 million as compared to net repayments of $250.8 million in 2023 from our credit facilities, including $1,592.0 million of proceeds from the Term B Loan. The proceeds from the Term B Loan were funded into escrow and were released upon the closing of the Mattress Firm acquisition. Additionally, we repurchased shares of our common stock to satisfy tax withholding obligations upon the vesting of our long-term incentive plans for $43.8 million in 2024 as compared to $36.0 million in 2023.

Capital Expenditures

Capital expenditures were $97.3 million and $185.4 million for the year ended December 31, 2024 and 2023, respectively. We currently expect our 2025 capital expenditures to be approximately $250 million, including $50 million of investments to refresh Mattress Firm stores.

Indebtedness

Our total debt increased to $3,844.5 million as of December 31, 2024 from $2,593.6 million as of December 31, 2023. Total availability under our revolving senior secured credit facility was $1,189.2 million as of December 31, 2024.

On February 6, 2024, we entered into an Amendment No. 1 ("Amendment No. 1") to the 2023 Credit Agreement which provided for a $625.0 million Delayed Draw Term A Loan commitment and a $40.0 million increase in availability on the existing revolving loan. This amendment was executed in connection with the Company's financing strategy for the Mattress Firm acquisition.

On October 24, 2024, we entered into an Amendment No. 2 ("Amendment No. 2") and an Amendment No. 3 ("Amendment No. 3") to the 2023 Credit Agreement. Amendment No. 2 extended the termination date for $605 million of the Delayed Draw Term A Loan commitments until October 24, 2025, among other changes. Amendment No. 3 provided for an incremental Term B Loan in the aggregate principal amount of $1.6 billion which will mature on October 24, 2031. The proceeds of the Term B Loan were funded into escrow on the closing of Amendment No. 3 and will mature on October 24, 2031. The proceeds of the Term B Loan were used to pay fees and expenses in connection with Amendment No. 3 and were released for the closing of the Mattress Firm acquisition.

On February 5, 2025, upon the consummation of the Mattress Firm acquisition, we borrowed $625.0 million of our Delayed Draw Term A Loan commitments and $679.5 million of revolving commitments under the 2023 Credit Agreement. In addition, approximately $1,592.0 million of proceeds in respect of the Term B Loan were released from escrow. The proceeds of this financing were collectively used to fund a portion of the cash consideration for the acquisition, the repayment of Mattress Firm's debt and the payment of certain fees and expenses related to the acquisition.

As of December 31, 2024, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure defined in the 2023 Credit Agreement, was 2.31 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2023 Credit Agreement, which limits this ratio to 5.00 times. As of December 31, 2024, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. For the year ended December 31, 2024, we did not repurchase shares under our share repurchase program and had approximately $774.5 million remaining under our share repurchase program.

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

We manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. While the Mattress Firm acquisition was pending, we temporarily suspended our repurchase of shares. In 2025, we expect minimal share repurchases as we focus on debt repayment to reduce leverage to our target ratio of 2.0 to 3.0 times. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," of this Report.

Future Liquidity Sources and Uses

As of December 31, 2024, we had $1,306.6 million of liquidity, including $117.4 million of cash on hand and $1,189.2 million available under our revolving senior secured credit facility. To fund the Mattress Firm acquisition on February 5, 2025, we subsequently borrowed $679.5 million on our revolving senior secured credit facility. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, debt service obligations and dividend payments.

Our capital allocation strategy follows a balanced approach focused on supporting the business and returning shareholder value through strategic acquisition opportunities that enhance our global competitiveness, as well as quarterly dividends and opportunistic share repurchases.

The Board of Directors declared a dividend of $0.15 per share for the first quarter of 2025. The dividend is payable on March 20, 2025 to shareholders of record as of March 6, 2025.

As of December 31, 2024, we had $3,844.5 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $2,134.8 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 2.31 times for the year ended December 31, 2024. Following the close of the Mattress Firm acquisition in 2025, our leverage ratio was approximately 3.5 times. We currently expect our target leverage ratio to return to 2.0 to 3.0 times in the first twelve months following the close of the transaction. Total cash interest payments related to our borrowings are expected to be between approximately $265 million to $275 million in 2025.

Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Similarly, our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements and debt service obligations.

Material Cash Requirements

Our material cash requirements as of December 31, 2024 are summarized below:

(in millions)	Payment Due By Period
Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total Obligations
Debt (1)	$52.5	$49.7	$49.7	$424.7	$24.7	$3,154.4	$3,755.7
Letters of credit	28.5	—	—	—	—	—	28.5
Interest payments (2)	206.5	204.0	201.4	198.9	152.8	166.9	1,130.5
Operating lease obligations	154.9	137.4	117.5	98.7	80.6	188.3	777.4
Finance lease obligations (3)	16.7	17.5	16.8	14.2	10.6	12.9	88.7
Pension obligations	1.3	1.4	1.5	1.6	1.7	23.3	31.0
Total (4)	$460.4	$410.0	$386.9	$738.1	$270.4	$3,545.8	$5,811.8

(1)Debt excludes finance lease obligations and deferred financing costs.
(2)Interest payments represent obligations under our debt outstanding as of December 31, 2024, applying December 31, 2024 interest rates and assuming scheduled payments are paid as contractually required through maturity.
(3)The payments due for finance lease obligations excludes $14.0 million in future payments for interest.
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

Key Highlights

	Year Ended December 31,
(in millions, except percentages and per common share amounts)	2024	2023	% Change
Net sales	$4,930.9	$4,925.4	0.1%
Net income	$384.3	$368.1	4.4%
Adjusted net income (1)	$455.1	$425.6	6.9%
EPS	$2.16	$2.08	3.8%
Adjusted EPS (1)	$2.55	$2.40	6.3%

(1)	Non-GAAP financial measure. Please refer to the reconciliations in the following tables.

Adjusted Net Income and Adjusted EPS

A reconciliation of reported net income to adjusted net income and the calculation of adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below.

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(in millions, except per common share amounts)	2024	2023
Net income	$384.3	$368.1
Transaction costs (1)	47.8	49.0
Customer-related transition charges (2)	26.7	—
Transaction related interest expense, net (3)	9.8	—
Supply chain transition costs (4)	9.5	—
Operational start-up costs (5)	3.1	10.4
Cybersecurity event (6)	(4.9)	14.3
Fair value remeasurement (7)	—	11.0
Loss on extinguishment of debt (8)	—	3.2
ERP system transition (9)	—	3.2
Danish tax matter (10)	—	(10.2)
Adjusted income tax provision (11)	(21.2)	(23.4)
Adjusted net income	$455.1	$425.6

Adjusted earnings per share, diluted	$2.55	$2.40

Diluted shares outstanding	178.2	177.3

(1)	We recorded $47.8 million of transaction costs, primarily related to legal and professional fees associated with the acquisition of Mattress Firm in the year ended 2024. We recorded $49.0 million of transaction costs, primarily related to legal and professional fees associated with the acquisition of Mattress Firm in the year ended 2023.
(2)	In the fourth quarter of 2024, we recorded $26.7 million of transition charges as a result of a customer's acquisition which foreclosed on our OEM distribution to this customer.
(3)	In the fourth quarter of 2024, we incurred $9.8 million of transaction related interest expense, net of interest income, related to the Term B Loan drawn and held in escrow. The proceeds of the Term B Loan were released upon the closing of the acquisition of Mattress Firm on February 5, 2025.
(4)	We recorded $9.5 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities in the year ended 2024.
(5)
We recorded $3.1 million of operational start-up costs in cost of sales for the capacity expansion of our manufacturing and distribution facilities in the U.S., which include personnel and facility related costs in the year ended 2024. We recorded $10.4 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S. in the year ended 2023.

(6)	In the fourth quarter of 2024, we received proceeds of $4.9 million for an insurance claim related to the previously disclosed cybersecurity event identified on July 23, 2023. We recorded $14.3 million of costs associated with the cybersecurity event identified on July 23, 2023 in the year ended 2023.
(7)	In the fourth quarter of 2023, we recorded a fair value remeasurement of $11.0 million related to a strategic investment in a product innovation initiative.
(8)	In the fourth quarter of 2023, we recognized $3.2 million of loss on extinguishment of debt associated with the refinancing of our senior secured credit facilities.
(9)	We recorded $3.2 million of charges related to the transition of our ERP system in the year ended 2023.
(10)	We recorded an income tax benefit, on a net basis, of $10.2 million related to our Danish tax matter in the fourth quarter of 2023, when the Danish Tax Agency and the Internal Revenue Service formally concluded the matter.
(11)	Adjusted income tax provision represents the tax effects associated with the aforementioned items, excluding the income tax benefit for the Danish tax matter.

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

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the year ended December 31, 2024.

	FULL YEAR 2024
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$4,930.9		$3,788.9		$1,142.0		$—

Gross profit	$2,180.1	44.2%	$1,530.8	40.4%	$649.3	56.9%	$—
Adjustments:
Customer-related transition charges (1)	21.9		21.9		—		—
Supply chain transition costs (2)	9.3		9.3		—		—
Operational start-up costs (3)	3.1		3.1		—		—
Transaction costs (4)	2.4		2.4		—		—
Total adjustments	36.7		36.7		—		—

Adjusted gross profit	$2,216.8	45.0%	$1,567.5	41.4%	$649.3	56.9%	$—

Operating income (expense)	$634.2	12.9%	$612.1	16.2%	$194.9	17.1%	$(172.8)
Adjustments:
Transaction costs (4)	47.8		2.5		—		45.3
Customer-related transition charges (1)	26.7		26.7		—		—
Supply chain transition costs (2)	9.5		9.5		—		—
Operational start-up costs (3)	3.1		3.1		—		—
Total adjustments	87.1		41.8		—		45.3

Adjusted operating income (expense)	$721.3	14.6%	$653.9	17.3%	$194.9	17.1%	$(127.5)

(1)	In the year ended 2024, we recorded $26.7 million of transition charges as a result of a customer's acquisition which foreclosed on our OEM distribution to this customer. Cost of sales consists of $21.9 million of charges and operating expenses consists of $4.8 million of charges related to this OEM customer's acquisition.
(2)	We recorded $9.5 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities in the year ended 2024. These charges are primarily recorded in cost of sales.
(3)
We recorded $3.1 million of operational start-up costs in cost of sales for the capacity expansion of our manufacturing and distribution facilities in the U.S., which include personnel and facility related costs, in the year ended 2024.

(4)	We recorded $47.8 million of transaction costs, primarily related to legal and professional fees associated with the acquisition of Mattress Firm in the year ended 2024.

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

(2)
We recorded $14.3 million of costs associated with the previously disclosed cybersecurity event identified on July 23, 2023 in the year ended 2023. Cost of sales included $10.1 million of manufacturing and network disruption costs incurred to ensure business continuity in the year ended 2023. Operating expenses included $4.2 million, primarily related to professional fees incurred for incident response, containment measures and stabilization of our information systems in the year ended 2023.

(3)
We recorded $3.2 million of charges related to the transition of our ERP system in the year ended 2023. Cost of sales included $3.2 million of manufacturing facility ERP system transition costs, including labor, logistics, training and travel.

(4)	We recorded $49.0 million of transaction costs, primarily related to legal and professional fees associated with the acquisition of Mattress Firm in the year ended 2023.
(5)	In the year ended 2023, we recorded a fair value remeasurement of $11.0 million primarily related to a strategic investment in a product innovation initiative.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the years ended December 31, 2024 and 2023:

	Year Ended
(in millions)		December 31, 2024		December 31, 2023
Net income		$384.3		$368.1
Interest expense, net		125.0		129.9
Transaction related interest expense, net (1)		9.8		—
Loss on extinguishment of debt (2)		—		3.2
Income tax provision		118.6		103.4
Depreciation and amortization		203.9		184.8
EBITDA		$841.6		$789.4
Adjustments:
Transaction costs (3)		47.8		49.0
Customer-related transition charges (4)		26.7		—
Supply chain transition costs (5)		9.5		—
Operational start-up costs (6)		3.1		10.4
Cybersecurity event (7)		(4.9)		14.3
Fair value remeasurement (8)		—		11.0
ERP system transition (9)		—		3.2
Adjusted EBITDA		$923.8		$877.3

Consolidated indebtedness less netted cash		$2,134.8		$2,518.7

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	2.31	times	2.87	times

(1)	In the year ended 2024, we incurred $9.8 million of transaction related interest expense, net of interest income, related to the Term B Loan drawn and held in escrow. The proceeds of the Term B Loan were released upon the closing of the acquisition of Mattress Firm on February 5, 2025.
(2)	In the year ended 2023, we recognized $3.2 million of loss on extinguishment of debt associated with the refinancing of our senior secured credit facilities.
(3)	We recorded $47.8 million and $49.0 million of transaction costs, primarily related to legal and professional fees associated with the acquisition of Mattress Firm in the year ended 2024 and 2023, respectively.
(4)	In the year ended 2024, we recorded $26.7 million of transition charges as a result of a customer's acquisition which foreclosed on our OEM distribution to this customer.
(5)	We recorded $9.5 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities in the fourth quarter and year ended 2024.
(6)
We recorded $3.1 million of operational start-up costs for the capacity expansion of our manufacturing and distribution facilities in the U.S., which include personnel and facility related costs in the year ended 2024. We recorded $10.4 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S. in the year ended 2023.

(7)	In the year ended 2024, we received proceeds of $4.9 million for an insurance claim related to the previously disclosed cybersecurity event identified on July 23, 2023. We recorded $14.3 million of costs associated with the cybersecurity event identified on July 23, 2023 in the year ended 2023.
(8)	In the year ended 2023, we recorded a fair value remeasurement of $11.0 million primarily related to a strategic investment in a product innovation initiative.
(9)	We recorded $3.2 million of charges related to the transition of our ERP system in the year ended 2023.

Under the 2023 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the year ended December 31, 2024, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2023 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA was 2.31 times for the trailing twelve months ended December 31, 2024. The 2023 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of December 31, 2024 and 2023. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2023 Credit Agreement for purposes of certain financial covenants.

(in millions)	December 31, 2024	December 31, 2023
Total debt, net	$3,809.9	$2,571.9
Plus: Deferred financing costs (1)	34.6	21.7
Consolidated indebtedness	3,844.5	2,593.6
Less: Netted cash (2)	1,709.7	74.9
Consolidated indebtedness less netted cash	$2,134.8	$2,518.7

(1)
We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we have added these costs back to total debt, net as calculated per the Consolidated Balance Sheets.

(2)	Netted cash includes cash and cash equivalents and restricted cash for domestic and foreign subsidiaries designated as "Restricted Subsidiaries" in the 2023 Credit Agreement.

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

We allow product returns through certain sales channels and on certain products. The accrued sales returns in the accompanying Consolidated Balance Sheet, which include a current balance in accrued expenses and other current liabilities and a non-current balance in other non-current liabilities, was $44.2 million and $43.7 million as of December 31, 2024 and 2023, respectively. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. We considered the impact of recoverable salvage value on sales returns by product in determining its estimate of future sales returns. We recognized a return asset for the right to recover the goods returned by the customer. The right of return asset is recognized on a gross basis outside of the accrued sales returns and is not material to our Consolidated Balance Sheets. Our level of sales returns differs by channel, with our Direct channel typically experiencing a higher rate of returns. In the event future sales returns claims are higher than our historical experiences, such as a 50 basis point increase, the impact would not be material to the Consolidated Financial Statements.

The allowance for credit losses is our best estimate of the amount of estimated lifetime credit losses in our accounts receivable. The allowance for credit losses included in accounts receivable, net in the accompanying Consolidated Balance Sheets, was $80.4 million and $66.9 million as of December 31, 2024 and 2023, respectively. We regularly review the adequacy of our allowance for credit losses. We estimate losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024, our accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms.

The credit environment in which our customers operate has been relatively stable over the past few years. Historically, less than 1.0% of net sales ultimately prove to be uncollectible. Total bad debt expense was $22.5 million in 2024, $8.2 million in 2023 and $6.7 million in 2022. If circumstances change, for example, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer's ability to meet our financial obligations such as bankruptcies, estimates of the recoverability of receivable amounts due could be reduced.

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

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. A valuation allowance is recorded against certain deferred tax assets to reduce the consolidated deferred tax asset to an amount that will, more likely than not, be realized in future periods. At December 31, 2024, the valuation allowance of $48.1 million was primarily related to certain tax attributes both domestically and in various foreign jurisdictions. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of foreign and state tax loss carryforwards and credits and the expiration dates of such tax loss carryforwards.

We did not recognize tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2024, our estimated gross unrecognized tax benefits were $2.1 million which, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

We had previously been involved in a dispute with SKAT regarding the Danish Tax Matter for tax years 2012 through 2022. The matter was formally resolved in the three months ended December 31, 2023 with terms of the final resolution substantially identical as those preliminarily agreed to in the three months ended December 31, 2022. As a result of the resolution of the matter, there is no uncertain tax position reflected in our Consolidated Balance Sheet at either December 31, 2024 or 2023 related to the Danish Tax Matter. The resolution of this matter is discussed in Note 13, "Income Taxes," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

Using the quantitative approach, we make various estimates and assumptions in determining the estimated fair value of each reporting unit using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit's industry peer group, when externally quoted market prices are not readily available. Discounted cash flow models are reliant on various assumptions, including projected business results, long-term growth factors and weighted-average cost of capital. Management judgement is involved in estimating these variables, and they include inherent uncertainties as they are forecasting future events. We perform sensitivity analyses by using a range of inputs to confirm the reasonableness of the long-term growth rate and weighted average cost of capital. Additionally, we compare the indicated equity value to our market capitalization and evaluate the resulting implied control premium/discount to determine if the estimated enterprise value is reasonable compared to external market indicators.

Under the qualitative approach, we review macroeconomic conditions, industry and market conditions and entity specific factors, including strategies and financial performance for potential indicators of impairment.

In 2024, we did not make any changes to our reporting units or the accounting methodology we use to assess impairment loss on goodwill and indefinite-lived intangible assets, which included an assessment of the impairment of goodwill for our reporting units and indefinite-lived intangible assets using a quantitative approach. The results indicated that the fair values of each of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. Subsequent to our October 1, 2024 annual impairment test, no indications of impairment were identified.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary exposure to interest rate risk is due to our variable-rate debt agreements, including our 2023 Credit Agreement. These variable-rate debt agreements use Secured Overnight Financing Rate ("SOFR"), which is subject to fluctuation and uncertainty. As of December 31, 2024, the value of our variable-rate debt was $2,155.8 million. Based on our balance sheet position as of December 31, 2024, the annualized effect of a 10% percentage point increase in floating interest rates on our variable-rate debt obligations would cause an estimated reduction on income before income taxes of $21.6 million.

Foreign Currency Exchange Risk

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at December 31, 2024, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $2.9 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Somnigroup International Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Somnigroup International Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025, expressed an unqualified opinion thereon.

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

Impairment analysis of goodwill for the Dreams reporting unit

Description of the Matter	At December 31, 2024, the Company had $318.7 million of goodwill related to its Dreams reporting unit, which was included in the International reportable segment. As discussed in Note 1 to the consolidated financial statements, the Company performs its annual impairment test on goodwill as of the first day of the fourth quarter, and more frequently if the Company believes indicators of impairment exist. Management performed its impairment test by comparing the fair value of the Dreams reporting unit to its carrying amount to determine if there is a potential indicator of impairment. Management used an income approach (a discounted cash flow analysis) and a market approach (guideline public company analysis) in its quantitative impairment tests.

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
Louisville, Kentucky
February 28, 2025

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$4,930.9	$4,925.4	$4,921.2
Cost of sales	2,750.8	2,796.7	2,871.6
Gross profit	2,180.1	2,128.7	2,049.6
Selling and marketing expenses	1,091.6	1,063.4	992.5
General, administrative and other expenses	473.2	481.1	397.6
Equity income in earnings of unconsolidated affiliates	(18.9)	(23.0)	(21.1)
Operating income	634.2	607.2	680.6

Other expense, net:
Interest expense, net	134.8	129.9	103.0
Loss on extinguishment of debt	—	3.2	—
Other (income) expense, net	(4.9)	—	0.4
Total other expense, net	129.9	133.1	103.4

Income from continuing operations before income taxes	504.3	474.1	577.2
Income tax provision	(118.6)	(103.4)	(119.0)
Income from continuing operations	385.7	370.7	458.2
Loss from discontinued operations, net of tax	—	—	(0.4)
Net income before non-controlling interest	385.7	370.7	457.8
Less: Net income attributable to non-controlling interest	1.4	2.6	2.1
Net income attributable to Somnigroup International Inc.	$384.3	$368.1	$455.7

Earnings per common share:

Basic
Earnings per share for continuing operations	$2.21	$2.14	$2.61
Loss per share for discontinued operations	—	—	—
Earnings per share	$2.21	$2.14	$2.61

Diluted
Earnings per share for continuing operations	$2.16	$2.08	$2.53
Loss per share for discontinued operations	—	—	—
Earnings per share	$2.16	$2.08	$2.53

Weighted average common shares outstanding:
Basic	173.6	172.2	174.9
Diluted	178.2	177.3	180.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income before non-controlling interest	$385.7	$370.7	$457.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(51.7)	39.8	(80.1)
Net change in pension benefits, net of tax	1.6	0.4	2.4
Other comprehensive (loss) income, net of tax	(50.1)	40.2	(77.7)
Comprehensive income	335.6	410.9	380.1
Less: Comprehensive income attributable to non-controlling interest	1.4	2.6	2.1
Comprehensive income attributable to Somnigroup International Inc.	$334.2	$408.3	$378.0

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2024	December 31, 2023
ASSETS

Current Assets:
Cash and cash equivalents	$117.4	$74.9
Accounts receivable, net	404.5	431.4
Inventories	447.0	483.1
Prepaid expenses and other current assets	96.5	113.8
Total Current Assets	1,065.4	1,103.2
Restricted cash	1,592.3	—
Property, plant and equipment, net	811.1	878.3
Goodwill	1,066.7	1,083.3
Other intangible assets, net	700.5	714.8
Operating lease right-of-use assets	598.8	636.5
Deferred income taxes	15.3	15.6
Other non-current assets	130.3	122.2
Total Assets	$5,980.4	$4,553.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$360.5	$311.3
Accrued expenses and other current liabilities	393.9	427.1
Short-term operating lease obligations	126.8	119.6
Income taxes payable	9.6	5.3
Current portion of long-term debt	69.5	44.9
Total Current Liabilities	960.3	908.2
Long-term debt, net	3,740.4	2,527.0
Long-term operating lease obligations	532.1	574.8
Deferred income taxes	108.3	127.9
Other non-current liabilities	71.0	82.6
Total Liabilities	5,412.1	4,220.5

Redeemable non-controlling interest	9.3	10.0

Stockholders' Equity:
Common stock, $0.01 par value, 500.0 million shares authorized; 283.8 million shares issued as of December 31, 2024 and 2023	2.8	2.8
Additional paid in capital	501.2	558.7
Retained earnings	3,571.8	3,279.2
Accumulated other comprehensive loss	(186.8)	(136.7)
Treasury stock at cost; 110.2 million and 111.5 million shares as of December 31, 2024 and 2023, respectively	(3,330.0)	(3,380.6)
Total Stockholders' Equity	559.0	323.4
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$5,980.4	$4,553.9

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

		Somnigroup International Inc. Stockholders' Equity (Deficit)
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity (Deficit)
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, December 31, 2021	$9.2	283.8	$2.8	96.4	$(2,844.7)	$622.0	$2,604.9	$(99.2)	$285.8
Net income							455.7		455.7
Net income attributable to non-controlling interest	2.1								—
Dividend paid to non-controlling interest in subsidiary	(1.5)								—
Adjustment to pension liability, net of tax of $0.8								2.4	2.4
Foreign currency translation adjustments								(80.1)	(80.1)
Dividends declared on common stock ($0.40 per share)							(72.1)		(72.1)
Exercise of stock options				—	1.5	(1.0)			0.5
Issuance of PRSUs and RSUs				(2.6)	75.9	(75.9)			—
Treasury stock repurchased				18.6	(621.2)				(621.2)
Treasury stock repurchased - PRSU/RSU releases				1.0	(46.2)				(46.2)
Amortization of unearned stock-based compensation						53.1			53.1
Balance, December 31, 2022	$9.8	283.8	$2.8	113.4	$(3,434.7)	$598.2	$2,988.5	$(176.9)	$(22.1)
Net income							368.1		368.1
Net income attributable to non-controlling interest	2.6								—
Dividend paid to non-controlling interest in subsidiary	(2.4)								—
Adjustment to pension liability, net of tax of $(0.1)								0.4	0.4
Foreign currency translation adjustments								39.8	39.8
Dividends declared on common stock ($0.44 per share)							(77.4)		(77.4)
Exercise of stock options				(0.2)	4.9	(2.0)			2.9
Issuance of PRSUs and RSUs				(2.7)	85.2	(85.2)			—
Treasury stock repurchased				0.1	(5.0)				(5.0)
Treasury stock repurchased - PRSU/RSU releases				0.9	(31.0)				(31.0)
Amortization of unearned stock-based compensation						47.7			47.7
Balance, December 31, 2023	$10.0	283.8	$2.8	111.5	$(3,380.6)	$558.7	$3,279.2	$(136.7)	$323.4
Net income							384.3		384.3
Net income attributable to non-controlling interest	1.4								—
Dividend paid to non-controlling interest in subsidiary	(2.1)								—
Adjustment to pension liability, net of tax of $0.5								1.6	1.6
Foreign currency translation adjustments								(51.7)	(51.7)
Dividends declared on common stock ($0.52 per share)							(91.7)		(91.7)
Exercise of stock options				—	2.3	(1.8)			0.5
Issuances of PRSUs and RSUs				(2.2)	92.1	(92.1)			—
Treasury stock repurchased - PRSU/RSU releases				0.9	(43.8)				(43.8)
Amortization of unearned stock-based compensation						36.4			36.4
Balance, December 31, 2024	$9.3	283.8	$2.8	110.2	$(3,330.0)	$501.2	$3,571.8	$(186.8)	$559.0

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interest	$385.7	$370.7	$457.8
Loss from discontinued operations, net of tax	—	—	0.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165.1	135.3	127.1
Amortization of stock-based compensation	36.4	47.7	53.1
Amortization of deferred financing costs and discounts	4.3	3.9	3.9
Bad debt expense	22.5	8.2	6.7
Deferred income taxes	(19.2)	8.3	(10.5)
Dividends received from unconsolidated affiliates	24.3	20.4	22.9
Equity income in earnings of unconsolidated affiliates	(18.9)	(23.0)	(21.1)
Loss on extinguishment of debt	—	1.4	—
Foreign currency adjustments and other	1.7	(0.9)	0.3
Changes in operating assets and liabilities:
Accounts receivable	(7.3)	(11.5)	(14.8)
Inventories	26.8	75.8	(101.9)
Prepaid expenses and other assets	(23.6)	50.1	(24.2)
Operating leases, net	2.3	5.3	4.4
Accounts payable	58.3	(46.9)	(59.5)
Accrued expenses and other liabilities	(21.1)	(14.7)	(67.3)
Income taxes receivable and payable	29.2	(59.8)	1.5
Net cash provided by operating activities from continuing operations	666.5	570.3	378.8

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(97.3)	(185.4)	(306.5)
Other	0.6	(2.4)	(8.8)
Net cash used in investing activities from continuing operations	(96.7)	(187.8)	(315.3)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	3,007.0	2,667.6	2,303.1
Repayments of borrowings under long-term debt obligations	(1,760.6)	(2,918.4)	(1,828.6)
Proceeds from exercise of stock options	0.5	2.9	0.5
Treasury stock repurchased	(43.8)	(36.0)	(667.4)
Dividends paid	(92.7)	(77.7)	(70.5)
Payment of deferred financing costs	(13.7)	(6.5)	—
Repayments of finance lease obligations and other	(19.3)	(16.2)	(16.2)
Net cash provided by (used in) financing activities from continuing operations	1,077.4	(384.3)	(279.1)

Net cash provided by (used in) continuing operations	1,647.2	(1.8)	(215.6)

Net operating cash flows used in discontinued operations	—	—	(0.3)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12.4)	7.3	(15.4)
Increase (decrease) in cash, cash equivalents and restricted cash	1,634.8	5.5	(231.3)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	74.9	69.4	300.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$1,709.7	$74.9	$69.4

Supplemental cash flow information:
Cash paid during the period for:
Interest	$157.7	$144.6	$105.8
Income taxes, net of refunds	$134.0	$133.0	$138.0

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business. Somnigroup International Inc., a Delaware corporation, together with its subsidiaries, is a U.S. based, multinational company. The term "Somnigroup" refers to Somnigroup International Inc. only, and the term "Company" refers to Somnigroup International Inc. and its consolidated subsidiaries, as of December 31, 2024. Certain prior period amounts have been reclassified in the accompanying consolidated financial statements and notes thereto to conform to the current period presentation.

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

(b) Basis of Consolidation. The accompanying financial statements include the accounts of Somnigroup and its controlled subsidiaries. Intercompany balances and transactions have been eliminated.

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

(d) Adoption of New Accounting Standards.

Reference Rate Reform. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides guidance on the accounting impacts due to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). The FASB continued to refine its guidance with the January 2021 ASU 2021-01 issued update, "Reference Rate Reform (Topic 848): Scope" and the December 2022 ASU 2022-06 issued update, "Reference Rate Reform ("Topic 848"): Deferral of the Sunset Date of Topic 848", of which all were effective upon issuance. These updates provide entities with certain optional relief expedients and exceptions for applying GAAP to contract modifications, hedge accounting and other transactions affected by reference rate reform if certain criteria are met. An entity that makes this election would present and account for a modified contract as a continuation of the existing contract. Entities are afforded these relief options until December 31, 2024, after which time they will no longer be permitted. In October 2023, the Company entered into the 2023 Credit Agreement, which uses SOFR as the applicable reference rate. See Note 6, "Debt," for additional details. The results of this guidance did not have a material impact on the consolidated financial statements.

Segments Reporting Disclosures. In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure", which improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit (referred to as the "significant expense principle"). ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (year ending December 31, 2024 for the Company) and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. See Note 15, "Business Segment Information," for additional details on new disclosures.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(e) Accounting Pronouncements Not Yet Adopted

Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures", which enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction and providing clarification on uncertain tax positions and related financial statement impacts. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (year ending December 31, 2025 for the Company). Early adoption is permitted. The Company expects the adoption of the standard to result in additional disaggregation in the income tax footnote disclosures.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses", which requires public entities to disclose disaggregated information about certain income statement expense line items annually and in interim periods. ASU 2024-03 is effective for the Company beginning in the December 31, 2026 Form 10-K and for interim periods beginning in the March 31, 2027 Form 10-Q.

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

(g) Cash, Cash Equivalents and Restricted Cash. Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. Restricted cash consists of proceeds from the Term B Loan which were funded into escrow and released upon the closing of the Mattress Firm acquisition. The carrying value of restricted cash approximates fair value because of the short-term maturity of those instruments.

Total cash, cash equivalents and restricted cash consisted of the following:

	December 31,
(in millions)	2024	2023
Cash and cash equivalents	$117.4	$74.9
Restricted cash	1,592.3	—
Cash, cash equivalents and restricted cash	$1,709.7	$74.9

(h) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method and consist of the following:

	December 31,
(in millions)	2024	2023
Finished goods	$300.5	$335.4
Work-in-process	16.1	16.5
Raw materials and supplies	130.4	131.2
	$447.0	$483.1

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
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

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2024	2023
Machinery and equipment	$713.0	$599.1
Land and buildings	635.3	526.3
Computer equipment and software	256.0	247.3
Furniture and fixtures	106.1	99.8
Construction in progress	54.0	250.2
Total property, plant and equipment	1,764.4	1,722.7
Accumulated depreciation	(953.3)	(844.4)
Total property, plant and equipment, net	$811.1	$878.3

Depreciation expense, which includes depreciation expense for finance lease assets, for the Company was $156.9 million, $125.1 million and $111.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(j) Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not identify any impairments for the years ended December 31, 2024, 2023 and 2022.

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

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Using the quantitative approach, the Company makes various estimates and assumptions in determining the estimated fair value of each reporting unit using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit's industry peer group, when externally quoted market prices are not readily available. Discounted cash flow models are reliant on various assumptions, including projected business results, long-term growth factors and weighted-average cost of capital. Management judgment is involved in estimating these variables, and they include inherent uncertainties as they are forecasting future events. The Company performs sensitivity analyses by using a range of inputs to confirm the reasonableness of the long-term growth rate and weighted average cost of capital. Additionally, the Company compares the indicated equity value to its market capitalization and evaluates the resulting implied control premium/discount to determine if the estimated enterprise value is reasonable compared to external market indicators.

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

The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets quantitatively in 2024 and 2023, and qualitatively in 2022, none of which resulted in the recognition of impairment charges. For further information on goodwill and other intangible assets, refer to Note 4, "Goodwill and Other Intangible Assets."

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

The Company had the following activity for accrued sales returns from December 31, 2022 to December 31, 2024:

(in millions)
Balance as of December 31, 2022	$40.5
Amounts accrued	208.2
Returns charged to accrual	(205.0)
Balance as of December 31, 2023	43.7
Amounts accrued	209.9
Returns charged to accrual	(209.4)
Balance as of December 31, 2024	$44.2

As of December 31, 2024 and 2023, $30.3 million and $30.4 million of accrued sales returns is included as a component of accrued expenses and other current liabilities and $13.9 million and $13.3 million of accrued sales returns is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

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

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company had the following activity for its accrued warranty expense from December 31, 2022 to December 31, 2024:

(in millions)
Balance as of December 31, 2022	$41.6
Amounts accrued	19.6
Warranties charged to accrual	(20.4)
Balance as of December 31, 2023	40.8
Amounts accrued	8.1
Warranties charged to accrual	(15.3)
Balance as of December 31, 2024	$33.6

As of December 31, 2024 and 2023, $15.3 million and $18.9 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $18.3 million and $21.9 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Consolidated Balance Sheets, respectively.

(n) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of estimated lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2022 to December 31, 2024.

(in millions)
Balance as of December 31, 2022	$62.4
Amounts accrued	8.2
Write-offs charged against the allowance	(3.7)
Balance as of December 31, 2023	66.9
Amounts accrued	22.5
Write-offs charged against the allowance	(9.0)
Balance as of December 31, 2024	$80.4

(o) Fair Value. Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2023 Credit Agreement (as defined in Note 6, "Debt") and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of debt instruments:

	Fair Value
(in millions)	December 31, 2024	December 31, 2023
2029 Senior Notes	$739.1	$724.2
2031 Senior Notes	698.2	677.6

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
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

(q) Cost of Sales. Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes shipping and handling costs associated with the delivery of goods to customers and costs associated with internal transfers between plant locations. Amounts included in cost of sales for shipping and handling were $306.5 million, $322.2 million and $330.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, cost of sales include royalties that the Company pays to other entities for the use of their names on products produced by the Company. Royalty expense is not material to the Company's Consolidated Statements of Income.

(r) Cooperative Advertising, Rebate and Other Promotional Programs. The Company enters into programs with customers to provide funds for advertising and promotions. The Company also enters into volume and other rebate programs with customers. When sales are made to these customers, the Company records liabilities pursuant to these programs. The Company periodically assesses these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. The Company generally negotiates these programs on a customer-by-customer basis. Some of these agreements extend over several years. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to the estimates are recorded and charged to earnings in the period in which they are identified. Cooperative advertising costs are classified as advertising expense and presented within selling and marketing expenses in the accompanying Consolidated Statements of Income. These cooperative advertising expenses are reported as components of selling and marketing expenses because the Company receives an identifiable benefit and the fair value of the advertising benefit can be reasonably estimated. Any benefits not recognized from the retailers will be reclassified and presented within net sales.

(s) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $470.9 million, $469.0 million and $448.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Advertising costs include expenditures for shared advertising costs that the Company reimburses to customers under its integrated and cooperative advertising programs. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $10.0 million and $10.2 million as of December 31, 2024 and 2023, respectively.

(t) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were $30.8 million, $30.6 million and $29.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
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

(v) Treasury Stock. Subject to Delaware law, and the limitations in the 2023 Credit Agreement (as defined in Note 6, "Debt") and the Company's other debt agreements, the Board of Directors may authorize share repurchases of the Company's common stock. Purchases made pursuant to these authorizations may be carried out through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company deems appropriate. Shares repurchased under such authorizations are held in treasury for general corporate purposes, including issuances under various employee stock-based award plans. On February 1, 2016, the Board of Directors authorized a share repurchase program pursuant to which the Company was permitted to repurchase shares of Somnigroup's common stock. Treasury stock is accounted for under the cost method and reported as a reduction of stockholders' equity. The authority provided under the share repurchase program may be suspended, limited or terminated at any time without notice. Please refer to Note 9, "Stockholders' Equity", for additional information.

(w) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at two of its active Sealy plants and ten previously-closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation ("PBO"). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company's estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. The Company's PBO and fair value of plan assets were $31.0 million and $29.4 million as of December 31, 2024, respectively, and $32.6 million and $27.9 million as of December 31, 2023, respectively. The Company recognizes the funded status of each applicable plan within the Consolidated Balance Sheets as either an asset or liability based on its funded status measured as the difference between the fair value of plan assets and the PBO, which was not material as of December 31, 2024 or 2023.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(2) Net Sales
The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the years ended December 31.

	Twelve Months Ended December 31, 2024
(in millions)	North America	International	Consolidated
Channel
Wholesale	$3,275.2	$426.4	$3,701.6
Direct	513.7	715.6	1,229.3
Net sales	$3,788.9	$1,142.0	$4,930.9

	North America	International	Consolidated
Geographical region
United States	$3,490.1	$—	$3,490.1
All other	298.8	1,142.0	1,440.8
Net sales	$3,788.9	$1,142.0	$4,930.9

	Twelve Months Ended December 31, 2023
(in millions)	North America	International	Consolidated
Channel
Wholesale	$3,348.2	$397.9	$3,746.1
Direct	507.3	672.0	1,179.3
Net sales	$3,855.5	$1,069.9	$4,925.4

	North America	International	Consolidated
Geographical region
United States	$3,560.8	$—	$3,560.8
All other	294.7	1,069.9	1,364.6
Net sales	$3,855.5	$1,069.9	$4,925.4

	Twelve Months Ended December 31, 2022
(in millions)	North America	International	Consolidated
Channel
Wholesale	$3,390.1	$382.4	$3,772.5
Direct	496.0	652.7	1,148.7
Net sales	$3,886.1	$1,035.1	$4,921.2

	North America	International	Consolidated
Geographical region
United States	$3,596.0	$—	$3,596.0
All other	290.1	1,035.1	1,325.2
Net sales	$3,886.1	$1,035.1	$4,921.2

Substantially all revenue is associated with bedding product sales.

The North America and International segments sell product through two channels: Wholesale and Direct. The Wholesale channel includes all product sales to third-party retailers, including third-party distribution, hospitality and healthcare. The Direct channel includes product sales through company-owned stores, e-commerce and call centers.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Wholesale channel also includes income from royalties derived by licensing Sealy®, Stearns & Foster® and Tempur® brands, technology and trademarks to other manufacturers. The licenses include rights for the licensees to use trademarks as well as current proprietary or patented technology that the Company utilizes. The Company also provides its licensees with product specifications, research and development, statistical services and marketing programs. The Company recognizes royalty income based on the occurrence of sales of Sealy®, Stearns & Foster® and Tempur® branded products by various licensees. Royalty income was $31.5 million, $32.3 million and $31.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In certain jurisdictions, the Company is subject to certain non-income taxes including, but not limited to, sales tax, value added tax, excise tax and other taxes. These taxes are excluded from the transaction price, and therefore, excluded from revenue. The Company has elected to account for shipping and handling activities as a fulfillment cost. Accordingly, the Company reflects all amounts billed to customers for shipping and handling in revenue and the costs of fulfillment in cost of sales. Amounts included in net sales for shipping and handling were $11.1 million, $8.6 million and $8.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(3) Acquisitions and Divestitures

Acquisition of Mattress Firm Group Inc.

On February 5, 2025, the Company completed the acquisition of Mattress Firm for an aggregate purchase price of approximately $5.1 billion, net of cash acquired of $0.3 billion. The aggregate purchase price consisted of $2.8 billion in cash and approximately 34.2 million shares of the Company's common stock valued at $65.65 per share, which represents the simple average of the opening and closing price per share of the Company's common stock on the New York Stock Exchange (the "NYSE") on the trading day immediately prior to the date of acquisition, with the value of any fractional shares paid in cash.

In connection with the consummation of the merger, the Company borrowed $625.0 million of its Delayed Draw Term A Loan and $679.5 million of revolving commitments under its senior credit facility. In addition, approximately $1,592.0 million of proceeds in respect of the Term B Loan were released from escrow. The proceeds of this financing were collectively used to fund a portion of the cash consideration, the repayment of Mattress Firm's debt and the payment of certain fees and expenses related to the merger.

The Company incurred $47.8 million and $49.0 million in transaction expenses related to the acquisition for the years ended December 31, 2024 and 2023, respectively, which were recorded in general, administrative and other expenses in the accompanying Consolidated Statements of Income. In the year ended December 31, 2024, the Company also incurred $9.8 million of transaction related interest expense, net of interest income, related to the Term B Loan drawn and held in escrow. The Company did not incur transaction expenses related to the acquisition for the year ended December 31, 2022.

The Company is currently in the process of finalizing the accounting for this transaction and expects to complete its preliminary allocation of the purchase price during the first half of 2025. Mattress Firm is expected to operate as a separate business segment within the Company.

The Company expects to complete the previously announced divestiture of 73 Mattress Firm retail locations and the Company's Sleep Outfitters subsidiary, which includes 103 specialty mattress retail locations and seven distribution centers, to MW SO Holdings Company, LLC ("Mattress Warehouse") in the second quarter of 2025. The divestiture of Sleep Outfitters was not classified as assets and liabilities held for sale in the Company’s accompanying Consolidated Balance Sheets as of December 31, 2024 due to the Mattress Firm acquisition being contingent upon regulatory approval and the potential for the Company’s plan of divestiture to change.

(4) Goodwill and Other Intangible Assets

The following summarizes the Company's goodwill by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2022	$607.3	$455.0	$1,062.3
Foreign currency translation adjustments and other	2.4	18.6	21.0
Balance as of December 31, 2023	$609.7	$473.6	$1,083.3
Foreign currency translation adjustments and other	(6.6)	(10.0)	(16.6)
Balance as of December 31, 2024	$603.1	$463.6	$1,066.7

The International segment includes the Dreams and International reporting units, which had goodwill of $318.7 million and $144.9 million, respectively, as of December 31, 2024.

The following table summarizes information relating to the Company’s other intangible assets, net:

($ in millions)		December 31, 2024			December 31, 2023
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade names		$680.1	$—	$680.1	$687.2	$—	$687.2
Amortized intangible assets:
Contractual distributor relationships	15	84.1	(66.1)	18.0	85.4	(61.4)	24.0
Technology and other	4-10	89.7	(89.7)	—	90.7	(90.7)	—
Patents, other trademarks and other trade names	5-20	27.2	(25.1)	2.1	27.6	(25.1)	2.5
Customer databases, relationships and reacquired rights	2-5	33.2	(32.9)	0.3	34.5	(33.4)	1.1
Total		$914.3	$(213.8)	$700.5	$925.4	$(210.6)	$714.8

Amortization expense relating to intangible assets for the Company was $6.9 million, $9.3 million and $15.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is recorded in general, administrative and other expenses in the Company's Consolidated Statements of Income. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Estimated annual amortization of intangible assets is expected to be as follows for the years ending December 31:

(in millions)
2025	$5.9
2026	5.9
2027	5.8
2028	1.4
2029	0.3
Thereafter	1.1
Total	$20.4

(5) Unconsolidated Affiliate Companies

    The Company has ownership interests in Asia-Pacific joint ventures to develop markets for Sealy® and Stearns & Foster® branded products and ownership in a United Kingdom joint venture to manufacture, market and distribute Sealy® and Stearns & Foster® branded products. The Company's ownership interest in each of these joint ventures is 50.0% and is accounted for under the equity method. The Company's investment of $21.2 million and $28.0 million at December 31, 2024 and 2023, respectively, is recorded in other non-current assets in the accompanying Consolidated Balance Sheets. The Company's share of earnings for the years ended December 31, 2024, 2023 and 2022 respectively, is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

The table below presents summarized financial information for the joint ventures as of and for the years ended December 31:

(in millions)	2024	2023	2022
Net sales	$303.7	$333.3	$317.4
Income from operations	52.3	65.5	57.0

(6) Debt

Debt for the Company consists of the following:

(in millions)	December 31, 2024		December 31, 2023
Debt:	Amount	Rate	Amount	Rate	Maturity Date
2023 Credit Agreement:
Term A Facility	$475.0	(1)	$500.0	(2)	October 10, 2028
Term B Facility	1,600.0	(3)	—		October 24, 2031
Revolver	—		183.0	(2)	October 10, 2028
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	—		157.6	(4)	October 8, 2026
Finance lease obligations (5)	88.7		92.1		Various
Other	80.8		60.9		Various
Total debt	3,844.5		2,593.6
Less: Deferred financing costs and discounts	34.6		21.7
Total debt, net	3,809.9		2,571.9
Less: Current portion	69.5		44.9
Total long-term debt, net	$3,740.4		$2,527.0

(1)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.250% as of December 31, 2024.
(2)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.625% as of December 31, 2023.
(3)	Interest at SOFR index plus applicable margin of 2.500% as of December 31, 2024.
(4)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(5)	Finance lease obligations are a non-cash financing activity. Refer to Note 7, "Leases."

2023 Credit Agreement

On October 10, 2023, the Company entered into the 2023 Credit Agreement with a syndicate of banks. The 2023 Credit Agreement replaced the Company's 2019 Credit Agreement. The 2023 Credit Agreement provides for a $1.15 billion revolving credit facility ("Revolving Credit Facility"), a $500.0 million term loan facility ("Initial Term Loan Facility"), and an incremental facility in an aggregate amount of up to the greater of $850.0 million and additional amounts subject to the conditions set forth in the 2023 Credit Agreement, plus the amount of certain prepayments, plus an additional unlimited amount subject to compliance with a maximum consolidated secured leverage ratio test. The 2023 Credit Agreement has a $60.0 million sub-facility for the issuance of letters of credit.

On February 6, 2024, the Company entered into Amendment No. 1 ("Amendment No. 1") to the 2023 Credit Agreement, which provided for a $625.0 million Delayed Draw Term A Loan commitment and a $40.0 million increase in availability on the existing revolving loan. This amendment was executed in connection with the Company's financing strategy for the acquisition of Mattress Firm.

On October 24, 2024, the Company entered into an Amendment No. 2 ("Amendment No. 2") and an Amendment No. 3 ("Amendment No. 3") to the 2023 Credit Agreement. Amendment No. 2 extended the termination date for $605.0 million of the Delayed Draw Term A Loan commitments until October 24, 2025, among other changes. Amendment No. 3 provided for an incremental Term B Loan in the aggregate principal amount of $1.6 billion, which will mature on October 24, 2031. The proceeds of the Term B Loan were funded into escrow, net of an original issue discount, on the closing of Amendment No. 3.

On February 5, 2025, upon the consummation of the Mattress Firm acquisition, the Company borrowed $625.0 million under our Delayed Draw Term A Loan and $679.5 million under the Revolving Credit Facility. In addition, approximately $1,592.0 million of proceeds in respect of the Term B Loan were released from escrow. The proceeds of these financings were collectively used to fund a portion of the cash consideration for the acquisition, the repayment of Mattress Firm's debt and the payment of certain fees and expenses related to the acquisition.

Borrowings under the Revolving Credit Facility, the Term A Loans and Term B Loan will generally bear interest, at the election of the Company's and the other subsidiary borrowers, at either (i) base rate plus the applicable margin (solely with respect to any borrowings under the Revolving Credit Facility), (ii) "Eurocurrency" rate plus the applicable margin, (iii) "RFR" Daily SOFR rate plus the applicable margin or (iv) a "Term Benchmark" Term SOFR rate plus the applicable margin. For the Revolving Credit Facility and the Term A Loans the applicable margin is determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the Term B Loan, the applicable margin is 1.50% (for base rate) and 2.50% (for "Term Benchmark" Term SOFR and "RFR" Daily SOFR).

The 2023 Credit Agreement (other than with respect to the Term B Loan) requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated indebtedness less netted cash (as defined below). Consolidated indebtedness includes debt recorded on the Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding in excess of $60.0 million and other short-term debt. The Company is allowed to subtract from consolidated indebtedness an amount equal to 100.0% of the domestic and foreign unrestricted cash ("netted cash"). As of December 31, 2024, netted cash was $1,709.7 million.

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

Obligations under the 2023 Credit Agreement are guaranteed by the Company's existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions and are secured by a security interest in substantially all of the Company’s and the other subsidiary borrowers' domestic assets and the domestic assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary owned by the Company or a subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by the Company or a subsidiary guarantor.

The maturity date of the Revolving Credit Facility and Term A Loans is October 10, 2028 and the maturity date of the Term B Loan is October 24, 2031. Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the maturity date. The Term Loan Facility, Delayed Draw Term A Loan and Term B Loan are each subject to quarterly amortization as set forth in the 2023 Credit Agreement. In addition, the term loan facility is subject to mandatory prepayment in connection with certain debt issuances, asset sales and casualty events, subject to certain reinvestment rights. Additionally, the Term B Loan benefits from (i) mandatory prepayments with respect to certain cash that constitutes excess cash flow under the 2023 Credit Agreement and (ii) additional protections, including a prepayment premium in connection with certain repricing transactions that occur on or prior to April 24, 2025. Voluntary prepayments and commitment reductions under the 2023 Credit Agreement are otherwise permitted at any time without payment of any prepayment premiums.

The Company had no outstanding borrowings under the revolving credit facility as of December 31, 2024. Total availability under the revolving facility was $1,189.2 million, after a $0.8 million reduction for outstanding letters of credit, as of December 31, 2024. On February 5, 2025, the Company borrowed $679.5 million on our revolving senior secured credit facility to fund the acquisition of Mattress Firm.

The Company was in compliance with all applicable covenants in the 2023 Credit Agreement at December 31, 2024.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). On April 6, 2021, the Company and certain of its subsidiaries entered into the first amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2023 and increased the overall limit from $120.0 million to $200.0 million. On April 6, 2023, the Company and certain of its subsidiaries entered into a second amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 7, 2025. On October 8, 2024, the Company and certain of its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to October 8, 2026. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. As of December 31, 2024, total availability under the Accounts Receivable Securitization was $140.9 million.

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

2031 Senior Notes

On September 24, 2021, Somnigroup International issued $800.0 million in aggregate principal amount of 3.875% senior notes due 2031 (the "2031 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2031 Senior Notes are general unsecured senior obligations of Somnigroup International and are guaranteed on a senior unsecured basis by the Guarantors. The 2031 Senior Notes mature on October 15, 2031, and interest is payable semi-annually in arrears on each April 15 and October 15, beginning on April 15, 2022.

Somnigroup International has the option to redeem all or a portion of the 2031 Senior Notes at any time on or after October 15, 2026. The initial redemption price is 101.938% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2026 until it becomes 100.0% of the principal amount beginning on October 15, 2029. In addition, Somnigroup International has the option at any time prior to October 15, 2026 to redeem some or all of the 2031 Senior Notes at 100.0% of the original principal amount plus a "make-whole" premium and accrued and unpaid interest, if any.

2029 Senior Notes

On March 25, 2021, Somnigroup International issued $800.0 million in aggregate principal amount of 4.00% senior notes due 2029 (the "2029 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2029 Senior Notes are general unsecured senior obligations of Somnigroup International and are guaranteed on a senior unsecured basis by the Guarantors. The 2029 Senior Notes mature on April 15, 2029, and interest is payable semi-annually in arrears on each April 15 and October 15, beginning on October 15, 2021.

Somnigroup International has the option to redeem all or a portion of the 2029 Senior Notes at any time on or after April 15, 2024. The initial redemption price is 102.0% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2024 until it becomes 100.0% of the principal amount beginning on April 15, 2026.

Deferred Financing Costs and Original Issue Discounts

The Company capitalizes costs associated with the issuance of debt and related original issue discounts ("OIDs") and amortizes these costs as additional interest expense over the lives of the debt instruments using the effective interest method. These costs are recorded as deferred financing costs as a direct reduction from the carrying amount of the corresponding debt liability in the accompanying Consolidated Balance Sheets and the related amortization is included in interest expense, net in the accompanying Consolidated Statements of Income. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs.

Future Obligations

As of December 31, 2024, the scheduled maturities of long-term debt outstanding, excluding finance lease obligations, for each of the next five years and thereafter are as follows:

(in millions)
2025	$52.5
2026	49.7
2027	49.7
2028	424.7
2029	24.7
Thereafter	3,154.4
Total(1)	$3,755.7
(1) Total future obligations excludes $28.5 million of outstanding letters of credit issued by various financial institutions, including $0.8 million associated with the 2023 Credit Facility.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
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

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Consolidated Balance Sheet as of December 31, 2024 and 2023:

(in millions)		December 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$598.8	$636.5
Finance lease assets	Property, plant and equipment, net	75.9	80.1
Total leased assets		$674.7	$716.6

Liabilities
Short-term:
Operating lease obligations	Short-term operating lease obligations	$126.8	$119.6
Finance lease obligations	Current portion of long-term debt	16.9	15.1
Long-term:
Operating lease obligations	Long-term operating lease obligations	532.1	574.8
Finance lease obligations	Long-term debt, net	71.8	77.0
Total lease obligations		$747.6	$786.5

The following table summarizes the classification of lease expense in the Company's Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022:

	Twelve Months Ended
(in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease expense:
Operating lease expense	$164.5	$148.1	$128.9
Short-term lease expense	8.8	13.5	15.3
Variable lease expense	40.0	36.3	31.5
Finance lease expense:
Amortization of right-of-use assets	18.1	14.4	14.9
Interest on lease obligations	5.4	3.9	4.4
Total lease expense	$236.8	$216.2	$195.0

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the scheduled maturities of lease obligations as of December 31, 2024:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2025	$154.9	$21.2	$176.1
2026	137.4	21.1	158.5
2027	117.5	19.4	136.9
2028	98.7	15.9	114.6
2029	80.6	11.6	92.2
Thereafter	188.3	13.5	201.8
Total lease payments	777.4	102.7	880.1
Less: Interest	(118.5)	(14.0)	(132.5)
Present value of lease obligations	$658.9	$88.7	$747.6

The following table provides lease term and discount rate information related to operating and finance leases as of December 31, 2024:

December 31, 2024
Weighted average remaining lease term (years):
Operating leases	6.23
Finance leases	5.21

Weighted average discount rate:
Operating leases	5.22%
Finance leases	5.62%

The following table provides supplemental information related to the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022:

	Twelve Months Ended December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases (a)	$164.0	$146.8	$126.4
Operating cash flows paid for finance leases	$5.4	$3.9	$4.4
Financing cash flows paid for finance leases	$17.2	$14.0	$14.7

Right-of-use assets obtained in exchange for new operating lease obligations	$123.3	$273.0	$173.0
Right-of-use assets obtained in exchange for new finance lease obligations	$14.5	$26.3	$19.1
(a)Operating cash flows paid for operating leases are included within the change in other assets and liabilities within the Consolidated Statement of Cash Flows offset by non-cash right-of-use asset amortization and lease liability accretion.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(8) Retirement Plans

401(k) Plan

The Company has a defined contribution plan (the "401(k) Plan") whereby eligible employees may contribute up to 85.0% of their pay subject to certain limitations as defined by the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan upon hire and are eligible to receive matching contributions upon six months of continuous employment with the Company. The 401(k) Plan provides a 100.0% match of the first 3.0% and 50.0% of the next 2.0% of eligible employee contributions. The match for union employees is based on the applicable collective bargaining arrangement. All matching contributions vest immediately. The Company incurred $7.8 million, $7.5 million and $7.5 million of expenses associated with the 401(k) Plan for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in the Consolidated Statements of Income.

Multi‑Employer Benefit Plans

Approximately 16.2% of the Company's domestic employees are represented by various labor unions with separate collective bargaining agreements. Hourly employees working at six of the Company's domestic manufacturing facilities are covered by union sponsored retirement plans. Further, employees working at three of the Company's domestic manufacturing facilities are covered by union sponsored health and welfare plans. These plans cover both active employees and retirees. Through the health and welfare plans, employees receive medical, dental, vision, prescription and disability coverage. The Company's cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The expense recognized by the Company for such contributions for the years ended December 31, 2024, 2023 and 2022 was as follows:

(in millions)	2024	2023	2022
Multi‑employer retirement plan expense	$4.9	$4.7	$3.7
Multi‑employer health and welfare plan expense	3.2	3.2	3.6

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

The following table presents information regarding the multi‑employer pension plans that are significant to the Company for the years ended December 31, 2024 and 2023, respectively:

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2024	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2024	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/29/24	Red	Implemented	$1.6	No	2026	2020, 2021, 2022, 2023
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/23	Red	Implemented	$1.1	Yes, 10.0%	2025	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/23	Red	Implemented	$1.0	Yes, 10.0%	2025	N/A

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2023	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2023	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/23	Red	Implemented	$1.5	No	2026	2020, 2021, 2022, 2023
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/22	Red	Implemented	$0.9	Yes, 10.0%	2025	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/22	Red	Implemented	$0.8	Yes, 10.0%	2024	N/A

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

(9) Stockholders' Equity

(a) Common and Preferred Stock. Somnigroup has 500.0 million authorized shares of common stock with $0.01 per share par value and 10.0 million authorized shares of preferred stock with $0.01 per share par value. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

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

(b) Treasury Stock. As of December 31, 2024, the Company had approximately $774.5 million remaining under an existing share repurchase program initially authorized by the Board of Directors in 2016. While the Mattress Firm acquisition was pending, the Company temporarily suspended its share repurchase program and did not repurchase any shares under this program in the year ended December 31, 2024. The Company repurchased 0.1 million shares and 18.6 million shares under the program, for approximately $5.0 million and $621.2 million during the years ended December 31, 2023 and 2022, respectively.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during the years ended December 31, 2024, 2023 and 2022, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $43.8 million, $31.0 million and $46.2 million in treasury stock acquired during the years ended December 31, 2024, 2023 and 2022, respectively.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(c) AOCL. AOCL consisted of the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Foreign Currency Translation
Balance at beginning of period	$(135.5)	$(175.3)	$(95.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(51.7)	39.8	(80.1)
Balance at end of period	$(187.2)	$(135.5)	$(175.3)

Pension Benefits
Balance at beginning of period	$(1.2)	$(1.6)	$(4.0)
Other comprehensive income:
Net change from period revaluation	2.1	0.5	3.2
Tax expense (2)	(0.5)	(0.1)	(0.8)
Total other comprehensive income	1.6	0.4	2.4
Balance at end of period	$0.4	$(1.2)	$(1.6)
(1)In 2024, 2023 and 2022, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)These amounts were included in the income tax provision in the accompanying Consolidated Statements of Income.

(10) Other Items

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in millions)	2024	2023
Wages and benefits	$81.7	$102.1
Advertising	59.3	62.6
Unearned revenue	56.8	53.3
Taxes	18.4	15.4
Other	177.7	193.7
	$393.9	$427.1

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(11) Stock-based Compensation

Somnigroup has a stock-based compensation plan which provides for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards to employees, non-employee directors, consultants and Company advisors. The plan under which equity awards may be granted in the future is the Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). It is the policy of the Company to issue stock out of treasury shares upon issuance or exercise of share-based awards. The Company believes that awards and purchases made under this plan better align the interests of the plan participants with those of its stockholders.

On May 5, 2022, the Company's stockholders approved the amendment and restatement of the 2013 Plan, which had been previously amended and restated on May 11, 2017. The 2013 Plan provides for grants of stock options to purchase shares of common stock to employees and directors of the Company. The 2013 Plan may be administered by the Human Resources/Capital and Talent Committee of the Board of Directors, by the Board of Directors directly or, in certain cases, by an executive officer or officers of the Company designated by the Human Resources/Capital and Talent Committee. The shares issued or to be issued under the 2013 Plan may be either authorized but unissued shares of the Company's common stock or shares held by the Company in its treasury. Somnigroup may issue a maximum of 44.7 million shares of common stock under the 2013 Plan, subject to certain adjustment provisions.

In 2013, the Board of Directors approved the terms of another Long-Term Incentive Plan established under the 2013 Plan. Awards under the Long-Term Incentive Plan have typically consisted primarily of a mix of stock options, RSUs and PRSUs. Shares with respect to the PRSUs will be granted and vest following the end of the applicable performance period and achievement of applicable performance metrics and strategic initiatives as determined by the Human Resources/Capital and Talent Committee of the Board of Directors.

The Company's stock-based compensation expense for the year ended December 31, 2024, 2023 and 2022 included PRSUs, RSUs and stock options. A summary of the Company’s stock-based compensation expense is presented below:

	Year Ended December 31,
(in millions)	2024	2023	2022
RSU expense	$17.9	$20.6	$21.0
PRSU expense	16.3	24.9	31.0
Stock option expense	2.2	2.2	1.1
Total stock-based compensation expense	$36.4	$47.7	$53.1

Performance Restricted Stock Units

    The Company grants PRSUs to executive officers and certain members of management. The Company granted PRSUs during the years ended December 31, 2024, 2023 and 2022. Actual payout under the PRSUs is dependent upon the achievement of certain financial and qualitative goals. A summary of the Company's PRSU activity and related information for the years ended December 31, 2024 and 2023 is presented below:

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2022	3.8	$25.85
Granted	0.4	37.22
Performance adjustments(1)	0.4	38.98
Vested	(1.6)	24.40
Forfeited	(0.1)	43.96
Awards unvested at December 31, 2023	2.9	29.53
Granted	0.3	50.34
Performance adjustments(1)	—	51.95
Vested	(1.6)	25.37
Forfeited	—	36.64
Awards unvested at December 31, 2024	1.6	$39.95

(1)	Adjustments based on current attainment expectations of performance targets.

During the first quarter of 2024, the Company granted 0.3 million PRSUs at target at a weighted average grant date fair value of $50.34 per share with a performance period of January 1, 2024 through December 31, 2024 as a component of the long-term incentive plan ("2024 PRSUs"). For the year ended December 31, 2024, the Company recognized stock-based compensation expense related to the 2024 PRSUs based on the Company's achievement of its performance targets for the performance period.

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options granted. During the year ended December 31, 2024 and 2023, no stock options were granted. The assumptions used in the Black-Scholes option-pricing model for the year ended December 31, 2022 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of the Company's common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award. The Company uses historical data to determine these assumptions.

	Year Ended December 31,
	2024	2023	2022
Expected volatility of stock	N/A	N/A	53.2%
Expected life of option, in years	N/A	N/A	5
Risk-free interest rate	N/A	N/A	2.9%
Expected dividend yield on stock	N/A	N/A	2.0%

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of the Company's stock option activity under the 2013 Plan for the years ended December 31, 2024 and 2023 is presented below:

(in millions, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	4.9	$20.34
Granted	—	—
Exercised	(0.2)	15.89
Forfeited	(0.1)	14.06
Options outstanding at December 31, 2023	4.6	$20.54
Granted	—	—
Exercised	—	14.22
Forfeited	—	12.97
Options outstanding at December 31, 2024	4.6	$20.60	6.39	$164.3

Options exercisable at December 31, 2024	4.0	$19.17	6.22	$148.3

The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $1.6 million and $5.1 million, respectively.

A summary of the Company's unvested shares relating to stock options as of December 31, 2024 and 2023, and changes during the years ended December 31, 2024 and 2023, are presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2022	1.2	$30.00
Granted	—	—
Vested	(0.3)	30.00
Forfeited	—	—
Options unvested at December 31, 2023	0.9	$30.00
Granted	—	—
Vested	(0.3)	30.00
Forfeited	—	—
Options unvested at December 31, 2024	0.6	$30.00

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Stock Units

A summary of the Company's RSU activity and related information for the years ended December 31, 2024 and 2023 is presented below:

(in millions, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2022	2.3	$22.99
Granted	0.5	35.11
Vested	(1.1)	18.70
Terminated	—	34.74
Awards outstanding at December 31, 2023	1.7	$29.51	$84.7
Granted	0.3	48.23
Vested	(0.6)	32.09
Terminated	—	39.55
Awards outstanding at December 31, 2024	1.4	$33.29	$77.9

The aggregate intrinsic value of RSUs vested during the years ended December 31, 2024 and 2023 was $30.8 million and $39.0 million, respectively.

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to stock options, RSUs and PRSUs for the year ended December 31, 2024 is presented below:

(in millions, except years)	December 31, 2024	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$3.4	1.51
Unrecognized RSU expense	19.7	2.33
Unrecognized PRSU expense	18.9	1.68
Total unrecognized stock-based compensation expense	$42.0	1.97

(12) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. Except as disclosed, the Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable potential losses. Accordingly, the Company has not established material reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, the matters do not relate to a probable loss and/or the amount or range of losses are not reasonably estimable. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings in which it is involved, it could, in the future, enter into settlements of claims that could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Mattress Firm Acquisition

On July 2, 2024, the FTC filed a complaint for temporary restraining order and preliminary injunction in the United States District Court for the Southern District of Texas (the "Court") and an administrative complaint to challenge our acquisition of Mattress Firm. On July 16, 2024, the Court entered a temporary restraining order enjoining the completion of the merger until the Court ruled on the FTC's motion for a preliminary injunction. On October 4, 2024, the Company filed a complaint in the Court seeking an injunction against the FTC's administrative proceeding. On January 31, 2025, the Court denied the FTC's motion for a preliminary injunction and declined to enjoin the Company’s acquisition of Mattress Firm. On

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
February 5, 2025, the transaction was closed. The FTC may appeal the Court's decision through April 1, 2025. Further, the FTC’s administrative proceeding has not been conclusively terminated.

(13) Income Taxes

Pre-tax Income by Jurisdiction

The following sets forth the amount of income before income taxes attributable to each of the Company's geographies for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in millions)	2024	2023	2022
Income before income taxes:
United States	$279.2	$288.5	$382.5
Rest of the world	225.1	185.6	194.7
	$504.3	$474.1	$577.2

Reconciliation of Statutory Tax Rate to Effective Tax Rate

The Company's effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2024		2023		2022
(dollars in millions)	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$105.9	21.0%	$99.6	21.0%	$121.2	21.0%
State income taxes, net of federal benefit	12.8	2.5%	9.1	1.9%	12.5	2.2%
Foreign tax differential	8.0	1.6%	5.8	1.2%	2.9	0.5%
Change in valuation allowances	(0.9)	(0.2)%	6.4	1.4%	1.3	0.2%
Uncertain tax positions and interest	(3.0)	(0.6)%	(0.8)	(0.2)%	(19.2)	(3.3)%
Global Intangible Low-Taxed Income ("GILTI")	2.0	0.4%	2.7	0.6%	3.2	0.5%
Expiration of foreign tax credits	—	—%	10.6	2.2%	1.6	0.3%
Stock compensation	(9.6)	(1.9)%	(7.8)	(1.6)%	(13.8)	(2.4)%
Nondeductible compensation	15.1	3.0%	12.7	2.7%	14.6	2.5%
Danish Tax Matter	—	—%	(13.7)	(2.9)%	—	—%
Notional interest deduction	(2.2)	(0.4)%	(14.0)	(3.0)%	—	—%
Permanent and other	(9.5)	(1.9)%	(7.2)	(1.5)%	(5.3)	(0.9)%
Effective income tax provision	$118.6	23.5%	$103.4	21.8%	$119.0	20.6%

Income Tax Provision
The income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Current provision
Federal	$71.4	$47.2	$85.0
State	19.5	15.9	18.3
Foreign	46.9	32.0	26.2
Total current	$137.8	$95.1	$129.5
Deferred provision
Federal	$(16.3)	$6.3	$(7.7)
State	(3.2)	2.0	(2.3)
Foreign	0.3	—	(0.5)
Total deferred	(19.2)	8.3	(10.5)
Total income tax provision	$118.6	$103.4	$119.0

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

Deferred Income Tax Assets and Liabilities

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period in which those items will reverse, consist of the following:

	December 31,
(in millions)	2024	2023
Deferred tax assets:
Stock-based compensation	$22.9	$28.8
Operating lease obligations	169.2	180.6
Accrued expenses and other	61.1	64.0
Net operating losses, foreign tax credits and other tax attribute carryforwards	44.5	42.1
Inventories	16.6	10.6
Transaction costs	26.9	16.5
Property, plant and equipment	6.8	9.9
Total deferred tax assets	348.0	352.5
Valuation allowances	(48.1)	(49.5)
Total net deferred tax assets	$299.9	$303.0
Deferred tax liabilities:
Intangible assets	$(171.1)	$(174.3)
Operating lease right-of-use assets	(153.0)	(164.5)
Property, plant and equipment	(49.2)	(56.6)
Accrued expenses and other	(19.6)	(19.9)
Total deferred tax liabilities	(392.9)	(415.3)
Net deferred tax liabilities	$(93.0)	$(112.3)

Tax Attributes Included in Deferred Tax Assets

Included in the calculation of the Company's deferred tax assets are the following gross income tax attributes available at December 31, 2024 and 2023, respectively:

(in millions)	2024	2023
State net operating losses ("SNOLs")	$103.4	$134.0
U.S. state income tax credits ("SITCs")	2.8	3.2
Foreign net operating losses ("FNOLs")	45.8	49.8
Notional interest deduction ("NID")	46.3	40.0
State charitable contribution carryover ("SCCCs")	0.6	0.7

The SNOLs, SITCs, FNOLs and SCCCs generally begin to expire in 2025, 2031, 2025 and 2025, respectively.

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of certain of the SNOLs, SITCs, FNOLs, NID, the SCCCs and certain other deferred tax assets related to certain foreign operations (together, the "Tax Attributes"). The Company has established a valuation allowance for certain deferred tax assets (including the Tax Attributes) where it is more likely than not such deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible or creditable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making its assessment regarding the recoverability of its deferred tax assets. The Company has recorded valuation allowances against $43.2 million of the SNOLs, $26.5 million of FNOLs, $46.3 million of the NID and $0.6 million of the SCCCs as of December 31, 2024. With respect to all other Tax Attributes above, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the underlying deferred tax assets. However, there can be no assurance that such assets will be realized if circumstances change.

Deferred Tax Liability for Undistributed Foreign Earnings

As it relates to the book to tax basis difference with respect to the stock of each of the Company's foreign subsidiaries, at December 31, 2024, the book basis of each exceeds the tax basis in the hands of such foreign subsidiaries' shareholders. The Company maintains such cumulative stock basis differences are indefinitely reinvested. However, the Company has provided for income taxes on the amount of estimated near-term distributions from each foreign subsidiary, measured by each such subsidiary's free cash flow to be generated. The income taxes provided for consist of the recipient's local country income taxes on the distributions, as well as local country income tax withholding on such distributions. Earnings in excess of the estimated near-term distributions are indefinitely reinvested by each foreign subsidiary in its own operations. Consequently at December 31, 2024 the Company has accrued approximately $1.4 million for such income and withholding taxes.

Uncertain Income Tax Positions

GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. Uncertain income tax liabilities reflect the Company's best judgement of the facts, circumstances and information available through December 31, 2024. Uncertain income tax liabilities are derived using the cumulative probability approach and applying the tax technical requirements applicable to U.S. and other international tax and transfer pricing requirements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance as of December 31, 2022	$39.0
Expiration of statutes of limitations	(0.2)
Reduction for tax positions of prior years	(0.3)
Settlements of uncertain tax positions with tax authorities	(34.0)
Balance as of December 31, 2023	$4.5
Additions for tax positions of prior years	0.2
Expiration of statutes of limitations	(2.6)
Balance as of December 31, 2024	$2.1

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at December 31, 2024 and 2023 would be $2.1 million and $4.5 million, respectively. During the years ended December 31, 2024 and 2023, the Company recognized $0.7 million and $4.0 million in interest and penalties as a benefit in the income tax provision, respectively. The Company had $0.3 million and $1.0 million of accrued interest and penalties at December 31, 2024 and 2023, respectively.

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

With few exceptions, the Company is no longer subject to tax examinations by the U.S., state and local municipalities or non-U.S. jurisdictions for periods prior to 2018. The Company is currently under examination by various tax authorities around the world.

The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum effective tax of 15.0% on income arising in each jurisdiction ("Pillar 2") that has been agreed upon in principle by over 140 countries. During 2024 and 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, the Company is evaluating the potential consequences of Pillar 2 on its longer-term financial position. The Company does not expect Pillar 2 to have a material impact on its financial results.

The Danish Tax Matter

The Company was involved in a dispute with the Danish tax authority ("SKAT") regarding the royalty paid by a U.S. subsidiary to a Danish subsidiary for tax years 2012 through 2022. The issues involved the royalty paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production process.

In October 2018, the Company initiated an Advanced Pricing Agreement ("APA") process for SKAT and the U.S. Internal Revenue Service ("IRS") to negotiate a resolution of this dispute. The Company had previously estimated an uncertain tax position with respect to additional Danish income tax (and interest) related to an increase in Danish taxable income resulting from the dispute. Conversely, the Company also previously recorded a deferred tax asset for the correlative benefit for the U.S. reduction in taxable income that would result from the dispute.

In December 2022, SKAT and the IRS reached a preliminary framework agreement (the "Framework") to resolve the dispute. In the year ended December 31, 2022, the Company remeasured the uncertain tax position and associated deferred tax asset to reflect the terms of the Framework, which resulted in a net income tax benefit for the year ended December 31, 2022 of $14.7 million.

On October 12, 2023, the IRS Advanced Pricing and Mutual Agreement ("APMA") team and SKAT formally agreed on final terms of a bilateral advance pricing agreement ("BAPA") with respect to the ongoing royalty matter for the periods 2012 through 2024 (the "Settlement"). The terms of the BAPA are substantially identical with those preliminarily agreed upon in the Preliminary Framework in December 2022.

With respect to impact of the Settlement on the Company's Danish tax position, pursuant to the BAPA, in December 2023 SKAT issued revised or initial assessments for each of the years 2012 through 2022. The final tax and interest assessed was materially consistent with the income tax reserves the Company previously recorded, which was $37.8 million as of December 31, 2022. The Company offset the income tax reserves in the fourth quarter of 2023 against the previous amounts on deposit with SKAT and recorded a net income tax benefit in the Company's consolidated financial statements of approximately $4.8 million (largely interest to be paid by SKAT on the overpayment of tax). The assessments reflected a net refund of deposits previously paid to SKAT of approximately $24.8 million, which the Company recorded as an income tax receivable included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. In addition, at December 31, 2024 and 2023 the Company had approximately $10.7 million and $7.6 million remaining on deposit with SKAT for an unrelated matter recorded in other non-current assets.

With respect to the impact of the Settlement on the Company’s U.S. tax position, on November 9, 2023, the Company formally agreed on a Mutual Agreement Procedure ("MAP") and APA with APMA related to the implementation of the terms of the BAPA for U.S. income tax purposes, which included reporting the U.S. result of the Settlement for all years 2012 through 2022 in an amended 2022 income tax return, which the Company filed in February 2024. As a result, in the year ended December 31, 2023, the Company released the deferred tax asset associated with its U.S. income tax positions of $21.6 million and recorded a net income tax benefit and incremental receivable in the Company's consolidated financial statements at December 31, 2023. Further, for the year ended December 31, 2023, the net income tax benefit recorded was approximately $8.9 million (consisting of a gross benefit of $10.5 million, offset by U.S. tax of approximately $1.6 million related to subpart F income resulting from the interest paid by SKAT on the Danish overpayment of tax). The incremental U.S. income tax receivable at December 31, 2024 and 2023 is approximately $31.1 million and $30.1 million, respectively, and is included in other non-current assets in the accompanying Consolidated Balance Sheets.

SOMNIGROUP INTERNATIONAL INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(14) Earnings Per Common Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Somnigroup:

	Year Ended December 31,
(in millions, except per common share amounts)	2024	2023	2022
Numerator:
Net income from continuing operations, net of income attributable to non-controlling interest	$384.3	$368.1	$456.1

Denominator:
Denominator for basic earnings per common share—weighted average shares	173.6	172.2	174.9
Effect of dilutive securities:
Employee stock-based compensation	4.6	5.1	5.4
Denominator for diluted earnings per common share—adjusted weighted average shares	178.2	177.3	180.3

Basic earnings per common share for continuing operations	$2.21	$2.14	$2.61

Diluted earnings per common share for continuing operations	$2.16	$2.08	$2.53

For the years ended December 31, 2024 and 2023, the Company excluded an insignificant number of shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Somnigroup's common stock or they were otherwise anti-dilutive. For the year ended December 31, 2022, the Company excluded 1.2 million shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Somnigroup's common stock or they were otherwise anti-dilutive, respectively. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon award vesting.

(15) Business Segment Information

In 2024, the Company operated in two segments: North America and International. These segments are strategic business units that are managed separately based on geography. The North America segment consists of manufacturing, distribution and retail subsidiaries and licensees located in the U.S., Canada and Mexico. The International segment consists manufacturing, distribution and retail subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. The Company evaluates segment performance based on net sales, gross profit and operating income. Following the acquisition of Mattress Firm and beginning in the first quarter of 2025, the Company will operate in three segments: Tempur Sealy North America, Tempur Sealy International and Mattress Firm.

The Company sells its products in over 100 countries to over 10,000 wholesale customers. The Company's Direct channel represents 24.9% of the Company's consolidated net sales in 2024, as compared to 23.9% of the Company's consolidated net sales in 2023. Mattress Firm contributed approximately 18% of the Company's consolidated net sales in the years ended 2024 and 2023, respectively.

The Company’s North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company's accompanying Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

The Company considers its Chairman, President and Chief Executive Officer to be its chief operating decision maker ("CODM"). The Company’s CODM manages business operations, evaluates segment performance and allocates resources based on metrics such as net sales, gross profit, operating income and other key financial indicators, guiding strategic decisions to align with company-wide goals.

SOMNIGROUP INTERNATIONAL INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes total assets by segment:

	December 31,	December 31,
(in millions)	2024	2023
North America	$5,575.2	$5,291.0
International	1,477.6	1,405.2
Corporate	3,580.0	1,269.5
Inter-segment eliminations	(4,652.4)	(3,411.8)
Total assets	$5,980.4	$4,553.9

 The following table summarizes property, plant and equipment, net, by segment:

	December 31,	December 31,
(in millions)	2024	2023
North America	$687.7	$753.8
International	89.6	91.3
Corporate	33.8	33.2
Total property, plant and equipment, net	$811.1	$878.3

The following table summarizes operating lease right-of-use assets by segment:

	December 31,	December 31,
(in millions)	2024	2023
North America	$407.1	$453.5
International	188.6	180.2
Corporate	3.1	2.8
Total operating lease right-of-use assets	$598.8	$636.5

The following table summarizes segment information for the year ended December 31, 2024:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$3,788.9	$1,142.0	$—	$—	$4,930.9

Inter-segment sales	$0.5	$0.2	$—	$(0.7)	$—
Inter-segment royalty expense (income)	34.3	(34.3)	—	—	—
Gross profit	1,530.8	649.3	—	—	2,180.1
Advertising expense	382.0	88.9	—	—	470.9
Other selling and marketing expense	334.7	269.8	16.2	—	620.7
General, administrative and other expenses	202.0	114.6	156.6	—	473.2
Equity income in earnings of unconsolidated affiliates	—	(18.9)	—	—	(18.9)
Operating income (loss)	612.1	194.9	(172.8)	—	634.2
Interest expense, net					134.8
Other (income) expense					(4.9)
Income (loss) before income taxes	542.5	208.1	(246.3)	—	504.3

Depreciation and amortization (1)	$127.6	$28.2	$45.7	$—	$201.5
Capital expenditures	57.2	30.9	9.2	—	97.3
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes segment information for the year ended December 31, 2023:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$3,855.5	$1,069.9	$—	$—	$4,925.4

Inter-segment sales	$1.2	$0.5	$—	$(1.7)	$—
Inter-segment royalty expense (income)	33.7	(33.7)	—	—	—
Gross profit	1,537.5	591.2	—	—	2,128.7
Advertising expense	389.9	79.1	—	—	469.0
Other selling and marketing expense	319.9	254.0	20.5	—	594.4
General, administrative and other expenses	184.6	110.2	186.3	—	481.1
Equity income in earnings of unconsolidated affiliates	—	(23.0)	—	—	(23.0)
Operating income (loss)	643.1	170.9	(206.8)	—	607.2
Interest expense, net					129.9
Loss on extinguishment of debt					3.2
Income (loss) before income taxes	634.2	171.4	(331.5)	—	474.1

Depreciation and amortization (1)	$102.2	$25.6	$55.2	$—	$183.0
Capital expenditures	158.8	18.1	8.5	—	185.4
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the year ended December 31, 2022:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$3,886.1	$1,035.1	$—	$—	$4,921.2

Inter-segment sales	$1.7	$1.1	$—	$(2.8)	$—
Inter-segment royalty expense (income)	15.0	(15.0)	—	—	—
Gross profit	1,487.3	562.3	—	—	2,049.6
Advertising expense	375.1	72.9	—	—	448.0
Other selling and marketing expense	288.6	234.8	21.1	—	544.5
General, administrative and other expenses	181.2	88.5	127.9	—	397.6
Equity income in earnings of unconsolidated affiliates	—	(21.1)	—	—	(21.1)
Operating income (loss)	642.4	187.2	(149.0)	—	680.6
Interest expense, net					103.0
Other (income) expense					0.4
Income (loss) from continuing operations before income taxes	638.6	183.4	(244.8)	—	577.2

Depreciation and amortization (1)	$96.9	$23.7	$59.6	$—	$180.2
Capital expenditures	267.4	33.1	6.0	—	306.5
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    The following table summarizes property, plant and equipment, net, by geographic region:

	December 31,	December 31,
(in millions)	2024	2023
United States	$704.1	$764.1
All other	107.0	114.2
Total property, plant and equipment, net	$811.1	$878.3

The following table summarizes operating lease right-of-use assets by geographic region:

	December 31,	December 31,
(in millions)	2024	2023
United States	$401.0	$444.2
United Kingdom	150.7	146.5
All other	47.1	45.8
Total operating lease right-of-use assets	$598.8	$636.5

The following table summarizes net sales by geographic region:

	Year Ended December 31,
(in millions)	2024	2023	2022
United States	$3,490.1	$3,560.8	$3,596.0
All other	1,440.8	1,364.6	1,325.2
Total net sales	$4,930.9	$4,925.4	$4,921.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2024.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company's internal control over financial reporting as of December 31, 2024. That report appears on page 65 of this Report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Somnigroup International Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Somnigroup International Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Somnigroup International Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 28, 2025, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Louisville, Kentucky
February 28, 2025

ITEM 9B. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended December 31, 2024, none of our directors or executive officers adopted any Rule "10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined Regulation S-K, Item 408).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders (the "Proxy Statement") under the sections entitled "Proposal No. 1—Election of Directors," and "Board of Directors' Meetings, Committees of the Board and Related Matters—Corporate Governance," — "Committees of the Board," —"Policies Governing Director Nominations," —"Board and Committee Independence; Audit Committee Financial Experts," and "Other Information—Delinquent Section 16(a) Reports."

Somnigroup has adopted an insider trading policy governing the purchase, sale and/or other transactions in securities by employees, executive officers and directors of the Company that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. It is our policy to comply with all federal, state and foreign securities laws and other applicable law (including by obtaining appropriate corporate approvals) when engaging in transactions in our securities.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Amended and Restated 2013 Equity Incentive Plan (1)	8,550,050	20.6	8,391,822

(1)The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the Amended and Restated 2013 Equity Incentive Plan includes 1,373,726 shares issuable under restricted stock units and deferred stock units. Additionally, this number includes 2,006,702 performance restricted stock units which reflects a maximum payout of the awards granted.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled "Proposal No. 2— Ratification of Independent Auditors—Fees for Independent Auditors During the Years Ended December 31, 2024 and 2023" and "—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	The following is a list of the financial statements of Somnigroup International Inc. included in this Report, which are filed herewith pursuant to ITEM 8:
		Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
		Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
		Consolidated Balance Sheets as of December 31, 2024 and 2023
		Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2024, 2023 and 2022
		Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
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

2.1
Agreement and Plan of Merger, dated as of May 9, 2023, by and among Tempur Sealy International, Inc., Lima Holdings Corporation, Lima Deal Corporation LLC, Mattress Firm Group Inc., and Steenbok Newco 9 Limited, solely in its capacity as Stockholder Representative (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K as filed on May 10, 2023). (1)

2.2
Amendment and Waiver to Agreement and Plan of Merger dated as of February 5, 2025 by and among Tempur Sealy International, Inc., Lima Holdings Corporation, Lima Deal Corporation LLC, Mattress Firm Group Inc. and Steenbok Newco 9 Limited, solely in its capacity as stockholder representative.

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

3.3
Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Tempur Sealy International, Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed on May 10, 2021). (1)

3.4
Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Somnigroup International Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed on February 18, 2025). (1)

3.5	Eighth Amended and Restated By-laws of Somnigroup International Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on February 18, 2025). (1)
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018). (1)
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
10.1
Credit Agreement dated as of October 10, 2023 among Tempur Sealy International, Inc., as parent borrower, the Additional Borrowers from time to time parties thereto, the Several Lenders from time to time parties thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on October 11, 2023). (1)

10.2
Amendment No. 1 dated as of February 6, 2024 by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as administrative agent, to the Credit Agreement dated as of October 10, 2023 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on February 8, 2024). (1)

10.3
Amendment No. 2 dated as of October 24, 2024 by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on October 10, 2025). (1)

10.4
Amendment No. 3 dated as of October 24, 2024 by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, each lender party thereto, Bank of America, N.A., as administrative agent and Wells Fargo Securities, LLC, as lead left arranger (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on October 10, 2025). (1)

10.5
Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.6
Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.7
Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.8
Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.9
Steinhoff Voting Agreement, dated as of May 9, 2023, between Tempur Sealy International, Inc. and the Steinhoff parties thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on May 10, 2023). (1)

10.10
Form of Lender Stockholder Support Agreement, dated as of May 9, 2023, between Tempur Sealy International, Inc. and the lender stockholders party thereto(filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on May 10, 2023). (1)

10.11
Form of Management Lock-Up Agreement, dated as of May 9, 2023, between Tempur Sealy International, Inc. and the management holders party thereto (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K as filed on May 10, 2023). (1)

10.12	Amended and Restated Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.13	2021 Amended and Restated Non-Employee Director Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2021). (1)(2)
10.14	Tempur-Pedic International, Inc. 2013 Equity Incentive Plan (filed as Appendix A to the Registrant's Definitive Proxy statement on Schedule 14A as filed on April 12, 2013). (1)(2)
10.15	Tempur Sealy International, Inc. Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed on May 2, 2017). (1)(2)
10.16	Tempur Sealy International, Inc. Amended and Restated 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 26, 2017). (1)(2)
10.17
Tempur Sealy International, Inc. Amended and Restated 2013 Equity Incentive Plan as of May 5, 2022 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 24, 2022).(1)(2)

10.18	Second Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Appendix B to the Registrant’s Definitive Proxy Statement (File No.001-31922) filed on March 16, 2015). (1)(2)

10.19
Employment and Non-Competition Agreement dated as of September 4, 2015, by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.20
First Amendment to Employment and Non-Competition Agreement dated November 27, 2017 by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)

10.21
Second Amendment to Employment and Non-Competition Agreement dated March 25, 2020 by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on March 27, 2020). (1)(2)

10.22
Amended and Restated Employment and Non-Competition Agreement dated as of July 6, 2022 between Tempur Sealy International, Inc. and Scott L. Thompson (as filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on July 7, 2022). (1)(2)

10.23
Employment and Non-Competition Agreement dated September 5, 2017, by and between Tempur Sealy International, Inc. and H. Clifford Buster, III (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.24
Employment and Non-Competition Agreement dated October 13, 2017, by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.25
Employment and Non-Competition Agreement dated February 27, 2018, by and between Tempur Sealy International, Inc. and Scott Vollet (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018). (1)(2)

10.26
Employment and Non-Competition Agreement effective January 1, 2020, by and between Tempur Sealy International, Inc. and Steven Rusing (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K as filed on February 24, 2020). (1)(2)

10.27	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.37 to Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.28
Stock Option Agreement dated as of September 4, 2015 between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.29
Form of Special Grant Stock Option Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018).(1) (2)

10.30	Form of Amendment to Stock Option Agreement (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)
10.31	Non-Qualified Premium-Priced Stock Option Agreement dated July 6, 2022 (as filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on July 7, 2022).(1)(2)
10.32
Restricted Stock Unit Award Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.33
Form of 2020 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on February 24, 2020). (1)(2)

10.34
Form of 2020 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K as filed on February 24, 2020). (1)(2)

10.35
Form of 2021 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K as filed on February 19, 2021). (1)(2)

10.36
Form of 2021 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on February 19, 2021). (1)(2)

10.37
Form of 2022 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K as filed on February 22, 2022). (1)(2)

10.38
Form of 2022 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on February 22, 2022). (1)(2)

10.39
Form of 2023 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022 (filed as Exhibit 10.60 to the Registrant's Annual Report on Form 10-K as filed on February 17, 2023). (1)(2)

10.40
Form of 2023 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022 (filed as Exhibit 10.61 to the Registrant's Annual Report on Form 10-K as filed on February 17, 2023). (1)(2)

10.41
Form of 2024 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022 (filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K as filed on February 16, 2024). (1)(2)

10.42
Form of 2024 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022 (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on February 16, 2024). (1)(2)

10.43	Form of 2025 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022. (2)
10.44	Form of 2025 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022. (2)
10.45
Subscription Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

19.1	Somnigroup International Inc. Policy on Insider Trading and Confidentiality.
21.1	Subsidiaries of Tempur Sealy International, Inc.
23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)
97	Somnigroup International Inc. Clawback Policy.
101
The following materials from Somnigroup International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' (Deficit) Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL.
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

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
SCHEDULE II
(in millions)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2022	$42.6	$3.0	$(1.7)	$(1.6)	$42.3
Year Ended December 31, 2023	$42.3	$18.0	$0.8	$(11.6)	$49.5
Year Ended December 31, 2024	$49.5	$3.9	$(0.6)	$(4.7)	$48.1

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMNIGROUP INTERNATIONAL INC. (Registrant)

Date: February 28, 2025	By:	/S/ Scott L. Thompson
Scott L. Thompson Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 28, 2025, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ SCOTT L. THOMPSON	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Scott L. Thompson

/S/ BHASKAR RAO	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Bhaskar Rao

/S/ EVELYN S. DILSAVER	Director
Evelyn S. Dilsaver

/S/ SIMON JOHN DYER	Director
Simon John Dyer

/S/ CATHY R. GATES	Director
Cathy R. Gates

/S/ JOHN A. HEIL	Director
John A. Heil

/S/ MEREDITH SIEGFRIED MADDEN	Director
Meredith Siegfried Madden

/S/ RICHARD W. NEU	Director
Richard W. Neu

/S/ PETER R. SACHSE	Director
Peter R. Sachse