Form 10-Q
period 2025-03-31
SOMNIGROUP INTERNATIONAL INC.
filed 2025-05-12
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2025
or
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

The number of shares outstanding of the registrant’s common stock as of May 8, 2025 was 208,584,886 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment including its impact on consumer behavior in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events (including the Russia-Ukraine conflict and the conflict in the Middle East), labor costs and other employment-related costs; the imposition of new tariffs and retaliatory tariffs, increases in existing tariffs and other changes in trade policy and regulations; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth including the acquisition of Mattress Firm; expectations regarding Mattress Firm's ongoing operations; the ability to successfully integrate Mattress Firm into the Company's operations and realize all synergies from the transaction; the possibility that the expected benefits of the acquisition are not realized when expected or at all; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector, as well as consumer confidence and the availability of consumer financing; the ability to develop and successfully launch new products; capital project timelines; the ability to realize all synergies and benefits of acquisitions (including the merger with Mattress Firm); our reliance on information technology ("IT") and the associated risks involving realized or potential security lapses and/or cyber based attacks; the impact of cybersecurity incidents on our business, results of operations or financial condition, including our assessments of such impact; the Company's ability to restore its critical operational data and IT systems in a reasonable time frame following a cybersecurity incident; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

Other potential risk factors include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report"). In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

When used in this Report, except as specifically noted otherwise, the terms "Somnigroup," "Company," "we," "our," "ours" and "us" refer to Somnigroup International Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. When used in this Report, the term "Mattress Firm" refers to Mattress Firm Group Inc. and its direct and indirect wholly-owned subsidiaries or Mattress Firm Group LLC and its direct and indirect wholly-owned subsidiaries as the context requires, and the term "Mattress Firm Acquisition" refers to the acquisition of Mattress Firm which was finalized on February 5, 2025. In addition, when used in this Report, "2023 Credit Agreement" refers to the Company's senior credit facility entered into in 2023, and amended in February 2024 and October 2024; "Term B Loan" refers to the incremental term B loan facility entered into in 2024; "Delayed Draw Term A Loan" refers to the delayed draw term A loan commitment entered into in 2024; "2029 Senior Notes" refers to the 4.00% senior notes due 2029 issued in 2021; and "2031 Senior Notes" refers to the 3.875% senior notes due 2031 issued in 2021.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$1,604.7	$1,189.4
Cost of sales	1,024.2	715.1
Gross profit	580.5	474.3
Selling and marketing expenses	362.6	226.7
General, administrative and other expenses	209.5	121.0
Equity income in earnings of unconsolidated affiliates	(4.8)	(4.9)
Operating income	13.2	131.5

Other expense, net:
Interest expense, net	61.3	34.3
Other expense (income), net	1.2	(0.3)
Total other expense, net	62.5	34.0

(Loss) income before income taxes	(49.3)	97.5
Income tax benefit (provision)	16.5	(20.7)
Net (loss) income before non-controlling interest	(32.8)	76.8
Less: Net income attributable to non-controlling interest	0.3	0.5
Net (loss) income attributable to Somnigroup International Inc.	$(33.1)	$76.3

(Loss) earnings per common share:
Basic	$(0.17)	$0.44
Diluted	$(0.17)	$0.43

Weighted average common shares outstanding:
Basic	194.9	173.6
Diluted	198.9	178.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net (loss) income before non-controlling interest	$(32.8)	$76.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	29.7	(15.5)
Net change in pension benefits, net of tax	0.6	(0.3)
Other comprehensive income (loss), net of tax	30.3	(15.8)
Comprehensive (loss) income	(2.5)	61.0
Less: Comprehensive income attributable to non-controlling interest	0.3	0.5
Comprehensive (loss) income attributable to Somnigroup International Inc.	$(2.8)	$60.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$111.1	$117.4
Accounts receivable, net	341.8	404.5
Inventories	680.8	447.0
Prepaid expenses and other current assets	198.1	96.5
Assets held for sale	92.7	—
Total Current Assets	1,424.5	1,065.4
Restricted cash	—	1,592.3
Property, plant and equipment, net	967.5	811.1
Goodwill	4,550.6	1,066.7
Trade name and other intangible assets, net	2,362.6	700.5
Operating lease right-of-use assets	1,818.5	598.8
Deferred income taxes	15.8	15.3
Other non-current assets	190.2	130.3
Total Assets	$11,329.7	$5,980.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$474.4	$360.5
Accrued expenses and other current liabilities	649.3	393.9
Short-term operating lease obligations	378.0	126.8
Current portion of long-term debt	112.3	69.5
Income taxes payable	10.6	9.6
Liabilities held for sale	68.8	—
Total Current Liabilities	1,693.4	960.3
Long-term debt, net	4,920.7	3,740.4
Long-term operating lease obligations	1,527.9	532.1
Deferred income taxes	303.5	108.3
Other non-current liabilities	133.9	71.0
Total Liabilities	8,579.4	5,412.1

Redeemable non-controlling interest	8.6	9.3

Total Stockholders' Equity	2,741.7	559.0
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$11,329.7	$5,980.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($ in millions) (unaudited)

Three Months Ended March 31, 2025

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2024	$9.3	283.8	$2.8	110.2	$(3,330.0)	$501.2	$3,571.8	$(186.8)	$559.0
Net loss							(33.1)		(33.1)
Net income attributable to non-controlling interest	0.3								—
Dividend paid to non-controlling interest in subsidiary	(1.0)								—
Adjustment to pension liability, net of tax								0.6	0.6
Foreign currency adjustments, net of tax								29.7	29.7
Dividends declared on common stock ($0.15 per share)							(31.5)		(31.5)
Shares issued in connection with Mattress Firm Acquisition				(34.2)	1,609.9	635.2			2,245.1
Exercise of stock options				(0.1)	2.3	(1.3)			1.0
Issuances of PRSUs and RSUs				(1.3)	80.2	(80.2)			—
Treasury stock repurchased - PRSU/RSU releases				0.5	(30.1)				(30.1)
Treasury stock repurchased - merger consideration				0.1	(7.4)				(7.4)
Amortization of unearned stock-based compensation						8.4			8.4
Balance as of March 31, 2025	$8.6	283.8	$2.8	75.2	$(1,675.1)	$1,063.3	$3,507.2	$(156.5)	$2,741.7

Three Months Ended March 31, 2024

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2023	$10.0	283.8	$2.8	111.5	$(3,380.6)	$558.7	$3,279.2	$(136.7)	$323.4
Net income							76.3		76.3
Net income attributable to non-controlling interest	0.5								—
Dividend paid to non-controlling interest in subsidiary	(1.7)								—
Adjustment to pension liability, net of tax								(0.3)	(0.3)
Foreign currency adjustments, net of tax								(15.5)	(15.5)
Dividends declared on common stock ($0.13 per share)							(23.0)		(23.0)
Exercise of stock options				—	1.3	(1.0)			0.3
Issuances of PRSUs and RSUs				(2.2)	90.5	(90.5)			—
Treasury stock repurchased - PRSU/RSU releases				0.9	(43.8)				(43.8)
Amortization of unearned stock-based compensation						9.2			9.2
Balance as of March 31, 2024	$8.8	283.8	$2.8	110.2	$(3,332.6)	$476.4	$3,332.5	$(152.5)	$326.6

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income before non-controlling interest	$(32.8)	$76.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	57.7	39.2
Amortization of stock-based compensation	8.4	9.2
Amortization of deferred financing costs	1.7	0.9
Bad debt expense	4.7	3.8
Deferred income taxes	—	0.1
Dividends received from unconsolidated affiliates	5.5	4.9
Equity income in earnings of unconsolidated affiliates	(4.8)	(4.9)
Foreign currency adjustments and other	0.8	0.1
Changes in operating assets and liabilities, net of effect of business acquisitions	65.2	0.1
Net cash provided by operating activities	106.4	130.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24.0)	(31.5)
Acquisitions, net of cash acquired	(2,835.0)	—
Other	0.1	0.3
Net cash used in investing activities	(2,858.9)	(31.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	1,880.4	478.1
Repayments of borrowings under long-term debt obligations	(663.1)	(481.8)
Proceeds from exercise of stock options	1.0	0.3
Treasury stock repurchased	(37.5)	(43.8)
Dividends paid	(32.9)	(24.9)
Repayments of finance lease obligations and other	(5.8)	(5.8)
Net cash provided by (used in) financing activities	1,142.1	(77.9)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11.8	(3.5)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,598.6)	17.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	1,709.7	74.9
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$111.1	$92.5

Supplemental cash flow information:
Cash paid during the period for:
Interest	$52.2	$20.3
Income taxes, net of refunds	$13.0	$13.2
Non-cash investing activities:
Treasury stock issued in connection with Mattress Firm Acquisition	$2,245.1	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
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

The Company designs, manufactures, distributes and retails bedding products, which include mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company also derives income from royalties by licensing Sealy® and Stearns & Foster® brands, technology and trademarks to other manufacturers. The Company sells its products through two sales channels: Wholesale and Direct.

On February 5, 2025, the Company completed the previously announced acquisition of Mattress Firm, the largest mattress specialty retailer in the U.S. Mattress Firm was founded in 1986 and operates over 2,200 brick and mortar retail locations and a growing e-commerce platform. Mattress Firm's highly trained retail sales associates provide personalized service to help consumers choose the ideal bedding products across their robust assortment of market-leading brands.

The Company has ownership interests in Asia-Pacific joint ventures to develop markets for Sealy® and Stearns & Foster® branded products and ownership in a United Kingdom joint venture to manufacture, market and distribute Sealy® and Stearns & Foster® branded products. The Company's ownership interests in each of these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of (Loss) Income.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2024, included in the 2024 Annual Report filed with the Securities and Exchange Commission on February 28, 2025.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Cash, Cash Equivalents and Restricted Cash. Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. Restricted cash consists of proceeds from the Term B Loan which were funded into escrow as of December 31, 2024 and released upon the closing of the Mattress Firm Acquisition on February 5, 2025. The carrying value of restricted cash approximates fair value because of the short-term maturity of those instruments.

Total cash, cash equivalents and restricted cash consisted of the following:

	March 31,	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$111.1	$117.4
Restricted cash	—	1,592.3
Cash, cash equivalents and restricted cash	$111.1	$1,709.7

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Inventories. Inventories are stated at the lower of cost or net realizable value, determined by either the first-in, first-out method or the weighted average cost method, depending on reportable segment, and consist of the following:

	March 31,	December 31,
(in millions)	2025	2024
Finished goods	$530.9	$300.5
Work-in-process	17.5	16.1
Raw materials and supplies	132.4	130.4
	$680.8	$447.0

(d) Warranties. The Company provides product warranties on both manufactured and sourced products and service warranties, which vary by segment, product and brand. Estimates of warranty expenses are based primarily on historical claims experience, product testing and recent trends. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. The Company considers the impact of recoverable salvage value on warranty costs in determining its estimate of future warranty obligations.

The Company had the following activity for its accrued warranty expense from December 31, 2024 to March 31, 2025:

(in millions)
Balance as of December 31, 2024	$33.6
Amounts accrued	5.0
Liabilities assumed as a result of Mattress Firm Acquisition	25.3
Warranties charged to accrual	(5.3)
Balance as of March 31, 2025	$58.6

As of March 31, 2025 and December 31, 2024, $22.4 million and $15.3 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $36.2 million and $18.3 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Condensed Consolidated Balance Sheets, respectively.

(e) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. As of March 31, 2025, the Company's accounts receivable were substantially current. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2024 to March 31, 2025:

(in millions)
Balance as of December 31, 2024	$80.4
Amounts accrued	4.7
Write-offs charged against the allowance	(39.2)
Balance as of March 31, 2025	$45.9

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(f) Fair Value. Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2023 Credit Agreement (as defined in Note 5, "Debt") and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of debt instruments. The fair values of these material financial instruments are as follows:

	Fair Value
(in millions)	March 31, 2025	December 31, 2024
2029 Senior Notes	$743.5	$739.1
2031 Senior Notes	$703.5	$698.2

(g) Cost of Sales. Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes retail store occupancy costs such as rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation and certain insurance expenses. The Company believes the classification of occupancy costs could vary widely throughout the industry. Because of this, the Company's gross profit and gross profit as a percentage of net sales may not be comparable to others in the industry which may include occupancy costs in total operating expenses.

Additionally, cost of sales include royalties that the Company pays to other entities for the use of their names on products produced by the Company. Royalty expense is not material to the Company's Condensed Consolidated Statements of (Loss) Income.

Prior to the Mattress Firm Acquisition, the Company recorded retail store occupancy costs in selling and marketing expenses. For the three months ended March 31, 2024, retail store occupancy costs of $38.3 million were reclassified to cost of sales in the accompanying consolidated financial statements and notes thereto to conform to the current period presentation.

(h) Vendor Incentives. The Company's Mattress Firm business segment earns various types of incentives from its suppliers related to purchase volume rebates, sales, reimbursements of certain sales and marketing expenses, long-term supply agreements and other ordinary course transactions, collectively referred to as vendor incentives. Amounts earned for vendor incentives are recorded within accounts receivable, net until realized and are not material to the Company's Condensed Consolidated Balance Sheets.

Vendor incentives are generally recorded as a reduction of inventory at the time of purchase and, subsequently, as a reduction to cost of sales when the product is sold. Vendor incentives earned for long-term supply agreements are deferred and ratably recorded as a reduction to cost of sales over the life of the supply agreement. Vendor incentives which represent the reimbursement of certain sales and marketing expenses for the vendor's products are recorded as a reduction of sales and marketing expenses.

Certain vendor incentives include product purchase estimates and assumptions which may result in subsequent period adjustments if actual results differ from the estimates and assumptions used at the time of recognition. Vendor incentives earned for expense reimbursements also include estimates for sales and marketing expenses incurred at the time of recognition. If vendor incentives exceed our sales and marketing expenses, the excess amount is recorded as a reduction to cost of sales. The Company regularly reviews the adequacy of its estimates and assumptions used in the recognition of vendor incentives.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(2) Net Sales

The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(in millions)	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated
Channel
Wholesale	$584.5	$114.2	$—	$698.7	$776.9	$108.9	$—	$885.8
Direct	121.7	190.6	593.7	906.0	124.2	179.4	—	303.6
Net sales	$706.2	$304.8	$593.7	$1,604.7	$901.1	$288.3	$—	$1,189.4

	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated
Geographical Region
United States	$648.1	$—	$593.7	$1,241.8	$833.2	$—	$—	$833.2
All other	58.1	304.8	—	362.9	67.9	288.3	—	356.2
Net sales	$706.2	$304.8	$593.7	$1,604.7	$901.1	$288.3	$—	$1,189.4

Substantially all revenue is associated with bedding product sales.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(3) Acquisitions and Divestitures

Acquisition of Mattress Firm Group Inc.

On February 5, 2025, the Company completed its Mattress Firm Acquisition for an aggregate purchase price of approximately $5.2 billion, net of cash acquired of $0.3 billion. The aggregate purchase price consisted of $3.1 billion in cash and approximately 34.2 million shares of the Company's common stock valued at $65.65 per share, which represents the simple average of the opening and closing price per share of the Company's common stock on the New York Stock Exchange (the "NYSE") on the trading day immediately prior to the date of acquisition, with the value of any fractional shares paid in cash.

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

The Mattress Firm Acquisition enhances the Company's global omni-channel strategy and enables a seamless consumer experience, among other things. Mattress Firm operates as a separate business segment within the Company. The Company accounted for this transaction as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Mattress Firm's financial results for the period from February 5, 2025 through March 31, 2025 (the "stub period") are included in the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2025.

On May 1, 2025, the Company completed the previously announced divestiture of 73 Mattress Firm retail locations and the Company's Sleep Outfitters subsidiary, which includes 103 specialty mattress retail locations and seven distribution centers to MW SO Holdings Company, LLC ("Mattress Warehouse"). The Company does not expect the divestiture to have a material impact on its results of operations.

The divestiture of Sleep Outfitters was not classified as assets and liabilities held for sale in the Company's Consolidated Balance Sheets as of December 31, 2024 due to the Mattress Firm Acquisition being contingent upon regulatory approval and the potential for the Company's plan of divestiture to change. The divestiture of Sleep Outfitters was classified as assets and liabilities held for sale within the Tempur Sealy North America segment, and the divestiture of 73 Mattress Firm retail locations was classified as assets and liabilities held for sale within the Mattress Firm segment, both of which are included in the Company's accompanying Condensed Consolidated Balance Sheets as of March 31, 2025.

Preliminary Purchase Price Consideration

The preliminary purchase price of Mattress Firm as of February 5, 2025 consists of the following items:

(in millions)
Cash	$3,102.0
Common stock of the Company (1)	2,245.1
Effective settlement of pre-existing relationships (2)	71.6
Total consideration	$5,418.7
Cash acquired	(267.0)
Net consideration transferred	$5,151.7

(1)
The stock consideration of 34.2 million shares of Somnigroup common stock represents a value of $65.65 per share, which is the simple average of the opening and closing price per share of the Company's common stock on the NYSE on the business day immediately prior to the date of acquisition. This amount includes stock consideration to Mattress Firm employees for equity awards converted into the right to receive merger consideration.

(2)	Represents the effective settlement of Mattress Firm outstanding payables to Somnigroup, net of incentives receivable. No gain or loss was recognized on this settlement.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
Preliminary Purchase Price Allocation

The preliminary allocation of the purchase price is based on the fair values of the assets acquired and liabilities assumed as of February 5, 2025.

The components of the preliminary purchase price allocation are as follows:

(in millions)	February 5, 2025
Accounts receivable, net	$43.1
Inventories	313.1
Prepaid expenses and other current assets	66.7
Assets held for sale	37.6
Property and equipment	193.1
Operating lease right-of-use assets	1,254.1
Other non-current assets	66.6
Indefinite-lived trade names	1,660.0
Goodwill	3,473.0
Preliminary fair value of assets acquired	$7,107.3

Accounts payable	(113.7)
Accrued expenses and other current liabilities	(255.7)
Income taxes payable	(2.4)
Liabilities held for sale	(32.7)
Long-term operating lease obligations	(1,287.2)
Deferred tax liability	(194.2)
Other non-current liabilities	(59.6)
Long-term debt	(10.1)
Preliminary fair value of liabilities assumed	(1,955.6)
Net consideration transferred	5,151.7
Cash acquired	267.0
Total consideration transferred	$5,418.7

The fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available to management at the time the unaudited condensed consolidated financial statements were prepared. The Company will finalize the valuation and complete the purchase price allocation as soon as practical, but no later than the measurement period of one year from the Mattress Firm Acquisition date. The most significant open items included the estimation of certain long-lived assets and the accounting for income taxes as management is awaiting additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.

The indefinite-lived intangible asset represents the Mattress Firm trade name. The Company applied the income approach through a relief from royalty method to fair value the trade name asset using Level 3 inputs. The indefinite-lived intangible asset is not deductible for income tax purposes.

Goodwill is calculated as the excess of the purchase price over the net assets acquired and primarily represents the future economic benefits expected from the expansion of consumer touchpoints, the assembled workforce acquired and operating efficiencies. The goodwill is not deductible for income tax purposes and is included within the Mattress Firm business segment.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
Transaction Costs

The Company incurred $50.2 million and $14.8 million of transaction costs related to the Mattress Firm Acquisition during the three months ended March 31, 2025 and 2024, respectively. Transaction costs primarily included legal and professional fees associated with the Mattress Firm Acquisition.

Consolidated Results of Operations

The business acquired in the Mattress Firm Acquisition contributed revenue of $593.7 million and net income of $0.8 million for the three months ended March 31, 2025.

Unaudited Pro Forma Financial Information

The following represents the unaudited consolidated pro forma financial information for the periods as if Mattress Firm had been included in the consolidated results of the Company since January 1, 2024. Pro forma results do not include the effect of any future synergies anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	(unaudited)
	Three Months Ended March 31,
(in millions)	2025	2024
Pro forma net sales	$1,871.8	$1,925.2
Pro forma net loss	$(241.1)	$(33.7)

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The pro forma amounts have been calculated after applying the Company’s accounting policies and by including the results of Mattress Firm, and adjusting the combined results to give effect to the following, as if the acquisition had been consummated on January 1, 2024, together with the consequential tax effects thereon:

	(unaudited)
	Three Months Ended March 31,
(in millions)	2025	2024
Pro Forma Adjustments to Net Sales, as Reported:
Mattress Firm pre-acquisition net revenue	$345.1	$947.6
Elimination of intercompany sales to Mattress Firm	(78.0)	(211.8)
Total adjustments to net sales	$267.1	$735.8
Pro Forma Adjustments to Net (Loss) Income, as Reported:
Mattress Firm pre-acquisition (loss) earnings (1)	$(318.3)	$19.1
Transaction costs (2)	50.2	(50.2)
Intercompany profit elimination (3)	62.0	(62.0)
Purchase price allocation adjustments (4)	16.7	(20.1)
Interest expense adjustments (5)	(2.4)	(17.2)
Tax effect of pro forma adjustments (6)	(16.2)	20.4
Total adjustments to net loss	$(208.0)	$(110.0)

(1)
For the three months ended March 31, 2025, Mattress Firm pre-acquisition loss included a one-time charge of $340.5 million related to stock-based compensation expense recognized when the Mattress Firm Acquisition became probable.

(2)
Represents $50.2 million of transaction costs for professional fees incurred by the Company in connection with the Mattress Firm Acquisition, which were reclassified to the prior year presented in accordance with ASC 805.

(3)	Represents the intercompany profit elimination, which was reclassified to the prior year presented in accordance with ASC 805.
(4)	Represents purchase price allocation adjustments, primarily related to the fair value adjustment of Mattress Firm’s finished goods, which were reclassified to the prior year presented in accordance with ASC 805.
(5)	Represents the net effect of interest expense on borrowings associated with the Mattress Firm Acquisition.
(6)	Represents the income tax (provision) benefit for the above pro forma adjustments, which applies an estimated blended statutory income tax rate of 25.0%.
(4) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated
Balance as of December 31, 2024	$603.1	$463.6	$—	$1,066.7
Net goodwill resulting from acquisitions	—	—	3,473.0	3,473.0
Foreign currency translation and other	(2.1)	13.0	—	10.9
Balance as of March 31, 2025	$601.0	$476.6	$3,473.0	$4,550.6

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(5) Debt

Debt for the Company consists of the following:

	March 31, 2025		December 31, 2024
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2023 Credit Agreement:
Term A Facility	$1,085.9	(1)	$475.0	(1)	October 10, 2028
Term B Facility	1,596.0	(2)	1,600.0	(2)	October 24, 2031
Revolver	481.0	(1)	—		October 10, 2028
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	109.8	(3)	—		October 8, 2026
Finance lease obligations (4)	96.8		88.7		Various
Other	100.4		80.8		Various
Total debt	5,069.9		3,844.5
Less: Deferred financing costs	36.9		34.6
Total debt, net	5,033.0		3,809.9
Less: Current portion	112.3		69.5
Total long-term debt, net	$4,920.7		$3,740.4

(1)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.250% as of March 31, 2025 and December 31, 2024.
(2)	Interest at SOFR index plus applicable margin of 2.500% as of March 31, 2025 and December 31, 2024.
(3)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(4)	New finance lease obligations are a non-cash financing activity.

As of March 31, 2025, the Company was in compliance with all applicable debt covenants.

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

On February 6, 2024, the Company and certain other parties thereto entered into an Amendment No. 1 ("Amendment No. 1") to the 2023 Credit Agreement which provided for a $625.0 million Delayed Draw Term A Loan and a $40.0 million increase in availability on the existing revolving loan. This amendment was executed in connection with the Company's financing strategy for the Mattress Firm Acquisition.

On October 24, 2024, the Company and certain other parties thereto entered into an Amendment No. 2 ("Amendment No. 2") and an Amendment No. 3 ("Amendment No. 3") to the Company's 2023 Credit Agreement. Amendment No. 2 extended the termination date for $605.0 million of the Delayed Draw Term A Loan commitments until October 24, 2025, among other changes. Amendment No. 3 provided for an incremental Term B Loan in the aggregate principal amount of $1.6 billion. The proceeds of the Term B Loan were funded into escrow, net of an original issue discount, on the closing of Amendment No. 3.

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

The Company had outstanding borrowings of $481.0 million under the revolving credit facility as of March 31, 2025. Total availability under the revolving facility was $708.3 million, after a $0.7 million reduction for outstanding letters of credit, as of March 31, 2025.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). As of March 31, 2025, there was no availability under the Accounts Receivable Securitization. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable.
(6) Stockholders' Equity

(a) Treasury Stock. As of March 31, 2025, the Company had approximately $774.5 million remaining under its share repurchase authorization. The Company did not repurchase shares under the program during the three months ended March 31, 2025 or 2024, respectively.

In addition, the Company acquired 0.7 million and 0.9 million shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three months ended March 31, 2025 and 2024, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in $37.5 million and $43.8 million in treasury stock acquired during the three months ended March 31, 2025 and 2024, respectively.

(b) Accumulated Other Comprehensive Loss ("AOCL"). AOCL consisted of the following:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Foreign Currency Translation
Balance at beginning of period	$(187.2)	$(135.5)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	29.7	(15.5)
Balance at end of period	$(157.5)	$(151.0)

Pensions
Balance at beginning of period	$0.4	$(1.2)
Other comprehensive income (loss):
Net change from period revaluations (2)	0.6	(0.3)
Balance at end of period	$1.0	$(1.5)

(1)	In 2025 and 2024, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	In 2025 and 2024, there were no tax impacts related to pension adjustments.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(7) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Wages and benefits	$134.6	$81.7
Unearned revenue	112.0	56.8
Sales returns	88.9	30.3
Advertising	68.6	59.3
Taxes	21.1	18.4
Other	224.1	147.4
	$649.3	$393.9
(8) Stock-Based Compensation

The Company's stock-based compensation expense for the three months ended March 31, 2025 and 2024 included PRSUs, RSUs and non-qualified stock options. A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended March 31,
(in millions)	2025	2024
PRSU expense	$3.5	$4.1
RSU expense	4.3	4.5
Option expense	0.6	0.6
Total stock-based compensation expense	$8.4	$9.2

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2025, the Company granted PRSUs as a component of the long-term incentive plan ("2025 PRSUs"). The Company has recorded stock-based compensation expense related to the 2025 PRSUs during the three months ended March 31, 2025, as it was probable that the Company would achieve the specified performance targets for the performance period.
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
(10) Income Taxes

The Company's effective tax rates for the three months ended March 31, 2025 and 2024 were 33.5% and 21.2%, respectively. The Company's effective tax rates for the three months ended March 31, 2025 and 2024 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum effective tax of 15.0% on income arising in each jurisdiction ("Pillar 2") that has been agreed upon in principle by over 140 countries. During 2024 and 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, the Company is evaluating the potential consequences of Pillar 2 on its longer-term financial position. In 2025, the Company does not expect Pillar 2 to have a material impact on its financial results.
(11) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Somnigroup International Inc.:

	Three Months Ended
	March 31,
(in millions, except per common share amounts)	2025	2024
Numerator:
Net (loss) income attributable to Somnigroup International Inc.	$(33.1)	$76.3

Denominator:
Denominator for basic earnings per common share-weighted average shares	194.9	173.6
Effect of dilutive securities	4.0	4.4
Denominator for diluted earnings per common share-adjusted weighted average shares	198.9	178.0

Basic (loss) earnings per common share	$(0.17)	$0.44

Diluted (loss) earnings per common share	$(0.17)	$0.43

The Company excludes shares issuable upon exercise of outstanding stock options from the diluted earnings per common share computation because their exercise price was greater than the average market price of Somnigroup International Inc.'s common stock or they were otherwise anti-dilutive.

As a result, the Company excluded an immaterial amount of shares for the three months ended March 31, 2025 and 2024. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon the award vesting.
(12) Business Segment Information

The Company operates in three segments: Tempur Sealy North America, Tempur Sealy International and Mattress Firm. These segments are strategic business units that are managed separately. The Tempur Sealy North America segment consists of manufacturing, distribution and retail subsidiaries and licensees located in the U.S., Canada and Mexico (other than Mattress Firm retail and distribution locations). The Tempur Sealy International segment consists of manufacturing, distribution and retail subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). The Mattress Firm segment consists of retail stores and distribution centers located in the U.S. The Company evaluates segment performance based on net sales, gross profit and operating income.

The Company's Tempur Sealy North America and Tempur Sealy International segment assets include investments in subsidiaries that are appropriately eliminated in the Company's accompanying Condensed Consolidated Financial Statements. The remaining inter-segment balance sheet eliminations are comprised of intercompany accounts receivable and payable. Inter-segment sales are made primarily at prices that approximate market-based selling prices.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes total assets by segment:

(in millions)	March 31, 2025	December 31, 2024
Tempur Sealy North America	$5,748.4	$5,575.2
Tempur Sealy International	1,587.9	1,477.6
Mattress Firm	7,401.9	—
Corporate	2,035.1	3,580.0
Inter-segment eliminations	(5,443.6)	(4,652.4)
Total assets	$11,329.7	$5,980.4

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	March 31, 2025	December 31, 2024
Tempur Sealy North America	$651.8	$687.7
Tempur Sealy International	91.9	89.6
Mattress Firm	191.8	—
Corporate	32.0	33.8
Total property, plant and equipment, net	$967.5	$811.1

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	March 31, 2025	December 31, 2024
Tempur Sealy North America	$359.5	$407.1
Tempur Sealy International	197.2	188.6
Mattress Firm	1,259.0	—
Corporate	2.8	3.1
Total operating lease right-of-use assets	$1,818.5	$598.8

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended March 31, 2025:

(in millions)	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Corporate	Eliminations	Consolidated
Net sales	$706.2	$304.8	593.7	$—	$—	$1,604.7
Inter-segment sales	130.1	0.2	—	—	(130.3)	—
Total net sales and inter-segment sales	$836.3	$305.0	$593.7	$—	$(130.3)	$1,604.7

Inter-segment royalty expense (income)	6.2	(6.2)	—	—	—	—

Gross profit	240.0	149.3	191.2	—	—	580.5
Advertising expense	83.6	25.7	33.6	—	—	142.9
Other selling and marketing expense	68.0	46.6	101.5	3.6	—	219.7
General, administrative and other expenses	48.1	30.7	49.3	81.4	—	209.5
Equity income in earnings of unconsolidated affiliates	—	(4.8)	—	—	—	(4.8)
Operating income (loss)	40.3	51.1	6.8	(85.0)	—	13.2
Interest expense, net						61.3
Other expense, net						1.2
Income (loss) before income taxes	39.1	52.5	9.2	(150.1)	—	(49.3)

Depreciation and amortization (1)	$30.8	$7.4	$16.7	$11.2	$—	$66.1
Capital expenditures	8.0	6.1	9.2	0.7	—	24.0
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended March 31, 2024:

(in millions)	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$901.1	$288.3	$—	$—	$1,189.4
Inter-segment sales	0.3	0.1	—	(0.4)	—
Total net sales and inter-segment sales	$901.4	$288.4	$—	$(0.4)	$1,189.4

Inter-segment royalty expense (income)	7.4	(7.4)	—	—	—

Gross profit	336.7	137.6	—	—	474.3
Advertising expense	84.4	23.6	—	—	108.0
Other selling and marketing expense	69.2	45.4	4.1	—	118.7
General, administrative and other expenses	48.7	28.7	43.6	—	121.0
Equity income in earnings of unconsolidated affiliates	—	(4.9)	—	—	(4.9)
Operating income (loss)	134.4	44.8	(47.7)	—	131.5
Interest expense, net					34.3
Other income, net					(0.3)
Income (loss) before income taxes	131.4	47.7	(81.6)	—	97.5

Depreciation and amortization (1)	$30.7	$6.5	$11.2	$—	$48.4
Capital expenditures	20.7	6.2	4.6	—	31.5
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	March 31, 2025	December 31, 2024
United States	$858.8	$704.1
All other	108.7	107.0
Total property, plant and equipment, net	$967.5	$811.1

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	March 31, 2025	December 31, 2024
United States	$1,612.3	$401.0
All other	206.2	197.8
Total operating lease right-of-use assets	$1,818.5	$598.8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the 2024 Annual Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the 2024 Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report and in the 2024 Annual Report, the section titled "Risk Factors" contained in ITEM 1A of Part I of the 2024 Annual Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three months ended March 31, 2025, including the following topics:

•an overview of our business and strategy;
•results of operations, including our net sales and costs in the periods presented as well as changes between periods;
•expected sources of liquidity for future operations; and
•our use of certain non-GAAP financial measures.

Business Overview

General

We are the world's largest bedding company, dedicated to improving people's lives through better sleep. With superior capabilities in design, manufacturing, distribution and retail, we deliver breakthrough sleep solutions and serve the evolving needs of consumers in more than 100 countries worldwide through our fully-owned businesses, Tempur Sealy, Mattress Firm and Dreams.

We operate in three segments: Tempur Sealy North America, Tempur Sealy International and Mattress Firm. These segments are strategic business units that are managed separately. Our Tempur Sealy North America segment consists of manufacturing, distribution and retail subsidiaries and licensees located in the U.S., Canada and Mexico (other than Mattress Firm retail and distribution locations). Our Tempur Sealy International segment consists of manufacturing, distribution and retail subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). The Mattress Firm segment consists of retail stores and distribution centers located in the U.S. Corporate operating expenses are not included in any of the segments and are presented separately as a reconciling item to consolidated results. We evaluate segment performance based on net sales, gross profit and operating income. For additional information refer to Note 12, "Business Segment Information," included in Part I, ITEM 1 of this Report.

Our portfolio includes the most highly recognized brands in the industry, including Tempur-Pedic®, Sealy®, Stearns & Foster®, and Sleepy's®, and our global omni-channel platform enables us to meet consumers wherever they shop, offering a personal connection and innovation to provide a unique retail experience and tailored sleep solutions. Our products allow for complementary merchandising strategies and are sold through third-party retailers, our company-owned and joint venture operated retail stores worldwide and our e-commerce channel.

Our distribution model operates through an omni-channel strategy. We distribute through two channels in the Tempur Sealy North America and Tempur Sealy International operating business segments: Wholesale and Direct. We distribute through one channel in the Mattress Firm operating business segment: Direct. Our Wholesale channel consists of third-party retailers, including third-party distribution, hospitality and healthcare. Our Direct channel includes company-owned stores, online and call centers.

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

The global bedding industry was challenged in 2024 due to certain macroeconomic pressures on the consumer, and we expect these pressures to continue throughout 2025. Ongoing geopolitical conflicts, including trade disputes and the imposition of tariffs, may also introduce further uncertainty for the consumer. We have taken actions to mitigate the impact of the proposed tariffs, and we will implement pricing actions to mitigate the remaining impact. The majority of our products sold are also manufactured in the U.S. Accordingly, we believe the proposed tariffs will not have a material impact on our results of operations in 2025. We expect to outperform the bedding industry as a result of our investments in new product launches and continued investments in innovation, quality, advertising and customer service.

Acquisition of Mattress Firm

On February 5, 2025, we completed the Mattress Firm Acquisition for an aggregate purchase price of approximately $5.2 billion, net of cash acquired of $0.3 billion. The aggregate purchase price consisted of $3.1 billion in cash and approximately 34.2 million shares of common stock valued at $65.65 per share, which represents the simple average of the opening and closing price per share of our common stock on the NYSE on the trading day immediately prior to the date of acquisition, with the value of any fractional shares paid in cash.

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

Mattress Firm operates as a separate business segment. Mattress Firm's financial results for the period from February 5, 2025 through March 31, 2025 (the "stub period") are included in our consolidated financial statements in the first quarter of 2025.

On May 1, 2025, we completed the previously announced divestiture of 73 Mattress Firm retail locations and our Sleep Outfitters subsidiary, which includes 103 specialty mattress retail locations and seven distribution centers, to Mattress Warehouse. We do not expect the divestiture to have a material impact on our results of operations.

Product Launches

In 2025, we launched an all-new collection of Sealy Posturepedic products in North America. This reinvention of the Sealy Posturepedic® brand is strategically aimed at reigniting growth in the mid-to-entry level market, which has experienced outsized pressures relative to other price points in recent years. The new collection incorporates innovative technologies, including our proprietary PrecisionFit™ coils which were expertly designed to provide superior support.

Results of Operations

A summary of our results for the three months ended March 31, 2025 include:

•Total net sales increased 34.9% to $1,604.7 million as compared to $1,189.4 million in the first quarter of 2024, primarily driven by the inclusion of $593.7 million of Mattress Firm sales for the stub period, offset by the elimination of $130.1 million of sales from the Tempur Sealy North America segment to the Mattress Firm segment for the stub period.
•Gross margin was 36.2% as compared to 39.9% in the first quarter of 2024. Adjusted gross margin, which is a non-GAAP financial measure, was 42.2% as compared to 40.1% in the first quarter of 2024.
•Operating income was $13.2 million as compared to $131.5 million in the first quarter of 2024, primarily driven by costs during the quarter related to the Mattress Firm Acquisition. Adjusted operating income, which is a non-GAAP financial measure, was $182.8 million as compared to $149.4 million in the first quarter of 2024.
•Net loss was $(33.1) million as compared to net income of $76.3 million in the first quarter of 2024, primarily driven by the acquisition of Mattress Firm. Adjusted net income, which is a non-GAAP financial measure, was $97.0 million as compared to $89.7 million in the first quarter of 2024.

•Loss per diluted share was $(0.17) as compared to earnings per diluted share ("EPS") $0.43 in the first quarter of 2024. Adjusted EPS, which is a non-GAAP financial measure, was $0.49 as compared to $0.50 in the first quarter of 2024.

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

THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2024

The following table sets forth the various components of our Condensed Consolidated Statements of (Loss) Income and expresses each component as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except percentages and per share amounts)	2025		2024
Net sales	$1,604.7	100.0%	$1,189.4	100.0%
Cost of sales	1,024.2	63.8	715.1	60.1
Gross profit	580.5	36.2	474.3	39.9
Selling and marketing expenses	362.6	22.6	226.7	19.1
General, administrative and other expenses	209.5	13.1	121.0	10.2
Equity income in earnings of unconsolidated affiliates	(4.8)	(0.3)	(4.9)	(0.4)
Operating income	13.2	0.8	131.5	11.1

Other expense, net:
Interest expense, net	61.3	3.8	34.3	2.9
Other expense (income), net	1.2	0.1	(0.3)	—
Total other expense, net	62.5	3.9	34.0	2.9

(Loss) income before income taxes	(49.3)	(3.1)	97.5	8.2
Income tax benefit (provision)	16.5	1.0	(20.7)	(1.7)
Net (loss) income before non-controlling interest	(32.8)	(2.0)	76.8	6.5
Less: Net income attributable to non-controlling interest	0.3	—	0.5	—
Net (loss) income attributable to Somnigroup International Inc.	$(33.1)	(2.0)%	$76.3	6.5%

(Loss) earnings per common share:
Basic	$(0.17)		$0.44
Diluted	$(0.17)		$0.43

Weighted average common shares outstanding:
Basic	194.9		173.6
Diluted	198.9		178.0

NET SALES

	Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024
(in millions)	Consolidated		Tempur Sealy North America		Tempur Sealy International		Mattress Firm
Net sales by channel
Wholesale	$698.7	$885.8	$584.5	$776.9	$114.2	$108.9	$—	$—
Direct	906.0	303.6	121.7	124.2	190.6	179.4	593.7	—
Total net sales	$1,604.7	$1,189.4	$706.2	$901.1	$304.8	$288.3	$593.7	$—

Net sales increased 34.9%, and on a constant currency basis increased 35.8%. The change in net sales was driven by the following:

•Tempur Sealy North America net sales decreased $194.9 million, or 21.6%. Net sales in the Wholesale channel decreased $192.4 million, primarily driven by a 16.7% decline from the elimination of intercompany sales to Mattress Firm of $130.1 million and an 8.0% decline from continued macroeconomic pressures impacting U.S. consumer behavior of $62.3 million. Net sales in the Direct channel decreased $2.5 million, or 2.0%, as compared to the first quarter of 2024.
•Tempur Sealy International net sales increased $16.5 million, or 5.7%, primarily driven by the success of new product launches. On a constant currency basis, International net sales increased 7.7%. Net sales in the Wholesale channel increased 8.4% on a constant currency basis. Net sales in the Direct channel increased 7.3% on a constant currency basis.
•Mattress Firm net sales were $593.7 million for the stub period.

GROSS PROFIT

	Three Months Ended March 31,
	2025		2024
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
Tempur Sealy North America	$240.0	34.0%	$336.7	37.4%	(3.4)%
Tempur Sealy International	149.3	49.0%	137.6	47.7%	1.3%
Mattress Firm	191.2	32.2%	—	—%	32.2%
Consolidated gross margin	$580.5	36.2%	$474.3	39.9%	(3.7)%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process. Cost of sales also includes retail store occupancy costs such as rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation and certain insurance expenses.

Our gross margin is primarily impacted by the relative amount of net sales contributed by our premium or value products. Our value products have a significantly lower gross margin than our premium products. If sales of our value priced products increase relative to sales of our premium priced products, our gross margins will be negatively impacted across all segments.

Our gross margin is also impacted by fixed cost leverage based on manufacturing unit volumes; the cost of raw materials; operational efficiencies due to the utilization in our manufacturing facilities; product, brand, channel and country mix; foreign exchange fluctuations; volume incentives offered to certain retail accounts; participation in our retail cooperative advertising programs; vendor incentives earned on supply agreements, retail store fixed cost leverage based on unit volumes and costs associated with new product introductions. Future changes in raw material prices could have a significant impact on our gross margin. Our margins are also impacted by the growth in our Wholesale channel as sales in our Wholesale channel are at wholesale prices, whereas sales in our Direct channel are at retail prices.

Gross margin declined 370 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•Tempur Sealy North America gross margin declined 340 basis points. The decline in gross margin was primarily driven by operating expense deleverage of 120 basis points and commodity cost inflation. Additionally, we incurred $78.0 million of one-time business combination accounting adjustments related to the Mattress Firm Acquisition, which contributed to the decline in gross margin. These declines were partially offset by the elimination of intercompany sales to Mattress Firm of 530 basis points, operational efficiencies of 120 basis points and favorable mix of 110 basis points.
•Tempur Sealy International gross margin improved 130 basis points. The improvement in gross margin was primarily driven by decreased product launch costs.
•Mattress Firm gross margin was 32.2% for the stub period.

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

General, administrative and other expenses include salaries and related expenses, IT, professional fees, depreciation and amortization of long-lived assets not used in the manufacturing, distribution and retail store operations, expenses for administrative functions and research and development costs.

	Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
(in millions)	Consolidated		Tempur Sealy North America		Tempur Sealy International		Mattress Firm		Corporate
Operating expenses:
Advertising expenses	$142.9	$108.0	$83.6	$84.4	$25.7	$23.6	$33.6	$—	$—	$—
Other selling and marketing expenses	219.7	118.7	68.0	69.2	46.6	45.4	101.5	—	3.6	4.1
General, administrative and other expenses	209.5	121.0	48.1	48.7	30.7	28.7	49.3	—	81.4	43.6
Total operating expenses	$572.1	$347.7	$199.7	$202.3	$103.0	$97.7	$184.4	$—	$85.0	$47.7

Operating expenses increased $224.4 million, or 64.5%, and increased 650 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•Tempur Sealy North America operating expenses decreased $2.6 million, or 1.3%, and increased 580 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreases in advertising and other selling and marketing expenses.
•Tempur Sealy International operating expenses increased $5.3 million, or 5.4%, and decreased 10 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.
•Mattress Firm operating expenses were $184.4 million for the stub period.
•Corporate operating expenses increased $37.3 million, or 78.2%. The increase in operating expenses was primarily driven by transaction costs related to the Mattress Firm Acquisition.

Research and development expenses for the three months ended March 31, 2025 were $8.1 million, consistent with the three months ended March 31, 2024.

OPERATING INCOME

	Three Months Ended March 31,
	2025		2024
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
Tempur Sealy North America	$40.3	5.7%	$134.4	14.9%	(9.2)%
Tempur Sealy International	51.1	16.8%	44.8	15.5%	1.3%
Mattress Firm	6.8	1.1%	—	—%	1.1%
	98.2		179.2
Corporate expenses	(85.0)		(47.7)
Total operating income	$13.2	0.8%	$131.5	11.1%	(10.3)%

Operating income decreased $118.3 million and operating margin declined 1,030 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•Tempur Sealy North America operating income decreased $94.1 million and operating margin declined 920 basis points. The decline in operating margin was primarily driven by operating expense deleverage of 580 basis points and the decline in gross margin of 340 basis points.
•Tempur Sealy International operating income increased $6.3 million and operating margin improved 130 basis points. The improvement in operating margin was driven by the improvement in gross margin of 130 basis points.
•Mattress Firm operating income was $6.8 million and operating margin was 1.1% for the stub period.
•Corporate operating expenses increased $37.3 million, which negatively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	% Change
Interest expense, net	$61.3	$34.3	78.7%

Interest expense, net, increased $27.0 million, or 78.7%. The increase in interest expense, net, was primarily driven by increased average levels of outstanding variable rate debt.

INCOME TAX PROVISION

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024	% Change
Income tax (benefit) provision	$(16.5)	$20.7	(179.7)%
Effective tax rate	33.5%	21.2%

Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $37.2 million due to a decrease in income before income taxes. Our effective tax rate for the three months ended March 31, 2025 as compared to the prior year increased by 1,230 basis points. The effective tax rates as compared to the U.S. federal statutory rates for the three months ended March 31, 2025 and 2024 included the favorable impact of the deductibility of stock compensation in the U.S. and a net unfavorable impact of other discrete items.

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

Cash and Working Capital

Cash and cash equivalents were $111.1 million and $117.4 million as of March 31, 2025 and December 31, 2024, respectively. We had a working capital deficit of $268.9 million as of March 31, 2025, as compared to working capital of $105.1 million as of December 31, 2024. The reduction in our working capital to a deficit position in the first quarter of 2025 was primarily driven by a $251.2 million increase in our short-term operating lease obligations as a result of the Mattress Firm Acquisition, and we expect to operate with a working capital deficit in the future.

The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from operations for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by (used in) operations:
Operating activities	$106.4	$130.2
Investing activities	(2,858.9)	(31.2)
Financing activities	1,142.1	(77.9)

Cash provided by operating activities decreased $23.8 million in the three months ended March 31, 2025 as compared to the same period in 2024. The decrease in cash provided by operating activities was driven by a $109.6 million decrease in net income, offset by a $18.5 million increase in non-cash depreciation expense, primarily associated with our new Tempur manufacturing facility and a $65.1 million increase in cash provided by changes in operating assets and liabilities.

Cash used in investing activities increased $2,827.7 million in the three months ended March 31, 2025 as compared to the same period in 2024. The increase in cash used in investing activities was primarily driven by the acquisition of Mattress Firm on February 5, 2025.

Cash provided by financing activities increased $1,220.0 million in the three months ended March 31, 2025 as compared to the same period in 2024. For the three months ended March 31, 2025, we had net borrowings of $1,217.3 million on our credit facilities as compared to net repayments of $3.7 million in the same period in 2024. We paid dividends to shareholders of $32.9 million and $24.9 million, during the three months ended March 31, 2025 and 2024, respectively. Additionally, we repurchased $37.5 million and $43.8 million of our common stock to satisfy tax withholding obligations upon the vesting of our long-term incentive plans during the three months ended March 31, 2025 and 2024, respectively.

Capital Expenditures

Capital expenditures totaled $24.0 million and $31.5 million for the three months ended March 31, 2025 and 2024, respectively. We currently expect our 2025 capital expenditures to be approximately $250 million, including $50 million of investments to refresh Mattress Firm stores.

Indebtedness

Our total debt increased to $5,069.9 million as of March 31, 2025 from $3,844.5 million as of December 31, 2024. Total availability under our revolving senior secured credit facility was $708.3 million as of March 31, 2025. Refer to Note 5, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

As of March 31, 2025, our ratio of consolidated indebtedness less netted cash to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, in accordance with our 2023 Credit Agreement was 3.51 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2023 Credit Agreement, which limits this ratio to 5.00 times. As of March 31, 2025, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the three months ended March 31, 2025, we did not repurchase shares under our share repurchase program. As of March 31, 2025, we had $774.5 million remaining under our share repurchase authorization.

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

We manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. In 2025, we expect to engage in strategic share repurchases as we primarily focus on debt repayment to reduce leverage to our target ratio of 2.0 to 3.0 times. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," in the 2024 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

Future Liquidity Sources and Uses

As of March 31, 2025, we had $819.4 million of liquidity, including $111.1 million of cash on hand and $708.3 million available under our 2023 Credit Agreement. In addition, we expect to generate cash flow from operations in the full year 2025. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, debt service obligations and dividend payments.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through strategic acquisition opportunities that enhance our global competitiveness, as well as quarterly dividends and opportunistic share repurchases.

The Board of Directors declared a dividend of $0.15 per share for the second quarter of 2025. The dividend is payable on June 5, 2025 to shareholders of record as of May 22, 2025.

As of March 31, 2025, we had $5,069.9 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $4,958.8 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 3.51 times for the trailing twelve months ended March 31, 2025. We currently expect our target leverage ratio to return to 2.0 to 3.0 times in the first twelve months following the close of the transaction. Total cash interest payments related to our borrowings are expected to be between approximately $265 million to $275 million in 2025.

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

Adjusted Net Income and Adjusted EPS

A reconciliation of reported net (loss) income to adjusted net income and the calculation of adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below.

The following table sets forth the reconciliation of our reported net (loss) income to adjusted net income and the calculation of adjusted EPS for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2025	March 31, 2024
Net (loss) income	$(33.1)	$76.3
Acquisition-related costs (1)	114.2	—
Transaction costs (2)	51.9	14.8
Transaction-related interest expense, net (3)	6.8	—
Supply chain transition costs (4)	3.5	—
Operational start-up costs (5)	—	3.1
Adjusted income tax provision (6)	(46.3)	(4.5)
Adjusted net income	$97.0	$89.7

Adjusted earnings per common share, diluted	$0.49	$0.50

Diluted shares outstanding	198.9	178.0

(1)	In the first quarter of 2025, we recorded $114.2 million of acquisition-related costs. Cost of sales included $95.4 million, primarily related to one-time business combination accounting and purchase price allocation adjustments. Operating expenses included $18.8 million of professional fees and restructuring costs.
(2)	In the first quarter of 2025, we recorded $51.9 million of transaction costs associated with the Mattress Firm Acquisition. Operating expenses primarily included legal and professional fees associated with the Mattress Firm Acquisition. In the first quarter of 2024, we recorded $14.8 million of transaction costs primarily related to legal and professional fees associated with the Mattress Firm Acquisition.
(3)	In the first quarter of 2025, we incurred $6.8 million of transaction-related interest expense, net of interest income, related to the Term B Loan drawn and held in escrow. The proceeds of the Term B Loan were released upon the closing of the Mattress Firm Acquisition on February 5, 2025.
(4)	In the first quarter of 2025, we recorded $3.5 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $1.9 million recorded in cost of sales and $1.6 million recorded in operating expenses.
(5)	In the first quarter of 2024, we recorded $3.1 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S., including personnel and facility related costs.
(6)	Adjusted income tax provision represents the tax effects associated with the aforementioned items.

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended March 31, 2025.

	Three Months Ended March 31, 2025
(in millions, except percentages)	Consolidated	Margin	Tempur Sealy North America	Margin	Tempur Sealy International	Margin	Mattress Firm	Margin	Corporate
Net sales	$1,604.7		$706.2		$304.8		$593.7		$—

Gross profit	$580.5	36.2%	$240.0	34.0%	$149.3	49.0%	$191.2	32.2%	$—
Adjustments:
Acquisition-related costs (1)	95.4		78.0		—		17.4		—
Supply chain transition costs (2)	1.9		1.9		—		—		—
Total adjustments	97.3		79.9		—		17.4		—

Adjusted gross profit	$677.8	42.2%	$319.9	45.3%	$149.3	49.0%	$208.6	35.1%	$—

Operating income (expense)	$13.2	0.8%	$40.3	5.7%	$51.1	16.8%	$6.8	1.1%	$(85.0)
Adjustments:
Acquisition-related costs (1)	114.2		78.0		—		34.2		2.0
Transaction costs (3)	51.9		—		—		1.7		50.2
Supply chain transition costs (2)	3.5		3.5		—		—		—
Total adjustments	169.6		81.5		—		35.9		52.2

Adjusted operating income (expense)	$182.8	11.4%	$121.8	17.2%	$51.1	16.8%	$42.7	7.2%	$(32.8)

(1)	In the first quarter of 2025, we recorded $114.2 million of acquisition-related costs. Cost of sales included $95.4 million, primarily related to one-time business combination accounting and purchase price allocation adjustments. Operating expenses included $18.8 million of professional fees and restructuring costs.
(2)	In the first quarter of 2025, we recorded $3.5 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $1.9 million recorded in cost of sales and $1.6 million recorded in operating expenses.
(3)	In the first quarter of 2025, we recorded $51.9 million of transaction costs associated with the Mattress Firm Acquisition. Operating expenses primarily included legal and professional fees associated with the Mattress Firm Acquisition.

The following table sets forth our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended March 31, 2024.

	Three Months Ended March 31, 2024
(in millions, except percentages)	Consolidated	Margin	Tempur Sealy North America	Margin	Tempur Sealy International	Margin	Corporate
Net sales	$1,189.4		$901.1		$288.3		$—

Gross profit	$474.3	39.9%	$336.7	37.4%	$137.6	47.7%	$—
Adjustments:
Operational start-up costs (1)	3.1		3.1		—		—
Total adjustments	3.1		3.1		—		—

Adjusted gross profit	$477.4	40.1%	$339.8	37.7%	$137.6	47.7%	$—

Operating income (expense)	$131.5	11.1%	$134.4	14.9%	$44.8	15.5%	$(47.7)
Adjustments:
Transaction costs (2)	14.8		—		—		14.8
Operational start-up costs (1)	3.1		3.1		—		—
Total adjustments	17.9		3.1		—		14.8

Adjusted operating income (expense)	$149.4	12.6%	$137.5	15.3%	$44.8	15.5%	$(32.9)

(1)	In the first quarter of 2024, we recorded $3.1 million of operational start-up costs related to the capacity expansion of manufacturing and distribution facilities in the U.S., including personnel and facility related costs.
(2)	In the first quarter of 2024, we recorded $14.8 million of transaction costs primarily related to legal and professional fees associated with the Mattress Firm Acquisition.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
Net (loss) income	$(33.1)	$76.3
Interest expense, net	54.5	34.3
Transaction-related interest expense, net (1)	6.8	—
Income tax (benefit) provision	(16.5)	20.7
Depreciation and amortization	66.6	49.0
EBITDA	$78.3	$180.3
Adjustments:
Acquisition-related costs (2)	114.2	—
Transaction costs (3)	51.9	14.8
Supply chain transition costs (4)	3.5	—
Operational start-up costs (5)	$—	$3.1
Adjusted EBITDA	$247.9	$198.2

(1)	In the first quarter of 2025, we incurred $6.8 million of transaction-related interest expense, net of interest income, related to the Term B Loan drawn and held in escrow. The proceeds of the Term B Loan were released upon the closing of the Mattress Firm Acquisition on February 5, 2025.
(2)	In the first quarter of 2025, we recorded $114.2 million of acquisition-related costs. Cost of sales included $95.4 million, primarily related to one-time business combination accounting and purchase price allocation adjustments. Operating expenses included $18.8 million of professional fees and restructuring costs.
(3)	In the first quarter of 2025, we recorded $51.9 million of transaction costs associated with the Mattress Firm Acquisition. Operating expenses primarily included legal and professional fees associated with the Mattress Firm Acquisition. In the first quarter of 2024, we recorded $14.8 million of transaction costs primarily related to legal and professional fees associated with the Mattress Firm Acquisition.
(4)	In the first quarter of 2025, we recorded $3.5 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $1.9 million recorded in cost of sales and $1.6 million recorded in operating expenses.
(5)	In the first quarter of 2024, we recorded $3.1 million of operational start-up costs related to the capacity expansion of manufacturing and distribution facilities in the U.S., including personnel and facility related costs.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended March 31, 2025:

Trailing Twelve Months Ended
(in millions)	March 31, 2025
Net income	$274.9
Interest expense, net	145.2
Transaction-related interest expense, net (1)	16.6
Income tax provision	81.4
Depreciation and amortization	221.5
EBITDA	$739.6
Adjustments for financial covenant purposes:
Acquisition-related costs (2)	114.2
Transaction costs (3)	84.9
Customer-related transition charges (4)	26.7
Supply chain transition costs (5)	13.0
Cybersecurity event (6)	(4.9)
Adjusted EBITDA	$973.5
Adjustments for financial covenant purposes:
Unrestricted subsidiary (7)	10.1
Earnings from Mattress Firm prior to acquisition (8)	329.6
Future synergies to be realized from Mattress Firm Acquisition (9)	100.0
Adjusted EBITDA per credit facility	$1,413.2

Consolidated indebtedness less netted cash	$4,958.8

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	3.51 times

(1)	In the trailing twelve months ended March 31, 2025, we recognized $16.6 million of transaction-related interest expense, net of interest income, related to the Term B Loan drawn and held in escrow. The proceeds of the Term B Loan were released upon the closing of the Mattress Firm Acquisition on February 5, 2025.
(2)	In the first quarter of 2025, we recorded $114.2 million of acquisition-related costs. Cost of sales included $95.4 million, primarily related to one-time business combination accounting and purchase price allocation adjustments. Operating expenses included $18.8 million of professional fees and restructuring costs.
(3)	In the trailing twelve months ended March 31, 2025, we recognized $84.9 million of transaction costs associated with the Mattress Firm Acquisition.
(4)	In the trailing twelve months ended March 31, 2025, we recorded $26.7 million of transition charges as a result of a customer's acquisition which foreclosed on our OEM distribution to this customer.
(5)	In the trailing twelve months ended March 31, 2025, we recognized $13.0 million in supply chain transition costs associated with the consolidation of certain manufacturing facilities.
(6)	In the trailing twelve months ended March 31, 2025, the Company received proceeds of $4.9 million for an insurance claim related to the previously disclosed cybersecurity event identified on July 23, 2023.
(7)	A subsidiary in the Tempur Sealy North America business segment was accounted for as held for sale and designated as an unrestricted subsidiary under the 2023 Credit Agreement. Therefore, this subsidiary's financial results were excluded from the Company's adjusted financial measures for covenant compliance purposes.
(8)	We completed the Mattress Firm Acquisition on February 5, 2025 and the Mattress Firm subsidiaries are designated as restricted under the 2023 Credit Agreement. For covenant compliance purposes, we included $329.6 million of Mattress Firm EBITDA for the period prior to acquisition in our calculation of adjusted EBITDA per credit facility for the trailing twelve months ended March 31, 2025.
(9)	For the trailing twelve months ended March 31, 2025, we are permitted to include $100.0 million of future synergies expected to be realized with 36 months in connection with the Mattress Firm acquisition for the purpose of calculating our adjusted EBITDA in accordance with the 2023 Credit Agreement.

Under the 2023 Credit Agreement, the ratio of adjusted EBITDA to consolidated indebtedness less netted cash was 3.51 times for the trailing twelve months ended March 31, 2025. The 2023 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of March 31, 2025. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2023 Credit Agreement for purposes of certain financial covenants.

(in millions)	March 31, 2025
Total debt, net	$5,033.0
Plus: Deferred financing costs (1)	36.9
Consolidated indebtedness	5,069.9
Less: Netted cash (2)	111.1
Consolidated indebtedness less netted cash	$4,958.8

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
Critical Accounting Policies and Estimates

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates as described in our 2024 Annual Report, except as set forth below.

Business Combinations. We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. For the valuation of intangible assets acquired in the Mattress Firm Acquisition, we applied the income approach through a relief from royalty method. Although we believe these estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair values of the intangible assets acquired.

The excess of the purchase price over fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill due to the use of preliminary information in our initial estimates. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

For additional discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in the 2024 Annual Report.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in ITEM 7A of Part II of our 2024 Annual Report. Management has reassessed the quantitative and qualitative market risk disclosures described in our 2024 Annual Report and determined there were no material changes to the Company's foreign currency exposure for the three months ended March 31, 2025.

Interest Rate Risk

Our primary exposure to interest rate risk is due to our variable-rate debt agreements, including our 2023 Credit Agreement. These variable-rate debt agreements use Secured Overnight Financing Rate ("SOFR"), which is subject to fluctuation and uncertainty. As of March 31, 2025, the value of our variable-rate debt was $3,373.1 million. A sensitivity analysis indicates that, holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $33.7 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the Mattress Firm Acquisition. During the quarter ended March 31, 2025, we completed the Mattress Firm Acquisition resulting in Mattress Firm's controls being included within our internal controls over financial reporting. Subsequent to the Mattress Firm Acquisition, we have begun integration and controls assessment activities. In accordance with the SEC's published guidance, because we acquired these operations during the fiscal year, these operations will be excluded from our assessment of internal control over financial reporting for the year ending December 31, 2025.

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

ITEM 1A.     RISK FACTORS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2025:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
January 1, 2025 - January 31, 2025	538,460	(1)	$55.74	—	$774.5
February 1, 2025 - February 28, 2025	114,622	(2)	$65.61	—	$774.5
March 1, 2025 - March 31, 2025	—		$—	—	$774.5
Total	653,082			—

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the NYSE on the vesting date or prior business day.
(2)	Primarily includes shares withheld from stock consideration for the Mattress Firm Acquisition. The shares withheld were valued at the simple average of the opening and closing price per share of the Company's common stock on the NYSE on the business day immediately prior to the date of acquisition.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended March 31, 2025, none of our directors or executive officers adopted any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined Regulation S-K, Item 408).

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

3.5	Eighth Amended and Restated By-laws of Somnigroup International Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K as filed on February 18, 2025). (1)
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

4.4	Form of 3.875% Senior Notes due 2031 (included in Exhibit 10.1 (but numbered 4.2) to the Registrant's Current Report on Form 8-K as filed on September 24, 2021). (1)
4.5	Description of Securities (filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-K as filed on February 28, 2025). (1)
10.1	Mattress Firm, Inc. Offer Letter to Steve Rusing dated March 5, 2025. (2)
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Somnigroup International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of (Loss) Income, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

(1)	Incorporated by reference.
(2)	Indicates management contract or compensatory plan or arrangement.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMNIGROUP INTERNATIONAL INC.

Date: May 12, 2025	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer