Form 10-Q
period 2025-09-30
SOMNIGROUP INTERNATIONAL INC.
filed 2025-11-07
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2025
or
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

The number of shares outstanding of the registrant’s common stock as of November 4, 2025 was 209,907,662 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment including its impact on consumer behavior in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global events (including the Russia-Ukraine conflict and the conflict in the Middle East), labor costs and other employment-related costs; the imposition of new tariffs and retaliatory tariffs, increases in existing tariffs and other changes in trade policy and regulations; the U.S. government shutdown and its effect on sales and supply of materials; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth including the acquisition of Mattress Firm; expectations regarding Mattress Firm's ongoing operations; the ability to successfully integrate Mattress Firm into the Company's operations and realize all synergies from the transaction; the possibility that the expected benefits of the acquisition are not realized when expected or at all; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector, as well as consumer confidence and the availability of consumer financing; the ability to develop and successfully launch new products; capital project timelines; the ability to realize all synergies and benefits of acquisitions (including the merger with Mattress Firm); our reliance on information technology ("IT") and the associated risks involving realized or potential security lapses and/or cyber based attacks; the impact of cybersecurity incidents on our business, results of operations or financial condition, including our assessments of such impact; the Company's ability to restore its critical operational data and IT systems in a reasonable time frame following a cybersecurity incident; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards and the H.R. 1 tax act ("Tax Act"); and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$2,122.6	$1,300.0	$5,608.1	$3,723.0
Cost of sales	1,169.8	748.5	3,247.6	2,179.6
Gross profit	952.8	551.5	2,360.5	1,543.4
Selling and marketing expenses	480.8	233.6	1,303.9	699.9
General, administrative and other expenses	160.4	118.6	545.8	347.4
Loss on disposal of business	—	—	13.9	—
Equity income in earnings of unconsolidated affiliates	(3.1)	(2.5)	(10.9)	(10.5)
Operating income	314.7	201.8	507.8	506.6

Other expense, net:
Interest expense, net	69.9	30.8	203.7	98.5
Other expense (income), net	10.9	0.4	16.8	(0.5)
Total other expense, net	80.8	31.2	220.5	98.0

Income before income taxes	233.9	170.6	287.3	408.6
Income tax provision	(56.2)	(40.8)	(42.9)	(95.5)
Net income before non-controlling interest	177.7	129.8	244.4	313.1
Less: Net income (loss) attributable to non-controlling interest	0.3	(0.2)	1.1	0.7
Net income attributable to Somnigroup International Inc.	$177.4	$130.0	$243.3	$312.4

Earnings per common share:
Basic	$0.85	$0.75	$1.19	$1.80
Diluted	$0.83	$0.73	$1.17	$1.75

Weighted average common shares outstanding:
Basic	209.9	173.7	204.7	173.6
Diluted	212.5	178.2	207.9	178.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income before non-controlling interest	$177.7	$129.8	$244.4	$313.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(13.9)	37.0	84.6	14.0
Net change in pension benefits, net of tax	—	—	0.6	(0.3)
Other comprehensive (loss) income, net of tax	(13.9)	37.0	85.2	13.7
Comprehensive income	163.8	166.8	329.6	326.8
Less: Comprehensive income (loss) attributable to non-controlling interest	0.3	(0.2)	1.1	0.7
Comprehensive income attributable to Somnigroup International Inc.	$163.5	$167.0	$328.5	$326.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$100.2	$117.4
Accounts receivable, net	397.7	404.5
Inventories	645.1	447.0
Prepaid expenses and other current assets	166.8	96.5
Total Current Assets	1,309.8	1,065.4
Restricted cash	—	1,592.3
Property, plant and equipment, net	1,015.3	811.1
Goodwill	4,425.2	1,066.7
Trade name and other intangible assets, net	2,587.7	700.5
Operating lease right-of-use assets	1,884.4	598.8
Deferred income taxes	15.2	15.3
Other non-current assets	161.9	130.3
Total Assets	$11,399.5	$5,980.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$458.8	$360.5
Accrued expenses and other current liabilities	749.6	393.9
Short-term operating lease obligations	395.8	126.8
Current portion of long-term debt	113.7	69.5
Income taxes payable	24.1	9.6
Total Current Liabilities	1,742.0	960.3
Long-term debt, net	4,511.5	3,740.4
Long-term operating lease obligations	1,600.1	532.1
Deferred income taxes	427.9	108.3
Other non-current liabilities	123.7	71.0
Total Liabilities	8,405.2	5,412.1

Redeemable non-controlling interest	8.9	9.3

Total Stockholders' Equity	2,985.4	559.0
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$11,399.5	$5,980.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($ in millions) (unaudited)

Three Months Ended September 30, 2025

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2025	$8.9	283.8	$2.8	73.9	$(1,665.5)	$1,017.0	$3,574.5	$(87.7)	$2,841.1
Net income							177.4		177.4
Net income attributable to non-controlling interest	0.3								—
Dividend paid to non-controlling interest in subsidiary	(0.3)								—
Foreign currency adjustments, net of tax								(13.9)	(13.9)
Dividends declared on common stock ($0.15 per share)							(31.7)		(31.7)
Exercise of stock options				—	0.7	(0.4)			0.3
Issuances of PRSUs and RSUs				—	0.1	(0.1)			—
Treasury stock repurchased - PRSU/RSU releases				—	—				—
Amortization of unearned stock-based compensation						12.2			12.2
Balance as of September 30, 2025	$8.9	283.8	$2.8	73.9	$(1,664.7)	$1,028.7	$3,720.2	$(101.6)	$2,985.4

Three Months Ended September 30, 2024

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2024	$8.9	283.8	$2.8	110.2	$(3,331.0)	$484.3	$3,415.7	$(160.0)	$411.8
Net income							130.0		130.0
Net income attributable to non-controlling interest	(0.2)								—
Dividend paid to non-controlling interest in subsidiary									—
Foreign currency adjustments, net of tax								37.0	37.0
Dividends declared on common stock ($0.13 per share)							(22.9)		(22.9)
Exercise of stock options				—	0.1	(0.1)			—
Issuances of PRSUs and RSUs				—	0.1	(0.1)			—
Treasury stock repurchased - PRSU/RSU releases				—	—				—
Amortization of unearned stock-based compensation						8.6			8.6
Balance as of September 30, 2024	$8.7	283.8	$2.8	110.2	$(3,330.8)	$492.7	$3,522.8	$(123.0)	$564.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
($ in millions)
(unaudited)

Nine Months Ended September 30, 2025

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2024	$9.3	283.8	$2.8	110.2	$(3,330.0)	$501.2	$3,571.8	$(186.8)	$559.0
Net income							243.3		243.3
Net income attributable to non-controlling interests	1.1								—
Dividend paid to non-controlling interest in subsidiary	(1.5)								—
Adjustment to pension liability, net of tax								0.6	0.6
Foreign currency adjustments, net of tax								84.6	84.6
Dividends declared on common stock ($0.45 per share)							(94.9)		(94.9)
Shares issued in connection with Mattress Firm Acquisition				(34.2)	1,609.9	635.2			2,245.1
Exercise of stock options				(2.8)	106.7	(57.3)			49.4
Issuances of PRSUs and RSUs				(1.3)	81.1	(81.1)			—
Treasury stock repurchased - PRSU/RSU releases				1.9	(125.0)				(125.0)
Treasury stock repurchased - merger consideration				0.1	(7.4)				(7.4)
Amortization of unearned stock-based compensation						30.7			30.7
Balance as of September 30, 2025	$8.9	283.8	$2.8	73.9	$(1,664.7)	$1,028.7	$3,720.2	$(101.6)	$2,985.4

Nine Months Ended September 30, 2024

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2023	$10.0	283.8	$2.8	111.5	$(3,380.6)	$558.7	$3,279.2	$(136.7)	$323.4
Net income							312.4		312.4
Net income attributable to non-controlling interests	0.7								—
Dividend paid to non-controlling interest in subsidiary	(2.0)								—
Adjustment to pension liability, net of tax								(0.3)	(0.3)
Foreign currency adjustments, net of tax								14.0	14.0
Dividends declared on common stock ($0.39 per share)							(68.8)		(68.8)
Exercise of stock options				—	1.5	(1.2)			0.3
Issuances of PRSUs and RSUs				(2.2)	92.1	(92.1)			—
Treasury stock repurchased - PRSU/RSU releases				0.9	(43.8)				(43.8)
Amortization of unearned stock-based compensation						27.3			27.3
Balance as of September 30, 2024	$8.7	283.8	$2.8	110.2	$(3,330.8)	$492.7	$3,522.8	$(123.0)	$564.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$244.4	$313.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180.0	121.9
Amortization of stock-based compensation	30.7	27.3
Amortization of deferred financing costs	5.0	2.8
Bad debt expense	4.4	9.9
Deferred income taxes	1.5	0.6
Dividends received from unconsolidated affiliates	19.0	23.4
Equity income in earnings of unconsolidated affiliates	(10.9)	(10.5)
Loss on disposal of business	13.9	—
Foreign currency adjustments and other	14.2	0.9
Changes in operating assets and liabilities, net of effect of business acquisitions	198.5	48.0
Net cash provided by operating activities	700.7	537.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(108.6)	(76.4)
Acquisitions, net of cash acquired	(2,824.5)	—
Purchases of investments	(23.4)	—
Other	8.1	0.5
Net cash used in investing activities	(2,948.4)	(75.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	3,429.9	1,165.3
Repayments of borrowings under long-term debt obligations	(2,628.7)	(1,472.6)
Proceeds from exercise of stock options	49.4	0.3
Treasury stock repurchased	(132.4)	(43.8)
Dividends paid	(95.9)	(70.1)
Repayments of finance lease obligations and other	(16.4)	(14.8)
Net cash provided by (used in) financing activities	605.9	(435.7)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	32.3	3.5
(Decrease) increase in cash, cash equivalents and restricted cash	(1,609.5)	29.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	1,709.7	74.9
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$100.2	$104.2

Supplemental cash flow information:
Cash paid during the period for:
Interest	$197.1	$89.8
Income taxes, net of refunds	$14.2	$80.1
Non-cash investing activities:
Treasury stock issued in connection with Mattress Firm Acquisition	$2,245.1	$—

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

Total cash, cash equivalents and restricted cash consisted of the following:

	September 30,	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$100.2	$117.4
Restricted cash	—	1,592.3
Cash, cash equivalents and restricted cash	$100.2	$1,709.7

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Inventories. Inventories are stated at the lower of cost or net realizable value, determined by either the first-in, first-out method or the weighted average cost method, depending on reportable segment, and consist of the following:

	September 30,	December 31,
(in millions)	2025	2024
Finished goods	$501.4	$300.5
Work-in-process	17.5	16.1
Raw materials and supplies	126.2	130.4
	$645.1	$447.0

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

The Company had the following activity for its accrued warranty expense from December 31, 2024 to September 30, 2025:

(in millions)
Balance as of December 31, 2024	$33.6
Liabilities assumed as a result of Mattress Firm Acquisition	25.3
Amounts accrued	16.6
Warranties charged to accrual	(16.5)
Balance as of September 30, 2025	$59.0

As of September 30, 2025 and December 31, 2024, $23.2 million and $15.3 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $35.8 million and $18.3 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Condensed Consolidated Balance Sheets, respectively.

(e) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. As of September 30, 2025, the Company's accounts receivable were substantially current. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2024 to September 30, 2025:

(in millions)
Balance as of December 31, 2024	$80.4
Amounts accrued	4.4
Write-offs charged against the allowance	(42.2)
Balance as of September 30, 2025	$42.6

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

	Fair Value
(in millions)	September 30, 2025	December 31, 2024
2029 Senior Notes	$768.5	$739.1
2031 Senior Notes	$733.1	$698.2

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

Prior to the Mattress Firm Acquisition, the Company recorded retail store occupancy costs in selling and marketing expenses. For the three and nine months ended September 30, 2024, retail store occupancy costs of $38.4 million and $113.3 million, respectively, were reclassified to cost of sales in the accompanying consolidated financial statements and notes thereto to conform to the current period presentation.

(h) Vendor Incentives. The Company's Mattress Firm business segment earns various types of incentives from its suppliers related to purchase volume rebates, sales, reimbursements of certain sales and marketing expenses, long-term supply agreements and other ordinary course transactions, collectively referred to as vendor incentives. Amounts earned for vendor incentives are recorded within accounts payable until realized and are not material to the Company's Condensed Consolidated Balance Sheets.

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

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(2) Net Sales

The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(in millions)	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated
Channel
Wholesale	$626.4	$112.9	$—	$739.3	$878.4	$103.4	$—	$981.8
Direct	109.7	202.8	1,070.8	1,383.3	136.9	181.3	—	318.2
Net sales	$736.1	$315.7	$1,070.8	$2,122.6	$1,015.3	$284.7	$—	$1,300.0

	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated
Geographical Region
United States	$660.6	$—	$1,070.8	$1,731.4	$935.3	$—	$—	$935.3
All other	75.5	315.7	—	391.2	80.0	284.7	—	364.7
Net sales	$736.1	$315.7	$1,070.8	$2,122.6	$1,015.3	$284.7	$—	$1,300.0

Substantially all revenue is associated with bedding product sales.

The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(in millions)	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated
Channel
Wholesale	$1,744.9	$335.8	$—	$2,080.7	$2,510.1	$308.0	$—	$2,818.1
Direct	335.8	578.3	2,613.3	3,527.4	384.7	520.2	—	904.9
Net sales	$2,080.7	$914.1	$2,613.3	$5,608.1	$2,894.8	$828.2	$—	$3,723.0

	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated
Geographical region
United States	$1,882.0	$—	$2,613.3	$4,495.3	$2,671.7	$—	$—	$2,671.7
All other	198.7	914.1	—	1,112.8	223.1	828.2	—	1,051.3
Net sales	$2,080.7	$914.1	$2,613.3	$5,608.1	$2,894.8	$828.2	$—	$3,723.0

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

The Mattress Firm Acquisition enhances the Company's global omni-channel strategy and enables a seamless consumer experience, among other things. Mattress Firm operates as a separate business segment within the Company. The Company accounted for this transaction as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Mattress Firm's financial results for the periods from July 1, 2025 through September 30, 2025 and February 5, 2025 through September 30, 2025 (the "stub period") are included in the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025, respectively.

On May 1, 2025, the Company completed the previously announced divestiture of 73 Mattress Firm retail locations and the Company's Sleep Outfitters subsidiary, which includes 103 specialty mattress retail locations and seven distribution centers to MW SO Holdings Company, LLC ("Mattress Warehouse"). In the nine months ended September 30, 2025, the Company recorded a $13.9 million loss on disposal of business associated with the divestiture, net of proceeds of $9.0 million. The Company does not expect the divestiture to have a material impact on its results of operations for the twelve months ended December 31, 2025.

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

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
Preliminary Purchase Price Allocation

The preliminary allocation of the purchase price is based on the fair values of the assets acquired and liabilities assumed as of February 5, 2025.

The components of the preliminary purchase price allocation are as follows:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments		Updated Preliminary Allocation
Accounts receivable, net	$43.1	$(14.9)		$28.2
Inventories	313.1	—		313.1
Prepaid expenses and other current assets	66.7	(1.1)		65.6
Assets held for sale	37.6	(1.7)		35.9
Property and equipment	193.1	59.7	(1)	252.8
Operating lease right-of-use assets	1,254.1	16.8	(1)	1,270.9
Other non-current assets	66.6	(13.9)		52.7
Indefinite-lived trade names	1,660.0	220.0	(1)	1,880.0
Goodwill	3,473.0	(148.3)		3,324.7
Preliminary fair value of assets acquired	$7,107.3	$116.6		$7,223.9

Accounts payable	(113.7)	13.2		(100.5)
Accrued expenses and other current liabilities	(255.7)	(12.8)		(268.5)
Income taxes payable	(2.4)	1.5		(0.9)
Liabilities held for sale	(32.7)	—		(32.7)
Long-term operating lease obligations	(1,287.2)	(19.3)	(1)	(1,306.5)
Deferred tax liability	(194.2)	(122.7)	(2)	(316.9)
Other non-current liabilities	(59.6)	13.9		(45.7)
Long-term debt	(10.1)	(0.9)		(11.0)
Preliminary fair value of liabilities assumed	(1,955.6)	(127.1)		(2,082.7)
Net consideration transferred	5,151.7	(10.5)		5,141.2
Cash acquired	267.0	—		267.0
Total consideration transferred	$5,418.7	$(10.5)		$5,408.2
(1) Represents valuation adjustments to trade name, operating leases and property and equipment during the measurement period.
(2) Represents the income tax effect for the preliminary purchase price allocation adjustments.

The fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available to management at the time the unaudited condensed consolidated financial statements were prepared. The Company will finalize the valuation and complete the purchase price allocation as soon as practical, but no later than the measurement period of one year from the Mattress Firm Acquisition date. The most significant open items include the estimation of certain long-lived assets and the accounting for income taxes as management is awaiting additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company's purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.

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

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Transaction Costs

The Company incurred an immaterial amount of transaction costs related to the Mattress Firm Acquisition during the three months ended September 30, 2025 and $13.7 million in the three months ended September 30, 2024. The Company incurred $50.2 million of transaction costs related to the Mattress Firm Acquisition during the nine months ended September 30, 2025 compared to $35.8 million in the nine months ended September 30, 2024. Transaction costs primarily included legal and professional fees associated with the Mattress Firm Acquisition.

Consolidated Results of Operations

The business acquired in the Mattress Firm Acquisition contributed revenue of $1,070.8 million and $2,613.3 million for the three and nine months ended September 30, 2025, respectively and contributed net income of $66.7 million and $119.8 million for the three and nine months ended September 30, 2025, respectively.

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

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Pro forma net sales	$2,122.6	$2,117.6	$5,875.2	$6,015.7
Pro forma net income	$177.4	$134.1	$33.6	$217.7

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The pro forma amounts have been calculated after applying the Company's accounting policies and by including the results of Mattress Firm, and adjusting the combined results to give effect to the following, as if the acquisition had been consummated on January 1, 2024, together with the consequential tax effects thereon:

(unaudited)	Three months ended	Nine months ended
(in millions)	September 30, 2024	September 30, 2025	September 30, 2024
Pro Forma Adjustments to Net Sales, as Reported:
Mattress Firm pre-acquisition net revenue	$1,062.3	$345.1	$2,991.6
Elimination of intercompany sales to Mattress Firm (7)	(244.7)	(78.0)	(698.9)
Total adjustments to net sales	$817.6	$267.1	$2,292.7
Pro Forma Adjustments to Net Income (Loss), as Reported:
Mattress Firm pre-acquisition earnings (loss) (1)	$10.7	$(332.7)	$62.0
Transaction costs (2)	—	50.2	(50.2)
Intercompany profit elimination (3)	8.4	78.5	(64.9)
Purchase price allocation adjustments (4)	0.9	16.7	(18.3)
Interest expense adjustments (5)	(18.1)	(1.9)	(52.9)
Tax effect of pro forma adjustments (6)	2.2	(20.5)	29.6
Total adjustments to net income (loss)	$4.1	$(209.7)	$(94.7)

(1)
For the nine months ended September 30, 2025, Mattress Firm pre-acquisition loss included a one-time charge of $340.5 million related to stock-based compensation expense recognized when the Mattress Firm Acquisition became probable.

(2)
Represents $50.2 million of transaction costs for professional fees incurred by the Company in connection with the Mattress Firm Acquisition, which were reclassified to the prior year presented in accordance with ASC 805.

(3)	Represents the intercompany profit elimination, which was reclassified to the prior year presented in accordance with ASC 805.
(4)	Represents purchase price allocation adjustments, primarily related to the fair value adjustment of Mattress Firm's finished goods, which were reclassified to the prior year presented in accordance with ASC 805.
(5)	Represents the net effect of interest expense on borrowings associated with the Mattress Firm Acquisition.
(6)	Represents the income tax benefit (provision) for the above pro forma adjustments, which applies an estimated blended statutory income tax rate of 25.0%.
(7)
For the nine months ended September 30, 2024, intercompany sales to Mattress Firm of $698.9 million were comprised of $220.7 million, $233.5 million and $244.7 million of sales in the first, second and third quarters, respectively.

(4) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated
Balance as of December 31, 2024	$603.1	$463.6	$—	$1,066.7
Net goodwill resulting from acquisitions	—	—	3,324.7	3,324.7
Foreign currency translation and other	2.9	30.9	—	33.8
Balance as of September 30, 2025	$606.0	$494.5	$3,324.7	$4,425.2

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(5) Debt

Debt for the Company consists of the following:

	September 30, 2025		December 31, 2024
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2023 Credit Agreement:
Term A Facility	$1,057.8	(1)	$475.0	(2)	October 10, 2028
Term B Facility	1,388.5	(3)	1,600.0	(4)	October 24, 2031
Revolver	303.5	(1)	—		October 10, 2028
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	113.7	(5)	—		October 8, 2026
Finance lease obligations (6)	100.4		88.7		Various
Other	94.5		80.8		Various
Total debt	4,658.4		3,844.5
Less: Deferred financing costs	33.2		34.6
Total debt, net	4,625.2		3,809.9
Less: Current portion	113.7		69.5
Total long-term debt, net	$4,511.5		$3,740.4

(1)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.625% as of September 30, 2025.
(2)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.250% as of December 31, 2024.
(3)	Term B Interest at SOFR index plus applicable margin of 2.250% as of September 30, 2025.
(4)	Term B Interest at SOFR index plus applicable margin of 2.500% as of December 31, 2024.
(5)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(6)	New finance lease obligations are a non-cash financing activity.

As of September 30, 2025, the Company was in compliance with all applicable debt covenants.

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

On August 26, 2025, the Company prepaid $100.0 million of the outstanding Term B Loan (including accrued and unpaid interest in respect thereof). The Company also prepaid $150.0 million of the outstanding Term B Loan on October 3, 2025. These prepayments were funded with operating cash flows.

The Company had outstanding borrowings of $303.5 million under the revolving credit facility as of September 30, 2025. Total availability under the revolving facility was $885.7 million, after a $0.8 million reduction for outstanding letters of credit, as of September 30, 2025.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). As of September 30, 2025, there was no availability under the Accounts Receivable Securitization. While subject to a $150.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable.

Future Obligations

As of September 30, 2025, the scheduled maturities of long-term debt outstanding, excluding finance lease obligations, for each of the next five years and thereafter are as follows:

(in millions)
Remainder of 2025	$36.9
2026	195.1
2027	81.4
2028	1,259.7
2029	825.1
Thereafter	2,159.8
Total (1)	$4,558.0
(1) Total future obligations excludes $34.7 million of outstanding letters of credit issued by various financial institutions, including $0.8 million associated with the 2023 Credit Facility.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(6) Stockholders' Equity

(a) Treasury Stock. As of September 30, 2025, the Company had approximately $774.5 million remaining under its share repurchase authorization. The Company did not repurchase shares under the program during the three and nine months ended September 30, 2025 or 2024.

In addition, the Company acquired an insignificant amount of shares upon the exercise of stock options, the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during the three months ended September 30, 2025 and 2024, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in an immaterial amount of treasury stock acquired during the three months ended September 30, 2025 and 2024, respectively. The Company acquired 2.1 million and 0.9 million shares during the nine months ended September 30, 2025 and 2024, respectively, resulting in $132.4 million and $43.8 million in treasury stock acquired for the nine months ended September 30, 2025 and 2024, respectively.

(b) Accumulated Other Comprehensive Loss ("AOCL"). AOCL consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Foreign Currency Translation
Balance at beginning of period	$(88.7)	$(158.5)	$(187.2)	$(135.5)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(13.9)	37.0	84.6	14.0
Balance at end of period	$(102.6)	$(121.5)	$(102.6)	$(121.5)

Pensions
Balance at beginning of period	$1.0	$(1.5)	$0.4	$(1.2)
Other comprehensive income (loss):
Net change from period revaluations (2)	—	—	0.6	(0.3)
Balance at end of period	$1.0	$(1.5)	$1.0	$(1.5)

(1)	In 2025 and 2024, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	In 2025 and 2024, there were no tax impacts related to pension adjustments.
(7) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Wages and benefits	$164.3	$81.7
Unearned revenue	120.1	56.8
Sales returns	101.3	30.3
Advertising	92.6	59.3
Taxes	21.9	18.4
Other	249.4	147.4
	$749.6	$393.9

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(8) Stock-Based Compensation

The Company's stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 included PRSUs, RSUs and non-qualified stock options. A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
PRSU expense	$5.2	$3.6	$13.6	$12.2
RSU expense	4.8	4.4	13.7	13.4
Option expense	2.2	0.6	3.4	1.7
Total stock-based compensation expense	$12.2	$8.6	$30.7	$27.3

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2025, the Company granted PRSUs as a component of the long-term incentive plan ("2025 PRSUs"). The Company has recorded stock-based compensation expense related to the 2025 PRSUs during the three and nine months ended September 30, 2025, as it was probable that the Company would achieve the specified performance targets for the performance period.
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
(10) Income Taxes

The Company's effective tax rates for the three months ended September 30, 2025 and 2024 were 24.0% and 23.9%, respectively. The Company's effective tax rates for the nine months ended September 30, 2025 and 2024 were 14.9% and 23.4%, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2025 and 2024 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.

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

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(11) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Somnigroup International Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per common share amounts)	2025	2024	2025	2024
Numerator:
Net income attributable to Somnigroup International Inc.	$177.4	$130.0	$243.3	$312.4

Denominator:
Denominator for basic earnings per common share-weighted average shares	209.9	173.7	204.7	173.6
Effect of dilutive securities	2.6	4.5	3.2	4.5
Denominator for diluted earnings per common share-adjusted weighted average shares	212.5	178.2	207.9	178.1

Basic earnings per common share	$0.85	$0.75	$1.19	$1.80

Diluted earnings per common share	$0.83	$0.73	$1.17	$1.75

The Company excludes shares issuable upon exercise of certain outstanding stock options from the diluted earnings per common share computation because their exercise price was greater than the average market price of Somnigroup International Inc.'s common stock or they were otherwise anti-dilutive.

As a result, the Company excluded 1.2 million shares for the three months ended September 30, 2025, and 0.4 million shares for the nine months ended September 30, 2025. The Company did not exclude any shares for the three months ended September 30, 2024, and excluded an immaterial amount of shares for the nine months ended September 30, 2024. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon the award vesting.
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

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes total assets by segment:

(in millions)	September 30, 2025	December 31, 2024
Tempur Sealy North America	$5,590.3	$5,575.2
Tempur Sealy International	1,522.7	1,477.6
Mattress Firm	7,769.4	—
Corporate	2,332.0	3,580.0
Inter-segment eliminations	(5,814.9)	(4,652.4)
Total assets	$11,399.5	$5,980.4

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	September 30, 2025	December 31, 2024
Tempur Sealy North America	$612.3	$687.7
Tempur Sealy International	110.5	89.6
Mattress Firm	262.7	—
Corporate	29.8	33.8
Total property, plant and equipment, net	$1,015.3	$811.1

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	September 30, 2025	December 31, 2024
Tempur Sealy North America	$324.5	$407.1
Tempur Sealy International	211.4	188.6
Mattress Firm	1,345.4	—
Corporate	3.1	3.1
Total operating lease right-of-use assets	$1,884.4	$598.8

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended September 30, 2025:

(in millions)	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Corporate	Eliminations	Consolidated
Net sales	$736.1	$315.7	$1,070.8	$—	$—	$2,122.6
Inter-segment sales	314.0	0.1	—	—	(314.1)	—
Total net sales and inter-segment sales	$1,050.1	$315.8	$1,070.8	$—	$(314.1)	$2,122.6

Inter-segment royalty expense (income)	9.6	(9.6)	—	—	—	—

Gross profit	429.6	155.1	368.1	—	—	952.8
Advertising expense	111.0	21.8	59.2	—	—	192.0
Other selling and marketing expense	62.6	50.5	170.7	5.0	—	288.8
General, administrative and other expenses	41.6	28.9	57.0	32.9	—	160.4
Equity income in earnings of unconsolidated affiliates	—	(3.1)	—	—	—	(3.1)
Operating income (loss)	$214.4	$57.0	$81.2	$(37.9)	$—	$314.7
Interest expense, net						69.9
Other expense, net						10.9
Income before income taxes						$233.9

Depreciation and amortization (1)	$30.0	$7.9	$23.1	$15.0	$—	$76.0
Capital expenditures	7.1	15.2	25.1	0.5	—	47.9
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended September 30, 2024:

(in millions)	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$1,015.3	$284.7	$—	$—	$1,300.0
Inter-segment sales	—	—	—	—	—
Total net sales and inter-segment sales	$1,015.3	$284.7	$—	$—	$1,300.0

Inter-segment royalty expense (income)	9.3	(9.3)	—	—	—

Gross profit	410.6	140.9	—	—	551.5
Advertising expense	98.2	21.1	—	—	119.3
Other selling and marketing expense	67.1	43.4	3.8	—	114.3
General, administrative and other expenses	52.0	27.2	39.4	—	118.6
Equity income in earnings of unconsolidated affiliates	—	(2.5)	—	—	(2.5)
Operating income (loss)	$193.3	$51.7	$(43.2)	$—	$201.8
Interest expense, net					30.8
Other expense, net					0.4
Income before income taxes					$170.6

Depreciation and amortization (1)	$32.3	$7.3	$11.2	$—	$50.8
Capital expenditures	9.7	6.2	0.5	—	16.4
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the nine months ended September 30, 2025:

(in millions)	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Corporate	Eliminations	Consolidated
Net sales	$2,080.7	$914.1	$2,613.3	$—	$—	$5,608.1
Inter-segment sales	707.6	0.4	—	—	(708.0)	—
Total net sales and inter-segment sales	$2,788.3	$914.5	$2,613.3	$—	$(708.0)	$5,608.1

Inter-segment royalty expense (income)	26.9	(26.9)	—	—	—	—

Gross profit	1,017.8	446.0	896.7	—	—	2,360.5
Advertising expense	297.9	71.6	154.9	—	—	524.4
Other selling and marketing expense	194.6	148.0	424.0	12.9	—	779.5
General, administrative and other expenses	130.7	89.4	162.5	163.2	—	545.8
Loss on disposal of business	9.8	—	4.1	—	—	13.9
Equity income in earnings of unconsolidated affiliates	—	(10.9)	—	—	—	(10.9)
Operating income (loss)	$384.8	$147.9	$151.2	$(176.1)	$—	$507.8
Interest expense, net						203.7
Other expense, net						16.8
Income before income taxes						$287.3

Depreciation and amortization (1)	$91.0	$23.0	$57.7	$39.0	$—	$210.7
Capital expenditures	18.4	29.2	57.9	3.1	—	108.6
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the nine months ended September 30, 2024:

(in millions)	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$2,894.8	$828.2	$—	$—	$3,723.0
Inter-segment sales	0.5	0.1	—	(0.6)	—
Total net sales and inter-segment sales	2,895.3	828.3	—	(0.6)	3,723.0

Inter-segment royalty expense (income)	26.0	(26.0)	—	—	—

Gross profit	1,141.0	402.4	—	—	1,543.4
Advertising expense	281.1	65.5	—	—	346.6
Other selling and marketing expense	205.4	135.8	12.1	—	353.3
General, administrative and other expenses	146.4	83.3	117.7	—	347.4
Equity income in earnings of unconsolidated affiliates	—	(10.5)	—	—	(10.5)
Operating income (loss)	$508.1	$128.3	$(129.8)	$—	$506.6
Interest expense, net					98.5
Other income, net					(0.5)
Income before income taxes					$408.6

Depreciation and amortization (1)	$94.5	$20.6	$34.1	$—	$149.2
Capital expenditures	46.5	21.3	8.6	—	76.4
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	September 30, 2025	December 31, 2024
United States	$887.1	$704.1
All other	128.2	107.0
Total property, plant and equipment, net	$1,015.3	$811.1

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	September 30, 2025	December 31, 2024
United States	$1,665.1	$401.0
All other	219.3	197.8
Total operating lease right-of-use assets	$1,884.4	$598.8

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and nine months ended September 30, 2025, including the following topics:

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

Our portfolio includes the most highly recognized brands in the industry, including Tempur-Pedic®, Sealy®, Stearns & Foster® and Sleepy's® and our global omni-channel platform enables us to meet consumers wherever they shop, offering a personal connection and innovation to provide a unique retail experience and tailored sleep solutions. Our products allow for complementary merchandising strategies and are sold through third-party retailers, our company-owned and joint venture operated retail stores worldwide and our e-commerce channel.

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

General Business and Economic Conditions

We believe the bedding industry is structured for sustained growth, driven by product innovation, sleep technology advancements, consumer confidence, housing formations and population growth. In our opinion, the industry is no longer engaged in uneconomical retail store expansion, startups have shifted from uneconomical strategies to becoming profitable and legacy retailers and manufacturers have become skilled in producing profitable online sales.

Over the last decade, consumers have made the connection between a good night's sleep and overall health and wellness. As consumers make this connection, they are willing to invest more in their bedding purchases, which positions us well for long-term growth.

The global bedding industry was challenged in 2024 due to certain macroeconomic pressures on the consumer, which have continued during 2025. Ongoing geopolitical conflicts, including trade disputes and the imposition of tariffs, along with the U.S. government shutdown, may also introduce further uncertainty for the consumer. We have taken actions to mitigate the impact of proposed tariffs, and we implemented pricing actions to mitigate the remaining impact. The majority of our products sold are also manufactured in the U.S. Accordingly, we believe proposed tariffs will not have a material impact on our results of operations in 2025. However, the duration and extent of tariffs remain uncertain, and we are continuing to evaluate the potential future impacts of the imposition of tariffs. We expect to outperform the bedding industry as a result of our investments in new product launches and continued investments in innovation, quality, advertising and customer service.

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

Mattress Firm operates as a separate business segment. Mattress Firm's financial results for the periods from July 1, 2025 through September 30, 2025 and February 5, 2025 through September 30, 2025 (the "stub period") are included in the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025, respectively.

On May 1, 2025, we completed the previously announced divestiture of 73 Mattress Firm retail locations and our Sleep Outfitters subsidiary, which includes 103 specialty mattress retail locations and seven distribution centers, to MW SO Holdings Company, LLC ("Mattress Warehouse"). In the nine months ended September 30, 2025, the Company recorded a $13.9 million loss on disposal of business associated with the divestiture, net of proceeds of $9.0 million. We do not expect the divestiture to have a material impact on our results of operations for the twelve months ended December 31, 2025.

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

Results of Operations

A summary of our results for the three months ended September 30, 2025 include:

•Total net sales increased 63.3% to $2,122.6 million as compared to $1,300.0 million in the third quarter of 2024, primarily driven by the inclusion of $1,070.8 million of Mattress Firm sales for the quarter, offset by the elimination of $313.7 million of sales from the Tempur Sealy North America segment to the Mattress Firm segment.
•Gross margin was 44.9% as compared to 42.4% in the third quarter of 2024. Adjusted gross margin, which is a non-GAAP financial measure, was 45.6% as compared to 43.2% in the third quarter of 2024.
•Operating income increased 55.9% to $314.7 million as compared to $201.8 million in the third quarter of 2024. Adjusted operating income, which is a non-GAAP financial measure, increased 53.6% to $343.7 million as compared to $223.7 million in the third quarter of 2024. Both were primarily driven by the inclusion of Mattress Firm.
•Net income increased 36.5% to $177.4 million as compared to $130.0 million in the third quarter of 2024. Adjusted net income, which is a non-GAAP financial measure, increased 37.5% to $201.4 million as compared to $146.5 million in the third quarter of 2024.
•Earnings per diluted share ("EPS") increased 13.7% to $0.83 as compared to $0.73 in the third quarter of 2024. Adjusted EPS, which is a non-GAAP financial measure, increased 15.9% to $0.95 as compared to $0.82 in the third quarter of 2024.

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

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 2024

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended September 30,
(in millions, except percentages and per share amounts)	2025		2024
Net sales	$2,122.6	100.0%	$1,300.0	100.0%
Cost of sales	1,169.8	55.1	748.5	57.6
Gross profit	952.8	44.9	551.5	42.4
Selling and marketing expenses	480.8	22.7	233.6	18.0
General, administrative and other expenses	160.4	7.6	118.6	9.1
Equity income in earnings of unconsolidated affiliates	(3.1)	(0.1)	(2.5)	(0.2)
Operating income	314.7	14.8	201.8	15.5

Other expense, net:
Interest expense, net	69.9	3.3	30.8	2.4
Other expense, net	10.9	0.5	0.4	—
Total other expense, net	80.8	3.8	31.2	2.4

Income before income taxes	233.9	11.0	170.6	13.1
Income tax provision	(56.2)	(2.6)	(40.8)	(3.1)
Net income before non-controlling interest	177.7	8.4	129.8	10.0
Less: Net income (loss) attributable to non-controlling interest	0.3	—	(0.2)	—
Net income attributable to Somnigroup International Inc.	$177.4	8.4%	$130.0	10.0%

Earnings per common share:
Basic	$0.85		$0.75
Diluted	$0.83		$0.73

Weighted average common shares outstanding:
Basic	209.9		173.7
Diluted	212.5		178.2

NET SALES

	Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
(in millions)	Consolidated		Tempur Sealy North America		Tempur Sealy International		Mattress Firm
Net sales by channel
Wholesale	$739.3	$981.8	$626.4	$878.4	$112.9	$103.4	$—	$—
Direct	1,383.3	318.2	109.7	136.9	202.8	181.3	1,070.8	—
Total net sales	$2,122.6	$1,300.0	$736.1	$1,015.3	$315.7	$284.7	$1,070.8	$—

Net sales increased 63.3%, and on a constant currency basis increased 62.5%. The change in net sales was driven by the following:

•Tempur Sealy North America net sales decreased $279.2 million, or 27.5%. Net sales in the Wholesale channel decreased $252.0 million, primarily driven by a 35.7% decline from the elimination of intercompany sales to Mattress Firm of $313.7 million, offset by a 7.0% increase in net sales of $61.7 million, primarily driven by growth at third-party retailers. Net sales in the Direct channel decreased $27.2 million, or 19.9%, primarily driven by a decrease in sales from the divestiture of Sleep Outfitters.
•Tempur Sealy International net sales increased $31.0 million, or 10.9%, primarily driven by expanded distribution. On a constant currency basis, International net sales increased 7.2%. Net sales in the Wholesale channel increased 6.1% on a constant currency basis. Net sales in the Direct channel increased 7.8% on a constant currency basis.
•Mattress Firm net sales were $1,070.8 million for the three months ended September 30, 2025.

GROSS PROFIT

	Three Months Ended September 30,
	2025		2024
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
Tempur Sealy North America	$429.6	58.4%	$410.6	40.4%	18.0%
Tempur Sealy International	155.1	49.1%	140.9	49.5%	(0.4)%
Mattress Firm	368.1	34.4%	—	—%	34.4%
Consolidated gross margin	$952.8	44.9%	$551.5	42.4%	2.5%

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

Gross margin improved 250 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•Tempur Sealy North America gross margin improved 1,800 basis points. The improvement in gross margin was primarily driven by the elimination of sales to Mattress Firm of 1,740 basis points, operational efficiencies of 50 basis points and fixed cost absorption. These improvements were partially offset by unfavorable mix of 80 basis points.
•Tempur Sealy International gross margin declined 40 basis points. The decline in gross margin was primarily driven by unfavorable mix of 60 basis points, partially offset by operational efficiencies.
•Mattress Firm gross margin was 34.4% for the three months ended September 30, 2025.

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

	Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
(in millions)	Consolidated		Tempur Sealy North America		Tempur Sealy International		Mattress Firm		Corporate
Operating expenses:
Advertising expenses	$192.0	$119.3	$111.0	$98.2	$21.8	$21.1	$59.2	$—	$—	$—
Other selling and marketing expenses	288.8	114.3	62.6	67.1	50.5	43.4	170.7	—	5.0	3.8
General, administrative and other expenses	160.4	118.6	41.6	52.0	28.9	27.2	57.0	—	32.9	39.4
Total operating expenses	$641.2	$352.2	$215.2	$217.3	$101.2	$91.7	$286.9	$—	$37.9	$43.2

Operating expenses increased $289.0 million, or 82.1%, and increased 310 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•Tempur Sealy North America operating expenses decreased $2.1 million, or 1.0%, and increased 780 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreases in general, administrative and other expenses and other selling and marketing, partially offset by investments in advertising.
•Tempur Sealy International operating expenses increased $9.5 million, or 10.4%, and decreased 10 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.
•Mattress Firm operating expenses were $286.9 million for the three months ended September 30, 2025.
•Corporate operating expenses decreased $5.3 million, or 12.3%. The decrease in operating expenses was primarily driven by decreased costs related to the Mattress Firm Acquisition.

Research and development expenses for the three months ended September 30, 2025 were $8.8 million, compared to $7.0 million for the three months ended September 30, 2024, an increase of $1.8 million, or 25.7%.

OPERATING INCOME

	Three Months Ended September 30,
	2025		2024
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
Tempur Sealy North America	$214.4	29.1%	$193.3	19.0%	10.1%
Tempur Sealy International	57.0	18.1%	51.7	18.2%	(0.1)%
Mattress Firm	81.2	7.6%	—	—%	7.6%
	352.6		245.0
Corporate expenses	(37.9)		(43.2)
Total operating income	$314.7	14.8%	$201.8	15.5%	(0.7)%

Operating income increased $112.9 million and operating margin declined 70 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•Tempur Sealy North America operating income increased $21.1 million and operating margin improved 1,010 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 1,800 basis points, partially offset by operating expense deleverage of 780 basis points.
•Tempur Sealy International operating income increased $5.3 million and operating margin declined 10 basis points. The decline in operating margin was driven by decline in gross margin of 40 basis points, offset by operating expense leverage.
•Mattress Firm operating income was $81.2 million and operating margin was 7.6% for the three months ended September 30, 2025.
•Corporate operating expenses decreased $5.3 million, which positively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Three Months Ended September 30,
(in millions, except percentages)	2025	2024	% Change
Interest expense, net	$69.9	$30.8	126.9%

Interest expense, net, increased $39.1 million, or 126.9%. The increase in interest expense, net, was primarily driven by increased average levels of outstanding variable rate debt.

INCOME TAX PROVISION

	Three Months Ended September 30,
(in millions, except percentages)	2025	2024	% Change
Income tax provision	$56.2	$40.8	37.7%
Effective tax rate	24.0%	23.9%

Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $15.4 million due to an increase in income before income taxes. Our effective tax rate for the three months ended September 30, 2025 as compared to the prior year increased by 10 basis points. The effective tax rates as compared to the U.S. federal statutory rate for the three months ended September 30, 2025 and 2024 included a net favorable impact of other discrete items.

NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2024

    The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Nine Months Ended September 30,
(in millions, except percentages and per share amounts)	2025		2024
Net sales	$5,608.1	100.0%	$3,723.0	100.0%
Cost of sales	3,247.6	57.9	2,179.6	58.5
Gross profit	2,360.5	42.1	1,543.4	41.5
Selling and marketing expenses	1,303.9	23.3	699.9	18.8
General, administrative and other expenses	545.8	9.7	347.4	9.3
Loss on disposal of business	13.9	0.2	—	—
Equity income in earnings of unconsolidated affiliates	(10.9)	(0.2)	(10.5)	(0.3)
Operating income	507.8	9.1	506.6	13.6

Other expense, net:
Interest expense, net	203.7	3.6	98.5	2.6
Other expense (income), net	16.8	0.3	(0.5)	—
Total other expense, net	220.5	3.9	98.0	2.6

Income before income taxes	287.3	5.1	408.6	11.0
Income tax provision	(42.9)	(0.8)	(95.5)	(2.6)
Net income before non-controlling interest	244.4	4.4	313.1	8.4
Less: Net income attributable to non-controlling interest	1.1	—	0.7	—
Net income attributable to Somnigroup International Inc.	$243.3	4.3%	$312.4	8.4%

Earnings per common share:
Basic	$1.19		$1.80
Diluted	$1.17		$1.75

Weighted average common shares outstanding:
Basic	204.7		173.6
Diluted	207.9		178.1

NET SALES

	Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
(in millions)	Consolidated		Tempur Sealy North America		Tempur Sealy International		Mattress Firm
Net sales by channel
Wholesale	$2,080.7	$2,818.1	$1,744.9	$2,510.1	$335.8	$308.0	$—	$—
Direct	3,527.4	904.9	335.8	384.7	578.3	520.2	2,613.3	—
Total net sales	$5,608.1	$3,723.0	$2,080.7	$2,894.8	$914.1	$828.2	$2,613.3	$—

    Net sales increased 50.6%, and on a constant currency basis increased 50.4%. The change in net sales was driven by the following:

•Tempur Sealy North America net sales decreased $814.1 million, or 28.1%. Net sales in the Wholesale channel decreased $765.2 million, or 30.5%, primarily driven by a 28.2% decline from the elimination of intercompany sales to Mattress Firm of $707.3 million, and a 2.3% decrease in net sales of $57.9 million, primarily driven by foreclosed distribution. Net sales in the Direct channel decreased $48.9 million, or 12.7%, primarily driven by a decrease in sales from the divestiture of Sleep Outfitters.
•Tempur Sealy International net sales increased $85.9 million, or 10.4%, primarily driven by the success of new product launches and expanded distribution. On a constant currency basis, International net sales increased $67.9 million, or 8.2%. Net sales in the Wholesale channel increased 8.1% on a constant currency basis. Net sales in the Direct channel increased 8.2% on a constant currency basis.
•Mattress Firm net sales were $2,613.3 million for the stub period.

GROSS PROFIT

	Nine Months Ended September 30,
	2025		2024
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
Tempur Sealy North America	$1,017.8	48.9%	$1,141.0	39.4%	9.5%
Tempur Sealy International	446.0	48.8%	402.4	48.6%	0.2%
Mattress Firm	896.7	34.3%	—	—%	34.3%
Consolidated gross margin	$2,360.5	42.1%	$1,543.4	41.5%	0.6%

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

    Gross margin improved 60 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•Tempur Sealy North America gross margin improved 950 basis points. The improvement in gross margin was primarily driven by elimination of intercompany sales to Mattress Firm of 1,240 basis points and operational efficiencies of 80 basis points. These improvements were partially offset by expense deleverage of 80 basis points. Additionally, we incurred $78.0 million of one-time business combination accounting adjustments related to the Mattress Firm Acquisition.
•Tempur Sealy International gross margin improved 20 basis points. The improvement in gross margin was primarily driven by operational efficiencies.
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

	Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
(in millions)	Consolidated		North America		International		Mattress Firm		Corporate
Operating expenses:
Advertising expenses	$524.4	$346.6	$297.9	$281.1	$71.6	$65.5	$154.9	$—	$—	$—
Other selling and marketing expenses	779.5	353.3	194.6	205.4	148.0	135.8	424.0	—	12.9	12.1
General, administrative and other expenses	545.8	347.4	130.7	146.4	89.4	83.3	162.5	—	163.2	117.7
Total operating expenses	$1,849.7	$1,047.3	$623.2	$632.9	$309.0	$284.6	$741.4	$—	$176.1	$129.8

    Operating expenses increased $802.4 million, or 76.6%, and increased 490 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•Tempur Sealy North America operating expenses decreased $9.7 million, or 1.5%, and increased 810 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreases in general, administrative and other expenses and other selling and marketing, partially offset by investments in advertising.
•Tempur Sealy International operating expenses increased $24.4 million, or 8.6%, and decreased 60 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.
•Mattress Firm operating expenses were $741.4 million for the stub period.
•Corporate operating expenses increased $46.3 million, or 35.7%. The increase in operating expenses was primarily driven by increased costs related to the Mattress Firm Acquisition.

    Research and development expenses were $24.7 million for the nine months ended September 30, 2025 as compared to $22.8 million for the nine months ended September 30, 2024, an increase of $1.9 million, or 8.3%.

OPERATING INCOME

	Nine Months Ended September 30,
	2025		2024
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
Tempur Sealy North America	$384.8	18.5%	$508.1	17.6%	0.9%
Tempur Sealy International	147.9	16.2%	128.3	15.5%	0.7%
Mattress Firm	151.2	5.8%	—	—%	5.8%
	683.9		636.4
Corporate expenses	(176.1)		(129.8)
Total operating income	$507.8	9.1%	$506.6	13.6%	(4.5)%

Operating income increased $1.2 million and operating margin declined 450 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•Tempur Sealy North America operating income decreased $123.3 million and operating margin improved 90 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 950 basis points, offset by operating expense deleverage of 810 basis points. Additionally, we incurred a $9.8 million loss on disposal of business associated with the divestiture of Sleep Outfitters.
•Tempur Sealy International operating income increased $19.6 million and operating margin improved 70 basis points. The improvement in operating margin was primarily driven by operating expense leverage of 60 basis points and the improvement in gross margin of 20 basis points, partially offset by Asia joint venture performance.
•Mattress Firm operating income was $151.2 million and operating margin was 5.8% for the stub period. Additionally, we incurred a $4.1 million loss on disposal of business associated with the divestiture of 73 retail stores.
•Corporate operating expenses increased $46.3 million, which negatively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	% Change
Interest expense, net	$203.7	$98.5	106.8%

Interest expense, net, increased $105.2 million, or 106.8%. The increase in interest expense, net, was primarily driven by increased average levels of outstanding variable rate debt.

INCOME TAX PROVISION

	Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	% Change
Income tax provision	$42.9	$95.5	(55.1)%
Effective tax rate	14.9%	23.4%

Our income tax provision decreased $52.6 million driven by a decrease in income before income taxes and certain discrete items, as discussed below. Our effective tax rate for the nine months ended September 30, 2025 as compared to the prior year declined 850 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the nine months ended September 30, 2025 and 2024 included the net favorable impact of the deductibility of stock compensation in the U.S., which was offset by the unfavorable impact of discrete items.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, supplemented with borrowings in the capital markets and made pursuant to our credit facilities and cash and cash equivalents on hand. Primary uses of funds consist of payments of principal and interest on our debt facilities, acquisitions, payments of dividends to our shareholders, capital expenditures and working capital needs.

Cash and Working Capital

Cash and cash equivalents were $100.2 million and $117.4 million as of September 30, 2025 and December 31, 2024, respectively. We had a working capital deficit of $432.2 million as of September 30, 2025, as compared to working capital of $105.1 million as of December 31, 2024. The reduction in our working capital to a deficit position in 2025 was primarily driven by a $269.0 million increase in our short-term operating lease obligations as a result of the Mattress Firm Acquisition, and we expect to operate with a working capital deficit in the future.

The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from operations for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by (used in) operations:
Operating activities	$700.7	$537.4
Investing activities	(2,948.4)	(75.9)
Financing activities	605.9	(435.7)

Cash provided by operating activities increased $163.3 million in the nine months ended September 30, 2025 as compared to the same period in 2024. The increase in cash provided by operating activities was driven by a $150.5 million increase in cash provided by changes in operating assets and liabilities and a $58.1 million increase in non-cash depreciation expense, primarily associated with the Mattress Firm Acquisition, offset by a $68.7 million decrease in net income.

Cash used in investing activities increased $2,872.5 million in the nine months ended September 30, 2025 as compared to the same period in 2024. The increase in cash used in investing activities was primarily driven by the Mattress Firm Acquisition.

Cash provided by financing activities increased $1,041.6 million in the nine months ended September 30, 2025 as compared to the same period in 2024. For the nine months ended September 30, 2025, we had net borrowings of $801.2 million on our credit facilities as compared to net repayments of $307.3 million in the same period in 2024. We paid dividends to shareholders of $95.9 million and $70.1 million, during the nine months ended September 30, 2025 and 2024, respectively. Additionally, we repurchased $132.4 million and $43.8 million of our common stock to satisfy tax withholding obligations upon the vesting of our long-term incentive plans during the nine months ended September 30, 2025 and 2024, respectively. Proceeds from exercise of stock options increased $49.1 million as compared to the same period in 2024.

Capital Expenditures

Capital expenditures totaled $108.6 million and $76.4 million for the nine months ended September 30, 2025 and 2024, respectively. We currently expect our 2025 capital expenditures to be approximately $175 million, including $25 million of investments to refresh Mattress Firm stores.

Indebtedness

Our total debt increased to $4,658.4 million as of September 30, 2025 from $3,844.5 million as of December 31, 2024. Total availability under our revolving senior secured credit facility was $885.7 million as of September 30, 2025. Refer to Note 5, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

As of September 30, 2025, our ratio of consolidated indebtedness less netted cash to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, in accordance with our 2023 Credit Agreement was 3.28 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2023 Credit Agreement, which limits this ratio to 5.00 times. As of September 30, 2025, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the nine months ended September 30, 2025, we did not repurchase shares under our share repurchase program. As of September 30, 2025, we had $774.5 million remaining under our share repurchase authorization.

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

We manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. In 2025, we do not expect to engage in share repurchases as we primarily focus on debt repayment to reduce leverage to our target ratio of 2.0 to 3.0 times. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," in the 2024 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

Future Liquidity Sources and Uses

As of September 30, 2025, we had $985.9 million of liquidity, including $100.2 million of cash on hand and $885.7 million available under our 2023 Credit Agreement. In addition, we expect to generate cash flow from operations in the full year 2025. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, debt service obligations and dividend payments.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through strategic acquisition opportunities that enhance our global competitiveness, as well as quarterly dividends and opportunistic share repurchases. In 2026, we expect to allocate approximately 50% of free cash flow, which is a non-GAAP financial measure, to capital returns to shareholders in the form of dividends and share repurchases.

The Board of Directors declared a dividend of $0.15 per share for the fourth quarter of 2025. The dividend is payable on December 4, 2025 to shareholders of record as of November 20, 2025.

As of September 30, 2025, we had $4,658.4 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $4,558.2 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 3.28 times for the trailing twelve months ended September 30, 2025. We currently expect our target leverage ratio to return to 2.0 to 3.0 times in 2026. Total cash interest payments related to our borrowings are expected to be between approximately $260 million to $265 million in 2025.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended September 30, 2025 and 2024:

	Three Months Ended
(in millions, except per share amounts)	September 30, 2025	September 30, 2024
Net income	$177.4	$130.0
Business combination charges (1)	32.2	—
Supply chain transition costs (2)	7.3	8.2
Disposition-related costs (3)	1.3	—
Transaction costs (4)	(0.9)	13.7
Adjusted income tax provision (5)	(15.9)	(5.4)
Adjusted net income	$201.4	$146.5

Adjusted earnings per common share, diluted	$0.95	$0.82

Diluted shares outstanding	212.5	178.2

(1)	In the third quarter of 2025, we recorded $32.2 million of business combination charges. Cost of sales included $13.4 million of charges primarily related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan. Operating expenses included $12.6 million of professional fees and restructuring costs. Other expenses included $6.2 million of charges.
(2)	In the third quarter of 2025, we recorded $7.3 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities. Cost of sales included $0.9 million of transition costs. Other expenses included $6.4 million of costs, primarily related to a manufacturing facility lease termination. In the third quarter of 2024, we recorded $8.2 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $8.0 million recorded in cost of sales and $0.2 million recorded in operating expenses.
(3)	In the third quarter of 2025, we recorded $1.3 million of disposition-related costs, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse. Operating expenses and other expenses included $0.9 million and $0.4 million of costs, respectively.
(4)	In the third quarter of 2025, we recorded a benefit of $0.9 million of transaction costs related to the Mattress Firm Acquisition. Operating expenses included $1.2 million of costs, and other expenses included a benefit of $2.1 million. This benefit relates to reimbursements for previously recorded transaction costs. In the third quarter of 2024, we recorded $13.7 million of transaction costs, with $2.4 million in cost of sales and $11.3 million in operating expenses, primarily related to legal and professional fees associated with the Mattress Firm Acquisition.
(5)	Adjusted income tax provision represents the tax effects associated with the aforementioned items.

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended September 30, 2025.

	Three Months Ended September 30, 2025
(in millions, except percentages)	Consolidated	Margin	Tempur Sealy North America	Margin	Tempur Sealy International	Margin	Mattress Firm	Margin	Corporate
Net sales	$2,122.6		$736.1		$315.7		$1,070.8		$—

Gross profit	$952.8	44.9%	$429.6	58.4%	$155.1	49.1%	$368.1	34.4%	$—
Adjustments:
Business combination charges (1)	13.4		0.7		—		12.7		—
Supply chain transition costs (2)	0.9		0.9		—		—		—
Total adjustments	14.3		1.6		—		12.7		—

Adjusted gross profit	$967.1	45.6%	$431.2	58.6%	$155.1	49.1%	$380.8	35.6%	$—

Operating income (expense)	$314.7	14.8%	$214.4	29.1%	$57.0	18.1%	$81.2	7.6%	$(37.9)
Adjustments:
Business combination charges (1)	26.0		0.7		—		19.4		5.9
Transaction costs (4)	1.2		—		—		0.3		0.9
Supply chain transition costs (2)	0.9		0.9		—		—		—
Disposition-related costs (3)	0.9		0.9		—		—		—
Total adjustments	29.0		2.5		—		19.7		6.8

Adjusted operating income (expense)	$343.7	16.2%	$216.9	29.5%	$57.0	18.1%	$100.9	9.4%	$(31.1)

(1)	In the third quarter of 2025, we recorded $32.2 million of business combination charges. Cost of sales included $13.4 million of charges primarily related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan. Operating expenses included $12.6 million of professional fees and restructuring costs. Other expenses included $6.2 million of charges.
(2)	In the third quarter of 2025, we recorded $7.3 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities. Cost of sales included $0.9 million of transition costs. Other expenses included $6.4 million of costs, primarily related to a manufacturing facility lease termination.
(3)	In the third quarter of 2025, we recorded $1.3 million of disposition-related costs, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse. Operating expenses and other expenses included $0.9 million and $0.4 million of costs, respectively.
(4)	In the third quarter of 2025, we recorded a benefit of $0.9 million of transaction costs related to the Mattress Firm Acquisition. Operating expenses included $1.2 million of costs, and other expenses included a benefit of $2.1 million. This benefit relates to reimbursements for previously recorded transaction costs.

The following table sets forth our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended September 30, 2024.

	Three Months Ended September 30, 2024
(in millions, except percentages)	Consolidated	Margin	Tempur Sealy North America	Margin	Tempur Sealy International	Margin	Corporate
Net sales	$1,300.0		$1,015.3		$284.7		$—

Gross profit	$551.5	42.4%	$410.6	40.4%	$140.9	49.5%	$—
Adjustments:
Supply chain transition costs (1)	8.0		8.0		—		—
Transaction costs (2)	2.4		2.4		—		—
Total adjustments	10.4		10.4		—		—

Adjusted gross profit	$561.9	43.2%	$421.0	41.5%	$140.9	49.5%	$—

Operating income (expense)	$201.8	15.5%	$193.3	19.0%	$51.7	18.2%	$(43.2)
Adjustments:
Transaction costs (2)	13.7		2.5		—		11.2
Supply chain transition costs (1)	8.2		8.2		—		—
Total adjustments	21.9		10.7		—		11.2

Adjusted operating income (expense)	$223.7	17.2%	$204.0	20.1%	$51.7	18.2%	$(32.0)

(1)	In the third quarter of 2024, we recorded $8.2 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $8.0 million recorded in cost of sales and $0.2 million recorded in operating expenses.
(2)	In the third quarter of 2024, we recorded $13.7 million of transaction costs, with $2.4 million in cost of sales and $11.3 million in operating expenses, primarily related to legal and professional fees associated with the Mattress Firm Acquisition.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended September 30, 2025 and 2024:

	Three Months Ended
(in millions)	September 30, 2025	September 30, 2024
Net income	$177.4	$130.0
Interest expense, net	69.9	30.8
Income tax provision	56.2	40.8
Depreciation and amortization	75.5	51.3
EBITDA	$379.0	$252.9
Adjustments:
Business combination charges (1)	32.2	—
Supply chain transition costs (2)	7.3	8.2
Disposition-related costs (3)	1.3	—
Transaction costs (4)	(0.9)	13.7
Adjusted EBITDA	$418.9	$274.8

(1)	In the third quarter of 2025, we recorded $32.2 million of business combination charges. Cost of sales included $13.4 million of charges primarily related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan. Operating expenses included $12.6 million of professional fees and restructuring costs. Other expenses included $6.2 million of charges.
(2)	In the third quarter of 2025, we recorded $7.3 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities. Cost of sales included $0.9 million of transition costs. Other expenses included $6.4 million of costs, primarily related to a manufacturing facility lease termination. In the third quarter of 2024, we recorded $8.2 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $8.0 million recorded in cost of sales and $0.2 million recorded in operating expenses.
(3)	In the third quarter of 2025, we recorded $1.3 million of disposition-related costs, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse. Operating expenses and other expenses included $0.9 million and $0.4 million of costs, respectively.
(4)	In the third quarter of 2025, we recorded a benefit of $0.9 million of transaction costs related to the Mattress Firm Acquisition. Operating expenses included $1.2 million of costs, and other expenses included a benefit of $2.1 million. This benefit relates to reimbursements for previously recorded transaction costs. In the third quarter of 2024, the Company recorded $13.7 million of transaction costs, with $2.4 million in cost of sales and $11.3 million in operating expenses, primarily related to legal and professional fees associated with the Mattress Firm Acquisition.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended September 30, 2025:

Trailing Twelve Months Ended
(in millions)	September 30, 2025
Net income	$315.2
Interest expense, net	223.4
Transaction-related interest expense, net (1)	16.6
Income tax provision	66.0
Depreciation and amortization	264.2
EBITDA	$885.4
Adjustments for financial covenant purposes:
Acquisition-related costs (2)	114.2
Transaction costs (3)	67.9
Business combination charges (4)	49.8
Customer-related transition charges (5)	26.7
Loss on disposal of business (6)	13.9
Supply chain transition costs (7)	13.4
Disposition-related costs (8)	10.5
Cybersecurity event (9)	(4.9)
Adjusted EBITDA	$1,176.9
Adjustments for financial covenant purposes:
Loss from unrestricted subsidiary (10)	4.7
Earnings from Mattress Firm prior to acquisition (11)	107.6
Future cost synergies to be realized from Mattress Firm Acquisition (12)	100.0
Adjusted EBITDA per credit facility	$1,389.2

Consolidated indebtedness less netted cash	$4,558.2

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	3.28 times

(1)	In the trailing twelve months ended September 30, 2025, we incurred $16.6 million of transaction-related interest expense, net of interest income, related to the Term B Loan drawn and held in escrow. The proceeds of the Term B Loan were released upon the closing of the Mattress Firm Acquisition on February 5, 2025.
(2)	In the trailing twelve months ended September 30, 2025, we recognized $114.2 million of acquisition-related costs following the Mattress Firm Acquisition, primarily related to one-time business combination accounting and purchase price allocation adjustments.
(3)	In the trailing twelve months ended September 30, 2025, we recognized $67.9 million of transaction costs primarily associated with the Mattress Firm acquisition and related divestitures.
(4)	In the trailing twelve months ended September 30, 2025, we recorded $49.8 million of business combination charges primarily related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan.
(5)	In the trailing twelve months ended September 30, 2025, we recorded $26.7 million of transition charges as a result of a customer's acquisition which foreclosed on our OEM distribution to this customer.
(6)	In the trailing twelve months ended September 30, 2025, we recorded a $13.9 million loss on disposal of business, net of proceeds of $9.0 million, associated with the divestiture of 73 Mattress Firm stores and its Sleep Outfitters subsidiary.
(7)	In the trailing twelve months ended September 30, 2025, we recognized $13.4 million in supply chain transition costs associated with the consolidation of certain manufacturing facilities.
(8)	In the trailing twelve months ended September 30 2025, we recorded $10.5 million of disposition-related costs.
(9)	In the trailing twelve months ended September 30, 2025, we received proceeds of $4.9 million for an insurance claim related to the previously disclosed cybersecurity event identified on July 23, 2023.
(10)	A subsidiary in the Tempur Sealy North America business segment was accounted for as held for sale and designated as an unrestricted subsidiary under the 2023 Credit Agreement. Therefore, this subsidiary's financial results were excluded from our adjusted financial measures for covenant compliance purposes.
(11)	We completed the Mattress Firm Acquisition on February 5, 2025 and designated the Mattress Firm subsidiary as restricted under the 2023 Credit Agreement. For covenant compliance purposes, we included $107.6 million of Mattress Firm EBITDA for the period prior to acquisition in our calculation of adjusted EBITDA per the credit facility for the trailing twelve months ended September 30, 2025.
(12)	For the trailing twelve months ended September 30, 2025, we are permitted to include $100.0 million of future cost synergies expected to be realized in connection with acquisitions for the purpose of calculating our adjusted EBITDA in accordance with the 2023 Credit Agreement.

Under the 2023 Credit Agreement, the ratio of adjusted EBITDA to consolidated indebtedness less netted cash was 3.28 times for the trailing twelve months ended September 30, 2025. The 2023 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of September 30, 2025. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2023 Credit Agreement for purposes of certain financial covenants.

(in millions)	September 30, 2025
Total debt, net	$4,625.2
Plus: Deferred financing costs (1)	33.2
Consolidated indebtedness	4,658.4
Less: Netted cash (2)	100.2
Consolidated indebtedness less netted cash	$4,558.2

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

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates as described in our 2024 Annual Report, except as set forth below.

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
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in ITEM 7A of Part II of our 2024 Annual Report. Management has reassessed the quantitative and qualitative market risk disclosures described in our 2024 Annual Report and determined there were no material changes to the Company's foreign currency exposure for the nine months ended September 30, 2025.

Interest Rate Risk

Our primary exposure to interest rate risk is due to our variable-rate debt agreements, including our 2023 Credit Agreement. These variable-rate debt agreements use Secured Overnight Financing Rate ("SOFR"), which is subject to fluctuation and uncertainty. As of September 30, 2025, the value of our variable-rate debt was $2,958.0 million. A sensitivity analysis indicates that, holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $29.6 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

Foreign Currency Exchange Risk

During the second quarter of 2025, we converted $25.0 million of our 4.00% fixed-rate USD-denominated 2029 Senior Notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at rate of 1.9230%. We have designated these cross currency swap agreements as net investment hedges.

During the third quarter of 2025, we converted an additional $125.0 million of our 4.00% fixed-rate USD-denominated 2029 Senior Notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at a rate of 1.9925%.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the Mattress Firm Acquisition. During the nine months ended September 30, 2025, we completed the Mattress Firm Acquisition resulting in Mattress Firm's controls being included within our internal controls over financial reporting. Subsequent to the Mattress Firm Acquisition, we have begun integration and controls assessment activities. In accordance with the SEC's published guidance, because we acquired these operations during the fiscal year, these operations will be excluded from our assessment of internal control over financial reporting for the year ending December 31, 2025.

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

ITEM 1A.     RISK FACTORS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2025:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1, 2025 - July 31, 2025	—		$—	—	$774.5
August 1, 2025 - August 31, 2025	666	(1)	$72.19	—	$774.5
September 1, 2025 - September 30, 2025	—		$—	—	$774.5
Total	666			—

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the NYSE on the vesting date or prior business day.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended September 30, 2025, none of our directors or executive officers adopted any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined Regulation S-K, Item 408).

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
4.3
Supplemental Indenture, dated as of April 4, 2025, among Somnigroup International Inc. (f/k/a Tempur Sealy International, Inc.), the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee for 4.00% Senior Notes due 2029 (filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q as filed on August 8, 2025). (1)

4.4
Indenture, dated as of September 24, 2021 among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 10.1 (but numbered 4.1) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)

4.5	Form of 3.875% Senior Notes due 2031 (included in Exhibit 10.1 (but numbered 4.2) to the Registrant's Current Report on Form 8-K as filed on September 24, 2021). (1)
4.6
Supplemental Indenture, dated as of April 4, 2025, among Somnigroup International Inc. (f/k/a Tempur Sealy International, Inc.), the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee for 3.875% Senior Notes due 2031 (filed as Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-Q as filed on August 8, 2025). (1)

4.7	Description of Securities (filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-K as filed on February 28, 2025). (1)
10.1	Second Amendment to Mattress Firm, Inc. Offer Letter to Steve Rusing dated August 14, 2025. (2)
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Somnigroup International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of (Loss) Income, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

(1)	Incorporated by reference.
(2)	Indicates management contract or compensatory plan or arrangement.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMNIGROUP INTERNATIONAL INC.

Date: November 7, 2025	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer