Form 10-K
period 2025-12-31
SOMNIGROUP INTERNATIONAL INC.
filed 2026-02-27
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-31922
SOMNIGROUP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1022198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
 100 Crescent Ct. Suite 700
Dallas, Texas 75201
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
Large Accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes ☒ No
The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2025, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was approximately $13,757,330,408.
The number of shares outstanding of the registrant’s common stock as of February 23, 2026 was 210,340,624 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

When used in this Report, except as specifically noted otherwise, the term "Somnigroup International" refers to Somnigroup International Inc. only, and the terms "Somnigroup," "Company," "we," "our," "ours" and "us" refer to Somnigroup International Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. When used in this Report, the term "Mattress Firm" refers to Mattress Firm Group Inc. and its direct and indirect wholly-owned subsidiaries or Mattress Firm Group LLC and its direct and indirect wholly-owned subsidiaries as the context requires, and the term "Mattress Firm Acquisition" refers to the acquisition of Mattress Firm which was completed on February 5, 2025. In addition, when used in this Report, "2023 Credit Agreement" refers to the Company's senior credit facility entered into in 2023, and amended in February 2024, October 2024 and June 2025;"Term B Loan" refers to the incremental term B loan entered into in 2024;"Delayed Draw Term A Loan" refers to the delayed draw term A loan commitment entered into in 2024; "2029 Senior Notes" refers to the 4.00% senior notes due 2029 issued in 2021; and "2031 Senior Notes" refers to the 3.875% senior notes due 2031 issued in 2021. In addition, when used in this Report, "Danish Tax Matter" refers to the Company's dispute with the Danish Tax Authority ("SKAT") regarding the royalty paid by a U.S. subsidiary of Somnigroup International to a Danish subsidiary for tax years 2012 through 2022.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment including its impact on consumer behavior in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from geopolitical events (including the war in Ukraine and conflicts in the Middle East), labor costs and other employment-related costs; the imposition of new tariffs and retaliatory tariffs, increases in existing tariffs and other changes in trade policy and regulations; a potential U.S. government shutdown and its effect on sales and supply of materials; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth such as the acquisition of Mattress Firm; expectations regarding post-closing supply agreements, future performance, synergies and integration of acquired companies with our business, including Mattress Firm; the possibility that the expected benefits of the acquisition are not realized when expected or at all; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector, as well as consumer confidence and the availability of consumer financing; the ability to develop and successfully launch new products; capital project timelines; our reliance on information technology ("IT") and the associated risks involving realized or potential security lapses and/or cyber based attacks; the impact of cybersecurity incidents on our business, results of operations or financial condition, including our assessments of such impact; the Company's ability to restore its critical operational data and IT systems in a reasonable time frame following a cybersecurity incident; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards and the H.R. 1 tax act ("Tax Act"); and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

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

PART I

ITEM 1. BUSINESS

General

Somnigroup is the world's largest bedding company, dedicated to enriching people's lives through the power of a good night's sleep and transforming how the world sleeps. With superior capabilities in design, manufacturing, distribution and retail, we deliver breakthrough sleep solutions and serve the evolving needs of consumers in over 100 countries worldwide through our fully-owned businesses, Tempur Sealy, Mattress Firm and Dreams. Our portfolio includes the most highly recognized brands in the industry, including Tempur-Pedic®, Sealy® and Stearns & Foster®, and our global omni-channel platform enables us to meet consumers wherever they shop, offering a personal connection and innovation to provide a unique retail experience and tailored solutions.

Somnigroup has a strong competitive presence in the bedding marketplace with a leadership position that comes from product and service quality, culture, strategy and people, backed with financial strength and a disciplined approach to returning value to shareholders.

On February 5, 2025, we completed the previously announced acquisition of Mattress Firm, the nation's largest mattress specialty retailer. The total purchase price was approximately $5.1 billion, net of cash acquired of $0.3 billion. The aggregate purchase price consisted of $3.1 billion in cash and approximately 34.2 million shares of common stock valued at $65.65 per share, which represents the simple average of the opening and closing price per share of our common stock on the NYSE on the trading day immediately prior to the date of acquisition, with the value of any fractional shares paid in cash.

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

To comply with commitments made in securing approval for our acquisition of Mattress Firm, we set our merchandising plan to provide 43% of horizontal premium ($1,500+) floor slots, on average across all our open Mattress Firm stores, for the placement of third-party premium mattresses as assessed at calendar year end. To monitor the Company's fulfillment of the merchandising plan, the Company has designed and instituted certain protocols in conjunction with an independent consulting firm. Based on these protocols, management determined that the Company was in compliance with the floor slot commitment as assessed on December 31, 2025.

Our powerful distribution and retail model operates through an omni-channel strategy. As of December 31, 2025, Somnigroup's combined global footprint included over 2,800 retail stores, approximately 30 e-commerce platforms, over 70 manufacturing facilities and four state-of-the-art research and development facilities worldwide. Our combined operations are supported by more than 20,000 employees with a collective focus on providing breakthrough sleep solutions to consumers.

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

Following the completion of the Mattress Firm Acquisition in the first quarter of 2025, we have operated in three segments: Mattress Firm, Tempur Sealy North America and Tempur Sealy International. These segments are strategic business units that are managed separately. Our Mattress Firm segment consists of retail stores and distribution centers located in the

U.S. Our Tempur Sealy North America segment consists of manufacturing, distribution and retail subsidiaries and licensees located in the U.S., Canada and Mexico (other than Mattress Firm retail and distribution locations). Our Tempur Sealy International segment consists of manufacturing, distribution and retail subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). Corporate operating expenses are not included in any of the segments and are presented separately as a reconciling item to consolidated results.

Our principal executive office is located at 100 Crescent Ct. Suite 700, Dallas, Texas 75201 and our telephone number is (800) 878-8889. Somnigroup International Inc. was incorporated under the laws of the State of Delaware in September 2002. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) of the Exchange Act, are available free of charge on our website at www.somnigroup.com as soon as reasonably practicable after such reports are electronically filed with the SEC. Our website and its contents are not incorporated by reference into this Report.

The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website of the SEC is www.sec.gov.

Our Products and Brands

We have a comprehensive offering of products that appeal to a broad range of consumers, some of which are covered by one or more patents and/or patent applications. We also routinely introduce new bedding products and update our existing bedding products in each of our segments.

In order to deliver on our mission to be every consumer's choice for better sleep by advancing innovation and expertise in the bedding industry, one of our strategic initiatives is to leverage and strengthen our comprehensive portfolio of iconic brands and products. Our portfolio of product brands includes many highly recognized brands, including Tempur-Pedic®, Sealy® and Stearns & Foster®, which are described below:

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

•Sleepy's® - The Sleepy's brand is our private label brand offering at our Mattress Firm stores and online at www.mattressfirm.com. Sleepy's is well-positioned to compete in a space where consumers prioritize quality and value.

•Non-Branded - We offer non-branded products through our OEM business, including mattresses, pillows and other bedding products and components at a wide range of price points. The addition of non-branded offerings expands our capabilities to service third-party retailers to capture manufacturing profits from bedding brands outside our own.

In 2026, we plan to launch an all-new collection of Stearns & Foster products in North America. This new line is designed to further elevate our high‑end traditional innerspring brand by introducing incremental technologies, expanding our range of hybrid offerings, and providing a refreshed aesthetic.

Our portfolio of retail brands includes Mattress Firm®, Dreams®, Tempur-Pedic® retail stores, SOVA retail stores in Sweden and a variety of other retail brands internationally, which operate in various countries. The retail brands named above are described below:

•Mattress Firm® - Mattress Firm is the largest multi-branded mattress specialty retailer in the U.S., helping to make better sleep a reality by matching consumers to their perfect mattress through its highly trained team of Sleep Experts® across its over 2,100 stores and robust online operations. Mattress Firm is a leading retailer of brands such as Tempur-Pedic®, Sealy®, Stearns & Foster®, Purple®, Sleepy's®, Beautyrest®, Nectar®, Serta®, Simmons®, Tuft & Needle® and tulo®.

•Dreams® - Dreams is the leading specialty bedding retailer in the United Kingdom ("U.K."). As a multi-branded retailer, Dreams sells a variety of products across a range of price points. In addition to operating over 200 brick-and-mortar stores and an e-commerce channel throughout the U.K., Dreams also manufacturers the majority of the bedding products it sells in-house.

•Tempur-Pedic® retail stores - Tempur-Pedic® retail stores are designed for the consumers that prefer to purchase directly from the manufacturer, and for those seeking a more personalized and educational sales experience. These retail boutiques are strategically located in high traffic, premium retail centers that attract customers whose interests and purchasing behaviors align with our brand.

•SOVA - SOVA is a highly respected and well-established premium bedding chain in Sweden. Our stores are connected to the urban areas of Stockholm, Gothenburg and Malmö. The assortment primarily focuses on premium to ultra-premium brands and well-trained sales staff targeting to sell quality beds with a strong average selling price.

Omni-Channel Distribution

Our primary selling channels are Direct and Wholesale. These channels align to the operating margin characteristics of our business and our marketplace. Direct channel sales represented 63.5% of net sales in 2025, compared to 24.9% in 2024, primarily driven by the acquisition of Mattress Firm. Our wholesale distribution complements our broad direct channel distribution, and we believe this balanced approach enhances the overall global sales potential and profitability of Somnigroup.

Our Direct channel includes over 2,800 company-owned retail stores and our e-commerce platforms and call centers worldwide. Growth opportunities for our Direct channel include improving conversion, average order value and traffic, and through opening new brick and mortar stores and e-commerce channels.

Our Wholesale channel includes sales of product to third-party retailers, hospitality businesses and healthcare customers. Growth opportunities for our Wholesale business include driving slot velocity, increasing our slot placements with existing customers and expanding distribution through new retail partners and alternative distribution channels.

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

Marketing

Our overall marketing strategy is to drive consumer demand for our brands by distinguishing them in the marketplace. To accomplish this, we target each brand to a particular and complementary audience, and tailor our product design/development, distribution and advertising accordingly. To maximize awareness and purchase intent for our brands, we invest at industry-leading levels in national television, radio, search-engine marketing, social media and other media channels. We also complement our own direct-to-consumer marketing activities and investments with marketing activity conducted in cooperation with our retail partners. This activity includes investments in co-operative advertising, new product launches and the deployment of in-store point-of-sale material and training programs designed to enhance the visibility of, and advocacy, for our brands.

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

Operations

Mattress Firm

Manufacturers ship merchandise directly to our national network of 62 distribution centers that serve our over 2,100 retail stores and e-commerce operations. Our merchandise is received, inspected and processed at our distribution centers and then delivered to customers’ homes or to stores through third-party delivery services.

Tempur Sealy

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

Our Mattress Firm segment sources finished goods from various bedding manufacturers, including our Tempur Sealy North America segment. Additionally, we source our adjustable bed bases and foundations from third-party manufacturers. These are purchased under supply agreements from a limited number of key suppliers. These products are dependent on components supply chains originating in China. We believe over time that sufficient alternate sources of supply for the same or similar components will be available outside of China from our current or alternate suppliers.

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

Industry and Competition

We compete in the global bedding industry, comprised of mattresses and foundations, pillows and accessories. The mattress category is comprised of traditional innerspring mattresses and non-innerspring mattresses, which includes visco-elastic and foam mattresses, innerspring/foam hybrid mattresses, airbeds and latex mattresses. The foundation category is comprised of traditional foundations and adjustable foundations. Additionally, the pillow market is comprised of traditional foam and feather pillows, as well as pillows made of visco-elastic, latex, foam, gel, rubber and down. The primary distribution channels for bedding products are retail furniture and bedding stores, big-box retailers and e-commerce channels.

We encounter competition from other bedding manufacturers and retailers. The domestic market for manufacturers is concentrated and the domestic market for retailers is fragmented. The international market for both manufacturers and retailers is highly fragmented, with a large number of competitors primarily operating on a regional and local basis. Participants in the global bedding industry offer a broad range of mattress, bed base and pillow products and compete primarily on price, quality, brand name recognition, product availability and product performance.

Manufacturers and retailers in the global bedding industry are seeking to increase their channels of distribution and are looking for new ways to reach the consumer, resulting in an increase in the number of U.S. and international companies pursuing online direct-to-consumer models for mattresses. In addition, retailers both in the U.S. and internationally are increasingly seeking to offer their own private label products.

Intellectual Property

Patents, Trademarks and Licensing

As of December 31, 2025, we hold over one thousand U.S. and foreign patents and patent applications regarding certain elements of the design and function of many of our mattress and pillow products.

As of December 31, 2025, we held thousands of trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers and consumers. Tempur®, Tempur-Pedic®, Sealy®, Sealy Posturpedic®, Stearns & Foster®, Sleepy's® and Mattress Firm® are our primary trademarks registered with the U.S. Patent and Trademark Office and various foreign trademark offices, as are many other of our registered trademarks and pending applications. Each U.S. trademark registration is renewable indefinitely as long as the trademark remains in use. We also own numerous trademarks, trade names, service marks, logos and design marks in the U.S. and a number of other countries, including Dreams® and SOVA.

We derive income from royalties by licensing Sealy®, Stearns & Foster® and Tempur® brands, technology and trademarks to other manufacturers. Under the license arrangements, licensees have the right to use certain trademarks and current proprietary and/or patented technology in designated jurisdictions. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. We license the Mattress Firm® trademark to our retail franchisees for use in retail store operations in certain U.S. jurisdictions in exchange for royalty fees. For the year ended December 31, 2025, our licensing activities generated royalty and franchise revenue of $39.5 million.

Governmental Regulation

Our operations are subject to international, federal, state and local consumer protection and other regulations, primarily relating to the mattress and pillow industry. These regulations vary among the states, countries and localities in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as "new" or otherwise, controls as to chemical and other substances, hygiene and other aspects of product safety, handling, marketing and sale and penalties for violations. New regulations can require us to change the way in which our products are labeled and marketed. For example, the European Union's General Product Safety Regulation, which came into force on December 13, 2024, required us to make changes to the way in which our products are labeled and to add product safety and manufacturer information to all of our online product listings. In July 2025, the U.K. government published a new framework law on product regulation, the Product Regulation and Metrology Act 2025, which provides for further detailed regulations to be enacted which may have a similar impact. The U.S. Consumer Product Safety Commission ("CPSC") has adopted rules relating to fire retardancy standards for the mattress industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these regulations and standards may require modifications to our products to comply with such changes. For example, the U.K. is in the process of a major reform of furniture fire safety regulations which would include measures to reduce the use of chemical fire retardants. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products and the conduct of our operations and facilities. We have made and will continue to make expenditures necessary to comply with these requirements. Currently these expenditures are immaterial to our financial results. For a discussion of the risks associated with our compliance programs in connection with these regulations, please refer to "Risk Factors" under Part I, ITEM 1A of this Report.

Our principal waste products are foam and fabric scraps, wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. We also periodically dispose of small amounts of used machine lubricating oil and air compressor waste oil, primarily by recycling. In the U.S., we are subject to federal, state and local laws and regulations relating to environmental health and safety, including the Federal Water Pollution Control Act, the Clean Air Act and the Resource, Conservation and Recovery Act. We are subject to similar requirements in Canada, the EU and other jurisdictions, with further waste management and prevention, and other environmental protection regulations coming into effect both this year and over the next few years. Additionally, California, Connecticut, Oregon and Rhode Island have all enacted laws requiring the collection of fees to help facilitate the recycling of mattresses discarded in their states. We believe that we are in compliance with all applicable international, federal, state and local environmental statutes and regulations. We do not expect that compliance with international, federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, earnings or competitive position. We are not aware of any pending international or federal environmental legislation that would have a material impact on our operations, and have not been required to make, and do not expect to make, any material capital expenditures for environmental control facilities or other regulatory requirements in the foreseeable future.

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

In recent years, U.S. states have adopted legislation offering similar protections for resident citizens, such as the California Privacy Rights Act (which amends the California Consumer Privacy Act ("CCPA")). Numerous other states have introduced similar privacy laws. These U.S. state privacy laws grant consumers new rights over their personal information, such as access to and deletion of their personal information, placing strict data collection requirements on businesses, including ours.

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

Sustainability and Corporate Social Values

Our Board of Directors and executive management team believe that our commitment to robust sustainability practices unlocks shareholder value and contributes to our long-term financial growth by helping us to identify and manage associated risks and opportunities most relevant to our business.

Additional details on our approach to sustainability can be found in our annual Corporate Social Values reports located on the Somnigroup website at http://somnigroup.com under the "Sustainability" tab. Our website and its contents are not incorporated by reference into this Report.

In 2024, we shifted our annual sustainability reporting period to be aligned with our fiscal year. Our latest Sustainability report, published in 2025, covers our 2024 operations.

Sustainability Governance

Somnigroup's Nominating and Corporate Governance ("NCG") Committee has primary responsibility for oversight of risk associated with leadership structure, corporate governance matters and the Company's sustainability practices and positions. The NCG Committee reviews our practices and positions relating to sustainability, technology (including artificial intelligence) and social issues that may affect the Company's business and key stakeholders and exercises oversight on such matters. As part of this oversight, the NCG Committee reviews the effectiveness of management's strategies and programs in progressing towards the Company's goals, including with respect to responsible sourcing and waste management.

The NCG Committee is supported in its oversight of our key sustainability topics by our Human Resources/Capital and Talent Committee and our Audit Committee. The Human Resources/Capital and Talent Committee oversees risks related to compensation and initiatives related to talent management. The Audit Committee has primary responsibility for independent, objective oversight with respect to our accounting and financial reporting functions; internal and external audit functions and systems of internal controls over financial reporting and oversight regarding the Company's legal, ethical and regulatory compliance, including safety and health, data privacy and cybersecurity risks; and compliance with the Foreign Corrupt Practices Act of the United States, the Bribery Act of 2010 of the United Kingdom and similar laws and regulations.

At a management level, our Sustainability Working Group is a cross-functional team overseen by our Chief Financial Officer that plays a critical role in shaping and executing our sustainability strategy. Through partnering with internal subject matter experts and external advisors, the group helps to identify emerging sustainability-related risks and opportunities, informs strategic objectives and accelerates initiatives that advance our sustainability commitments. The Sustainability Working Group provides regular updates to the Board on sustainability initiatives, emerging opportunities and potential risks to help mitigate business impacts.

Note on Sustainability Discussion and Mattress Firm

The impact of any acquisitions will generally be integrated into our Sustainability and Corporate Responsibility disclosures and initiatives approximately 24 months after closing. We plan to formally incorporate Mattress Firm into our next sustainability report to be published in 2026 covering our activities in fiscal year 2025.

While we anticipate that we will apply the same or similar strategies to managing these focus areas with Mattress Firm as a part of our company, the following descriptions regarding the Company's approach to Environment and Human Capital Management pertain to the Company immediately prior to the Mattress Firm Acquisition. Because of the acquisition, we also plan to revisit, and update if needed, our key sustainability-related targets, including our goal to achieve carbon neutrality by 2040 discussed below.

Environment

Somnigroup's approach to managing our environmental impact is focused on three pillars: resource conservation, product and packaging and waste management. This approach helps to ensure compliance with relevant regulations, better positions our products to meet evolving consumer expectations and drives cost savings through efficiency gains.

Resource Conservation. We are investing in resource efficiency throughout our production and distribution processes. This includes our efforts to manage risks associated with the transition to a lower-carbon economy by investing in renewable energy and reducing our greenhouse gas emissions. We are committed to achieving carbon neutrality in our global wholly-owned operations by 2040. Our objective is to reduce or offset 100% of Scope 1 and 2 greenhouse gas emissions from our wholly-owned manufacturing, retail and logistics operations.

Product and Packaging. In line with our unwavering focus on consumer and employee safety and meeting the regulations of different jurisdictions, we are building these regulatory requirements into our product plans. This includes considering the entire lifecycle of our products, beginning with our supplier engagement and ensuring the safety of all materials used on our products.

Our Chemical Safety Policy demonstrates our commitment to maintaining a healthy and safe work environment for our employees and providing a safe product for our customers. It also reflects our efforts to ensure safety through comprehensive chemical safety management, compliance with regulations, rigorous product testing and employee training and preparedness.

Waste Management. We are committed to reducing waste from our operations and improving the recyclability of our products. We seek to achieve zero waste-to-landfill status across our global operations which not only helps reduce costs related to waste management but also reinforces our efforts to improve resource efficiency throughout our production and distribution processes.

Human Capital Management

As a global organization, our workforce is important to us. As of December 31, 2025, we had over 19,000 full-time employees. Our joint ventures also employ over 1,500 full-time employees. We believe a key driver of long-term success is the strength of our workforce and we are committed to investing in our workforce. As part of our commitment to our workforce, we focus on the following key areas:

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

Equal Opportunity Employment

We have a diverse global workforce that includes a range of skill sets, perspectives, backgrounds and qualifications. As an Equal Employment Opportunity Employer, we are committed to providing opportunities to all employees and applicants and prohibiting discrimination and harassment. The following are some of the actions that we take to realize our commitment to equal opportunity employment:

•Promotion of a qualified slate of candidates during the hiring process based on merit and regardless of background, with the goal of having a workforce that brings broad experiences and ideas to strengthen our Company
•Employ a uniform, global process for determining compensation based on experience and skillsets to remove potential biases
•Conduct a review of compensation practice periodically
•Participate in external, community-based activities sponsored by local organizations to support the resilience of the communities where we operate and where our employees live

People Development and Training

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

We offer employees access to a learning management system where they can take courses on a variety of individual and leadership development topics. All our professional employees have access to this system which offers thousands of individual learning modules.

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

The global economy continues to experience high rates of inflation, and inflationary pressure and price uncertainty may continue in 2026. We have experienced, and may continue to experience, volatility and increases in the price of certain of these raw materials as a result of global market and supply chain disruptions and the broader inflationary environment related to the ongoing macroeconomic conditions. Interest rates remain relatively high and may continue to remain at such levels. To the extent we are unable to absorb higher costs, or pass any such higher costs to our customers, our gross margin could be negatively affected, which could result in a decrease in our liquidity and profitability. In addition, monetary policies to counter inflation could negatively affect our borrowing costs and those of our customers and suppliers, as well as exchange rates and other macroeconomic factors.

Geopolitical developments, such as trade wars, the war in Ukraine conflicts in the Middle East (including disruptions to the Red Sea passage), have adversely impacted and could continue to adversely impact, among other things, our raw material, energy and transportation costs, certain of our suppliers, distributors, customers and local markets, global and local macroeconomic conditions and cause further supply chain disruptions (including by delaying the delivery times of raw materials needed for our business or our products to customers).

The Company may not realize the benefits it expects from the Mattress Firm Acquisition or acquisitions or other strategic transactions it may pursue in the future.

From time to time, the Company considers and may make acquisitions, such as our acquisition of Mattress Firm. The success of such acquisitions will depend upon a number of factors, some of which may not be within our control. For example, the success of our acquisition of Mattress Firm depends, in large part, on our ability to realize the anticipated benefits from combining our businesses. Our ability to realize these anticipated benefits depends on the successful integration of Mattress Firm with our businesses, which has been complex and time-consuming. This integration has involved numerous operational, strategic, financial, accounting, legal, tax and other risks, including liabilities assumed with the Mattress Firm Acquisition. Difficulties in combining the business of Mattress Firm and our ability to manage the combined company may result in the combined company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related operating synergies and could have an adverse effect on our business and financial results.

Potential difficulties that may be encountered in the acquisition and merger process include, among other factors:

•the inability to obtain financing for potential acquisitions;
•delays in closing or the inability to close an acquisition for any reason, including third-party consents or approvals;
•the inability to successfully merge the acquired business, operationally and culturally, in a manner that permits us to achieve the financial results anticipated;
•the inability to deliver on our strategy as a combined company;
•complexities associated with managing a larger, more complex business, including the potential diversion of management's attention;
•not realizing anticipated operating synergies;
•the inability to retain key employees and otherwise combine personnel from the acquired companies;
•potential unknown liabilities and unforeseen expenses;
•merging relationships with customers, suppliers, distributors and business partners;
•performance shortfalls at one or any of the companies as a result of the diversion of management's attention caused by merging the acquired business' operations; and
•the disruption of, or the loss of momentum in, each company's ongoing business or inconsistencies in standards, controls, procedures and policies.

We could also issue a significant number of shares of our common stock in the future in connection with acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.

In addition, in connection with the acquisition of Mattress Firm, we have committed to maintain a merchandising plan that provides 43% of horizontal premium ($1,500+) floor slots for the placement of third-party premium mattresses. Failure to comply with this commitment could result in legal or administrative proceedings, such as regulatory action or private litigation, and could harm our business, reputation and financial condition.

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
•our ability to pursue, successfully integrate and capture the synergies from potential acquisition opportunities;
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

Each year we invest significant time and resources in research and development to improve our product offerings and launch new products. For example, in 2026, we plan to launch an all-new collection of Stearns & Foster products in North America, and in 2025, we launched an all-new collection of Sealy Posturepedic® products in North America. This all-new collection of Stearns & Foster products is designed to further elevate our high‑end traditional innerspring brand by introducing incremental technologies, expanding our range of hybrid offerings, and providing a refreshed aesthetic. This reinvention of the Sealy Posturepedic® brand is strategically aimed at reigniting growth in the mid-to-entry level market, which has experienced outsized pressures relative to other price points in recent years. The new collection incorporates innovative technologies, including our proprietary PrecisionFit™ coils that deliver superior support and exceptional comfort.

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

Cybersecurity events and breaches of our network or databases, or those of our third-party providers, have resulted and may in the future result in the risks discussed herein.

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

As of December 31, 2025, we had over 19,000 full-time employees. Our joint ventures also employ over 1,500 full-time employees. Approximately 14.7% of our employees are represented by various labor unions with separate collective bargaining agreements or government labor union contracts for certain international locations. Our North American collective bargaining agreements, which are typically three years in length, expire at various times during any given three-year period. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew our various collective bargaining agreements on a timely basis or on favorable terms, or at all. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

Certain of our trademarks are currently registered in the U.S. and are registered or pending in foreign jurisdictions. Certain other trademarks are the subject of protection under common law. However, there can be no assurance that the steps we take to protect our trademarks in the U.S. and foreign jurisdictions will be adequate to prevent third parties from copying or using our trademarks, including our retail and product brands, without authorization. Our rights to our trademarks could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against such a challenge. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. We have made and continue to make significant investments to promote our retail and product brands. For example, in 2025, we launched a new "Sleep Easy" advertising campaign to promote our Mattress Firm retail brand. If our brands are copied or used without authorization, we may be unable to realize the benefits of such investments, and the value of our brands, their reputation, our competitive advantages and our goodwill could be harmed. In addition, if we incur significant costs defending our brands and other trademarks, our liquidity and profitability could be adversely affected, and we may not have the financial resources necessary to enforce or defend our brands and other trademarks. Furthermore, our patents may not provide meaningful protection and patents may never issue from pending applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we are unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

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

Approximately 20.6% of our net sales were generated outside of the U.S. in 2025. We conduct our business in a wide variety of currencies and are therefore subject to market risk relating to changes in foreign exchange rates. If the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, for example, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. In 2025, foreign currency exchange rate changes negatively impacted our net income by approximately 1.1% and negatively impacted adjusted EBITDA, which is a non-GAAP financial measure, by approximately 0.4%. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. Except for the use of foreign exchange forwards contracts described immediately below, we do not hedge the translation of foreign currency operating results into the U.S. dollar.

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

We are a global company, selling our products in approximately 100 countries worldwide. We generated approximately 20.6% of our net sales outside of the U.S. in the year ended December 31, 2025. We operate through multiple wholly owned subsidiaries and we also participate in international license and joint venture arrangements with independent third parties.

Our international operations are subject to the customary risks of operating in an international environment, including complying with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act; complying with foreign laws and regulations, including disparate anti-corruption laws and regulations; and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, inflation, unstable political situations, labor issues and geopolitical conflicts (including the war in Ukraine and conflicts in the Middle East). We are also limited in our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy® bedding products. Fluctuations in the rate of exchange between currencies in which we do business may affect our financial condition or results of operations.

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

We, and our products, are subject to extensive regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC") and the U.S. Food and Drug Administration, and by similar international regulatory regimes, including the EU's General Product Safety Regulation. We are subject to various health and environmental provisions, such as California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986) and in our international jurisdictions we are subject to the medical devices regulatory authorities such as the Medicines and Healthcare products Regulatory Agency ("MHRA") and the International Chamber of Commerce Advertising and Marketing Communications Code. We are subject to laws and regulations both in the U.S. and internationally, relating to pollution, recycling, environmental protection and occupational health and safety, such as the Federal Water Pollution Control Act, and Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH"), amongst others. As a manufacturer of bedding and related products, we are subject to regulations governing the environment. Any violation or failure to comply with any of these regulatory requirements may result in liability exposure and costly expenditures to remediate or pay for liabilities. For example, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable if there has been a violation of the regulatory requirement, and the amount of such liability could be material. Further, any of the rules and regulatory requirements we are subject to may change from time to time, or may conflict. For example, our operations could be impacted by a number of pending legislative and regulatory proposals to address greenhouse gas emissions in the U.S. and other countries, including the Kyoto Protocol.

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

We contribute to multi-employer pension plans according to collective bargaining agreements that cover certain union-represented employees. Participating in these multi-employer plans exposes us to potential liabilities if the multi-employer plan is unable to pay its underfunded obligations or we trigger a withdrawal event. The withdrawal liability is an exit fee for employers who cease contributions to multi-employer defined benefit pension plans with unfunded vested benefits. We participate in several plans which are in the Red Zone for 2025. A plan is in the Red Zone (Critical) if it has a current funded percentage of less than 65.0%. The following risks of participating in these multi-employer plans differ from single employer pension plan risks:

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

We recently announced an increase in our quarterly dividend to $0.17 per share, effective for the first quarter of 2026. Any decision to declare and pay dividends, and the amount of any such dividends, will be dependent on a variety of factors, including compliance with Section 170 of the Delaware General Corporation Law; changes to our capital allocation policies; our results of operations, liquidity and cash flows; contractual restrictions in our debt agreements; economic conditions, including the impact of geopolitical uncertainty and related macroeconomic impacts on our business and financial condition; and other factors the Board of Directors may deem relevant. There can be no assurance that we will declare dividends in any particular amounts or at all, and changes in our dividend policy could adversely affect the market price for our stock.

Our share repurchase program is subject to suspension or termination at any time, and may not enhance long-term stockholder value.

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we are authorized to repurchase shares of our common stock. The share repurchase program may be suspended or terminated at any time. From 2016 through December 31, 2025, we had repurchased an aggregate of 55.3 million shares for approximately $2,388.9 million under our share repurchase program. For the year ended and as of December 31, 2025, we did not repurchase shares under our share repurchase program and had approximately $774.5 million remaining under the share repurchase authorization. Shares may be repurchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. Repurchases of our common stock pursuant to our share repurchase program could affect the market price of our common stock or increase its volatility. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program's effectiveness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Enterprise Risk Management. We utilize an enterprise risk management process undertaken on an ongoing basis pursuant to which we seek to identify various enterprise risks related to product safety and regulatory, global environmental exposure, site environmental matters, IT system interruption and cybersecurity, supply chain matters, business continuity, health and safety incidents and other matters. We have an enterprise risk management group that manages this process, which includes our executive leadership team. Their activities include assessing the risks, prioritizing the risks, measuring the risks, responding to an escalating risk or crisis by implementing mitigation plans and auditing the results.

Cybersecurity Risk Management. We maintain a comprehensive process for assessing, identifying and managing material risks from cybersecurity threats, including risks relating to disruption of business operations or financial reporting systems; intellectual property theft; fraud; violation of data privacy laws and other litigation and legal risk; reputational risk; and risks associated with our use of third-party service providers, as part of our overall risk management system and processes. We address cybersecurity risks and threats through a strategic program based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Our dedicated cybersecurity team oversees and implements our cybersecurity management program, compliance with applicable legal and third-party data privacy requirements and our incident responses. Our team has a crisis management plan for security, communications and disaster recovery events.

We have also implemented additional security measures following the previously disclosed cybersecurity incident of July 2023, such as stronger privileged access policies and enhanced and expanded multi-factor authentication to help prevent unauthorized access to our systems. We face ongoing risks from certain cybersecurity threats, and we cannot provide assurance that, if those risks materialize, our business strategy, results of operations or financial condition will not be materially affected in the future. See "Risk Factors" in ITEM 1A of this Annual Report on Form 10-K for more information on our cybersecurity related risks.

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

Governance

Board Oversight. Our Board of Directors is ultimately responsible for overseeing and reviewing with management the Company's cybersecurity risks and the policies and practices established to manage such risks. In that effort, the Board delegates these responsibilities to the Audit Committee. The Audit Committee receives a cybersecurity update at each of its quarterly meetings from our Executive Vice President, Chief Information Officer ("CIO") or management. These updates address a range of topics, including updates on technology trends, policies and practices, and specific and ongoing efforts to prevent, detect and respond to internal and external critical threats.

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

ITEM 2. PROPERTIES

The following table sets forth certain information regarding our principal facilities by segment, which have been aggregated by principal manufacturing entity, at December 31, 2025.

Name	Location	Type of Facility
Tempur Sealy North America
Sealy Mattress Manufacturing Company, LLC	United States	Manufacturing
Tempur Production USA, LLC	United States	Manufacturing
Sherwood Bedding	United States	Manufacturing
Comfort Revolution, LLC	United States	Manufacturing
Sealy Canada, Ltd.	Canada	Manufacturing
Tempur Sealy Mattress Mexico, S. de R.L. de C.V.	Mexico	Manufacturing

Tempur Sealy International
Dan-Foam ApS	Denmark	Manufacturing
Dreams Limited	United Kingdom	Manufacturing

In addition to the properties listed above, we have other facilities in the U.S. and other countries, the majority under leases with one to ten year terms. We lease the land that our Tempur manufacturing facility in Albuquerque, New Mexico is located, as part of the related industrial revenue bond financing. We have an option to repurchase the land for one dollar upon termination of the lease. We do not have material properties related to our Mattress Firm segment, and nearly all Mattress Firm-operated properties are leased. Our largest Mattress Firm distribution centers are located in New York, Illinois and New Jersey.

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

As of February 23, 2026, we had approximately 86 stockholders of record of our common stock.

Dividends

In February 2026, our Board of Directors declared a cash dividend of $0.17 per share on our common stock. The dividend is payable on March 19, 2026 to shareholders of record on the close of business March 5, 2026. However, payment of future dividends, and the timing and amount thereof, will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements, legal requirements and other factors that our Board of Directors deems relevant. Further, we are subject to certain customary restrictions on dividends under our 2023 Credit Agreement and Indentures. See Note 6, "Debt," in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a discussion of the 2023 Credit Agreement and Indentures.

Issuer Purchases of Equity Securities

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the year ended December 31, 2025, we did not repurchase shares under the program. We had approximately $774.5 million remaining under the share repurchase program as of December 31, 2025.

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

    The following table sets forth purchases of our common stock for the three months ended December 31, 2025:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
October 1, 2025 - October 31, 2025	—	$—	—	$774.5
November 1, 2025 - November 30, 2025	—	$—	—	$774.5
December 1, 2025 - December 31, 2025	—	$—	—	$774.5
Total	—		—

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

2025 Peer Group

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$400
$300
$200
$100
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Somnigroup International Inc.
S&P 500
S&P 400 Consumer Discretionary
2025 Peer Group

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Somnigroup International Inc.	$100.00	$175.60	$130.02	$195.12	$219.18	$348.13
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 400 Consumer Discretionary	100.00	127.69	100.83	125.32	137.12	129.35
2025 Peer Group	100.00	126.14	90.66	103.73	126.22	132.87

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company, including Mattress Firm's financial results for the period February 5, 2025 through December 31, 2025 (the "stub period"). The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" and Part I, ITEM 1A of this Report. Our actual results may differ materially from those contained in any forward-looking statements. For results of operations comparisons relating to years ending December 31, 2024 and 2023, refer to our annual report on Form 10-K, Part II, ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the Securities and Exchange Commission on February 28, 2025.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the years ended December 31, 2025 and 2024, including the following topics:

•an overview of our business and strategy;
•results of operations, including our net sales and costs in the periods presented as well as changes between periods;
•expected sources of liquidity for future operations; and
•our use of certain non-GAAP financial measures.

Business Overview

General

We are the world's largest bedding company, dedicated to transforming how the world sleeps. With superior capabilities in design, manufacturing, distribution and retail, we deliver breakthrough sleep solutions and serve the evolving needs of consumers in over 100 countries worldwide through our fully-owned businesses, Tempur Sealy, Mattress Firm and Dreams.

We operate in three segments: Mattress Firm, Tempur Sealy North America and Tempur Sealy International. These segments are strategic business units that are managed separately. Our Mattress Firm segment consists of retail stores and distribution centers located in the U.S. Our Tempur Sealy North America segment consists of manufacturing, distribution and retail subsidiaries and licensees located in the U.S., Canada and Mexico (other than Mattress Firm retail and distribution locations). Our Tempur Sealy International segment consists of manufacturing, distribution and retail subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). Corporate operating expenses are not included in any of the segments and are presented separately as a reconciling item to consolidated results. We evaluate segment performance based on net sales, gross profit and operating income. For additional information refer to Note 15, "Business Segment Information," included in Part II, ITEM 8 "Financial Statements and Supplementary Data," of this Report.

Our portfolio includes the most highly recognized brands in the industry, including Tempur-Pedic®, Sealy® and Stearns & Foster®, and our global omni-channel platform enables us to meet consumers wherever they shop, offering a personal connection and innovation to provide a unique retail experience and tailored solutions.

As of December 31, 2025, Somnigroup operated 2,852 company-owned stores, including 2,174 Mattress Firm stores, Tempur Sealy owned stores, Dreams stores and joint venture stores. Our distribution model operates through an omni-channel strategy. The Mattress Firm segment sells products through one channel: Direct. The Tempur Sealy North America and Tempur Sealy International segments sell products through two channels: Direct and Wholesale. The Direct channel includes product sales through company-owned stores, e-commerce and call centers. The Wholesale channel includes all product sales to third-party retailers, including third-party distribution, hospitality and healthcare.

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

The global bedding industry was challenged in 2025 due to certain macroeconomic pressures on the consumer. Ongoing geopolitical conflicts, including trade disputes and the imposition of tariffs, along with the potential for U.S. government shutdowns, may also introduce further uncertainty for the consumer. We have taken actions to mitigate the impact of proposed tariffs, and we implemented pricing actions to mitigate the remaining impact. The majority of our products sold in the U.S. are also manufactured in the U.S. Accordingly, we believe proposed tariffs will not have a material impact on our results of operations in 2026. However, the duration and extent of tariffs remain uncertain, and we are continuing to evaluate the potential future impacts of the imposition of tariffs. We expect to outperform the bedding industry as a result of our investments in new product launches and continued investments in innovation, quality, advertising and customer service.

Acquisition of Mattress Firm

On February 5, 2025, we completed the acquisition of Mattress Firm for an aggregate purchase price of approximately $5.1 billion, net of cash acquired of $0.3 billion. The aggregate purchase price consisted of $3.1 billion in cash and approximately 34.2 million shares of our common stock valued at $65.65 per share, which represents the simple average of the opening and closing price per share of our common stock on the NYSE on the trading day immediately prior to the date of acquisition, with the value of any fractional shares paid in cash.

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

Mattress Firm operates as a separate business segment. Mattress Firm's financial results for the stub period are included in our Condensed Consolidated Financial Statements for the year ended December 31 2025.

On May 1, 2025, we completed the previously announced divestiture of 73 Mattress Firm retail locations and our Sleep Outfitters subsidiary, which included 103 specialty mattress retail locations and seven distribution centers to MW SO Holdings Company, LLC ("Mattress Warehouse"). In the year ended December 31, 2025, we recorded a $13.9 million loss on disposal of business associated with the divestiture, net of proceeds of $9.0 million, which did not have a material impact on our results of operations.

Product Launches

In 2025, we launched an all-new collection of Sealy Posturepedic® products in North America. This reinvention of the Sealy Posturepedic® brand is strategically aimed at reigniting growth in the mid-to-entry level market, which has experienced outsized pressures relative to other price points in recent years. The new collection incorporates innovative technologies, including our proprietary PrecisionFit™ coils which were expertly designed to provide superior support.

In 2026, we plan to launch an all new collection of Stearns & Foster products in North America. This new line is designed to further elevate our high‑end traditional innerspring brand by introducing incremental technologies, expanding our range of hybrid offerings, and providing a refreshed aesthetic.

Omni-Channel Distribution

We employ a balanced omni-channel strategy, which we believe enhances the overall global sales potential and profitability of Somnigroup.

Our direct channel is led by over 2,100 Mattress Firm retail stores and e-commerce in the U.S. and over 200 Dreams locations and e-commerce in the U.K, with additional brick and mortar stores and e-commerce channels in many other key markets around the world. We see opportunity to continue to drive sales growth on a per store basis across our existing footprint. There may be opportunities to open a new store or relocate a store to further optimize economics in the U.S. and U.K., and we foresee meaningful opportunity to continue to expand our brick-and-mortar presence in other key markets worldwide. We also have opportunity to continue to drive sales through our e-commerce channels globally.

Our wholesale distribution is comprised of a diverse group of strong retail partners with more than 20,000 doors, primarily concentrated in the U.S. While we are well represented at third-party retailers in the U.S. today, there are opportunities to both increase the presence of our brands with retail partners and to sell into certain key retailers that do not have our products on their floors today. We also have significant opportunity to expand our third-party retail distribution in our international business.

In addition to offering a portfolio of some of the most highly recognized brands in the industry, we also offer non-branded products through our OEM business. These offerings include mattresses, pillows and other bedding products and components, at a wide range of price points. Our non-branded offerings complement our suite of branded products, expanding our capability to service third-party retailers and creating opportunity to capture manufacturing profits from bedding brands outside our own. We target obtaining a meaningful share of the OEM market in the long-term.

We have been focused on building our direct channel, both online and company-owned retail stores. The development of our online business has been particularly important as consumers have grown more comfortable shopping for bedding products online. Following the acquisition of Mattress Firm, over 60% of our global sales are direct-to-consumer and no customer represents more than 5% of global sales. Our expanded direct channel distribution complements our wholesale business, and we believe this balanced approach enhances the overall global sales potential and profitability of Somnigroup.

2025 Results of Operations

A summary of our results for the year ended December 31, 2025 include:

•Total net sales increased 51.6% to $7,476.5 million as compared to $4,930.9 million in 2024, primarily driven by the inclusion of $3,505.4 million of Mattress Firm sales for the stub period, offset by the elimination of $976.2 million of sales from the Tempur Sealy North America segment to the Mattress Firm segment for the stub period.

•Gross margin was 42.6% as compared to 41.1% in 2024. Adjusted gross margin, which is a non-GAAP financial measure, was 44.4% as compared to 41.9% in 2024.

•Operating income increased 19.0% to $754.9 million as compared to $634.2 million in 2024. Adjusted operating income, which is a non-GAAP financial measure, increased 41.2% to $1,018.7 million as compared to $721.3 million in 2024. Both were primarily driven by the inclusion of Mattress Firm and realized sales and cost synergies.
•Net income decreased 0.1% to $384.1 million as compared to $384.3 million in 2024. Adjusted net income, which is a non-GAAP financial measure, increased 24.2% to $565.3 million as compared to $455.1 million in 2024.

•Earnings per diluted share ("EPS") decreased 14.8% to $1.84 as compared to $2.16 in 2024. Adjusted EPS, which is a non-GAAP financial measure, increased 5.9% to $2.70 as compared to $2.55 in 2024.

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

The following table sets forth the various components of our Consolidated Statements of Income and expresses each component as a percentage of net sales:

(in millions, except percentages and	Year Ended December 31,
per common share amounts)	2025		2024
Net sales	$7,476.5	100.0%	$4,930.9	100.0%
Cost of sales	4,293.3	57.4	2,903.0	58.9
Gross profit	3,183.2	42.6	2,027.9	41.1
Selling and marketing expenses	1,739.0	23.3	939.4	19.1
General, administrative and other expenses	695.0	9.3	473.2	9.6
Loss on disposal of business	13.9	0.2	—	—
Equity income in earnings of unconsolidated affiliates	(19.6)	(0.3)	(18.9)	(0.4)
Operating income	754.9	10.1	634.2	12.9

Other expense, net:
Interest expense, net	267.9	3.6	134.8	2.7
Other expense (income), net	6.0	0.1	(4.9)	(0.1)
Total other expense, net	273.9	3.7	129.9	2.6

Income before income taxes	481.0	6.4	504.3	10.2
Income tax provision	(95.7)	(1.3)	(118.6)	(2.4)
Net income before non-controlling interest	385.3	5.2	385.7	7.8
Less: Net income attributable to non-controlling interest	1.2	—	1.4	—
Net income attributable to Somnigroup International Inc.	$384.1	5.2%	$384.3	7.8%

Earnings per common share:
Basic	$1.86		$2.21
Diluted	$1.84		$2.16

Weighted average common shares outstanding:
Basic	206.0		173.6
Diluted	209.2		178.2

NET SALES

	Year Ended December 31,
	Consolidated		Mattress Firm		Tempur Sealy North America		Tempur Sealy International
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Net sales by channel
Direct	$4,745.9	$1,229.3	$3,505.4	$—	$437.6	$513.7	$802.9	$715.6
Wholesale	2,730.6	3,701.6	—	—	2,263.6	3,275.2	467.0	426.4
Total net sales	$7,476.5	$4,930.9	$3,505.4	$—	$2,701.2	$3,788.9	$1,269.9	$1,142.0

    Net sales increased 51.6%, and on a constant currency basis increased 51.1%. The change in net sales was driven by the following:

•Mattress Firm net sales were $3,505.4 million for the stub period.

•Tempur Sealy North America net sales decreased $1,087.7 million, or 28.7%. Net sales in the Wholesale channel decreased $1,011.6 million, or 30.9%, primarily driven by a 29.8% decline from the elimination of inter-segment sales to Mattress Firm of $976.2 million and the impacts of foreclosed distribution. Net sales in the Direct channel decreased $76.1 million, or 14.8%, primarily driven by a decrease in sales from the divestiture of Sleep Outfitters.

•Tempur Sealy International net sales increased $127.9 million, or 11.2%, primarily driven by expanded distribution. On a constant currency basis, International net sales increased 8.3%. Net sales in the Direct channel increased 8.8% on a constant currency basis. Net sales in the Wholesale channel increased 7.6% on a constant currency basis.

GROSS PROFIT

	Year Ended December 31,
	2025		2024		Margin Change
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	2025 vs 2024
Mattress Firm	$1,171.7	33.4%	$—	—%	33.4%
Tempur Sealy North America	1,383.8	51.2%	1,466.7	38.7%	12.5%
Tempur Sealy International	627.7	49.4%	561.2	49.1%	0.3%
Consolidated gross margin	$3,183.2	42.6%	$2,027.9	41.1%	1.5%

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

    Our gross margin is primarily impacted by the relative amount of net sales contributed by our premium or value products. Our value products have a significantly lower gross margin than our premium products. If sales of our value priced products increase relative to sales of our premium products, our gross margins will be negatively impacted across all segments.

    Our gross margin is also impacted by fixed cost leverage based on manufacturing unit volumes; the cost of raw materials; operational efficiencies due to the utilization in our manufacturing facilities; product, brand, channel and country mix; foreign exchange fluctuations; volume incentives offered to certain retail accounts; participation in our retail cooperative advertising programs; vendor incentives earned on supply agreements; retail store fixed cost leverage based on unit volumes and costs associated with new product introductions. Future changes in raw material prices could have a significant impact on our gross margin. Our margins are also impacted by the growth in our Wholesale channel as sales in our Wholesale channel are at wholesale prices whereas sales in our Direct channel are at retail prices.

    Gross margin improved 150 basis points. The principal factors impacting gross margin for each segment are discussed below:

•Mattress Firm gross margin was 33.4% for the stub period.

•Tempur Sealy North America gross margin improved 1,250 basis points. The improvement in gross margin was primarily driven by the elimination of sales to Mattress Firm of 1,360 basis points and operational efficiencies of 100 basis points. These improvements were partially offset by expense deleverage of 70 basis points. Additionally, we incurred $78.0 million of one-time business combination accounting adjustments related to the Mattress Firm Acquisition.

•Tempur Sealy International gross margin improved 30 basis points. The improvement in gross margin was primarily driven by operational efficiencies.

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

	Year Ended December 31,
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
(in millions)	Consolidated		Mattress Firm		Tempur Sealy North America		Tempur Sealy International		Corporate
Operating expenses:
Advertising	$692.2	$470.9	$197.9	$—	$393.2	$382.0	$101.1	$88.9	$—	$—
Other selling and marketing	1,046.8	468.5	575.1	—	254.6	270.6	199.4	181.7	17.7	16.2
General, administrative and other	695.0	473.2	203.8	—	172.9	202.0	125.6	114.6	192.7	156.6
Total operating expense	$2,434.0	$1,412.6	$976.8	$—	$820.7	$854.6	$426.1	$385.2	$210.4	$172.8

    Operating expenses increased $1,021.4 million, or 72.3%, and increased 400 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are discussed below:

•Mattress Firm operating expenses were $976.8 million for the stub period.

•Tempur Sealy North America operating expenses decreased $33.9 million, or 4.0%, and increased 780 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreases in bad debt expense related to retailer bankruptcies and other selling and marketing, partially offset by investments in advertising.

•Tempur Sealy International operating expenses increased $40.9 million, or 10.6%, and decreased 10 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives. Additionally, we recorded a $6.2 million impairment charge related to certain cloud-based computing arrangements.

•Corporate operating expenses increased $37.6 million, or 21.8%. The increase in operating expenses was primarily driven by increased costs related to the Mattress Firm Acquisition.

    Research and development expenses for the year ended December 31, 2025 were $32.9 million as compared to $30.8 million for the year ended December 31, 2024, an increase of $2.1 million, or 6.8%.

OPERATING INCOME

	Year Ended December 31,
	2025		2024		Margin Change
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	2025 vs 2024
Mattress Firm	$190.8	5.4%	$—	—%	5.4%
Tempur Sealy North America	553.3	20.5%	612.1	16.2%	4.3%
Tempur Sealy International	221.2	17.4%	194.9	17.1%	0.3%
	965.3		807.0
Corporate expenses	(210.4)		(172.8)
Total operating income	$754.9	10.1%	$634.2	12.9%	(2.8)%

    Operating income increased $120.7 million and operating margin declined 280 basis points. The increase was driven by the following:

•Mattress Firm operating income was $190.8 million and operating margin was 5.4% for the stub period. Additionally, we incurred a $4.1 million loss on disposal of business associated with the divestiture of 73 retail stores.

•Tempur Sealy North America operating income decreased $58.8 million and operating margin improved 430 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 1,250 basis points, partially offset by operating expense deleverage of 780 basis points. Additionally, we incurred a $9.8 million loss on disposal of business associated with the divestiture of Sleep Outfitters.

•Tempur Sealy International operating income increased $26.3 million and operating margin improved 30 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 30 basis points and operating expense leverage of 10 basis points, partially offset by Asia joint venture performance.

•Corporate operating expenses increased $37.6 million, which negatively impacted our consolidated operating margin. The increase in operating expenses was primarily driven by increased costs related to the Mattress Firm Acquisition.

INTEREST EXPENSE, NET

	Year Ended December 31,		Percent Change
(in millions, except percentages)	2025	2024	2025 vs 2024
Interest expense, net	$267.9	$134.8	98.7%

Interest expense, net, increased $133.1 million, or 98.7%. The increase in interest expense, net, was primarily driven by increased average levels of outstanding variable rate debt as a result of the Mattress Firm Acquisition.

INCOME TAX PROVISION

	Year Ended December 31,		Percent Change
(in millions, except percentages)	2025	2024	2025 vs 2024
Income tax provision	$95.7	$118.6	(19.3)%
Effective tax rate	19.9%	23.5%	(15.3)%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our domestic and foreign operations.

Our income tax provision decreased $22.9 million due to a decrease in income before income taxes. Our 2025 effective tax rate decreased 360 basis points as compared to 2024. The 2025 effective tax rate as compared to the U.S. federal statutory tax rate included a net favorable impact of discrete items, primarily related to excess tax benefits from the vesting of certain stock awards under our incentive stock compensation plan and other discrete items, including the impact of the Mattress Firm Acquisition. The 2024 effective tax rate as compared to the U.S. federal statutory tax rate also included a net favorable impact of discrete items, primarily related to excess tax benefits from the vesting of certain stock awards under our incentive stock compensation plan and other discrete items.

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

Cash and Working Capital

Cash and cash equivalents were $134.9 million and $117.4 million, as of December 31, 2025 and 2024, respectively. We had a working capital deficit of $271.1 million as of December 31, 2025, as compared to working capital of $105.1 million as of December 31, 2024. The reduction in our working capital to a deficit position in 2025 was primarily driven by a $272.8 million increase in our short-term operating lease obligations as a result of the Mattress Firm Acquisition, and we will generally operate with a working capital deficit in the future.

The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(in millions)	2025	2024
Net cash provided by (used in) continuing operations:
Operating activities	$800.1	$666.5
Investing activities	(3,024.3)	(96.7)
Financing activities	616.9	1,077.4
Cash provided by operating activities increased $133.6 million in 2025 as compared to 2024, primarily driven by the Mattress Firm Acquisition and strong operational performance. Net income was unfavorably impacted by certain non-cash items, including an $84.4 million increase in depreciation and amortization expense and a $45.0 million increase in deferred income taxes, both of which were primarily driven by the Mattress Firm Acquisition.

Cash used in investing activities increased $2,927.6 million in 2025 as compared to 2024. The increase in cash used in investing activities was driven by cash used to partially fund the Mattress Firm Acquisition.

Cash provided by financing activities decreased $460.5 million in 2025 as compared to 2024. In 2025, we had net borrowings of $849.8 million as compared to net borrowings of $1,246.4 in 2024 in order to fund the Mattress Firm Acquisition. We repurchased shares of our common stock to satisfy tax withholding obligations upon the vesting of our long-term incentive plans for $132.4 million in 2025 as compared to $43.8 million in 2024. Additionally, we paid dividends to shareholders of $127.4 million in 2025 as compared to $92.7 million in 2024. Proceeds from exercise of stock options increased $49.0 million in 2025 as compared to 2024.

Capital Expenditures

Capital expenditures were $166.9 million and $97.3 million for the years ended December 31, 2025 and 2024, respectively. We currently expect our 2026 capital expenditures to be approximately $250 million, including $75 million of one-time investments to refresh Mattress Firm stores.

Indebtedness

Our total debt increased to $4,717.3 million as of December 31, 2025 from $3,844.5 million as of December 31, 2024. Total availability under our revolving senior secured credit facility was $638.7 million as of December 31, 2025. Refer to Note 6, "Debt" in our Condensed Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of our debt.

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

As of December 31, 2025, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure defined in the 2023 Credit Agreement, was 3.21 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2023 Credit Agreement, which limits this ratio to 5.00 times. As of December 31, 2025, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. For the year ended December 31, 2025, we did not repurchase shares under our share repurchase program and had approximately $774.5 million remaining under our share repurchase program.

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

We manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. In 2026, we expect to return to our target leverage range of 2.0 to 3.0 times and allocate at least 50% of free cash flow, which is a non-GAAP financial measure, to dividends and share repurchases. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," of this Report.

Future Liquidity Sources and Uses

As of December 31, 2025, we had $773.6 million of liquidity, including $134.9 million of cash on hand and $638.7 million available under our 2023 Credit Agreement. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, debt service obligations, share repurchases and dividend payments.

Our capital allocation strategy follows a balanced approach focused on supporting the business and returning shareholder value through strategic acquisition opportunities that enhance our global competitiveness, as well as quarterly dividends and opportunistic share repurchases. In 2026, we expect to return to our target leverage range of 2.0 to 3.0 times and allocate at least 50% of free cash flow, which is a non-GAAP financial measure, to dividends and share repurchases. During the first quarter of 2026, we will repurchase shares to satisfy tax withholding obligations upon the vesting of certain long-term incentive awards in the ordinary course of business.

The Board of Directors declared a dividend of $0.17 per share for the first quarter of 2026. The dividend is payable on March 19, 2026 to shareholders of record as of March 5, 2026.

As of December 31, 2025, we had $4,717.3 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $4,582.4 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 3.21 times for the year ended December 31, 2025. We currently expect our target leverage ratio to return to 2.0 to 3.0 times in the first half of 2026. Total cash interest payments related to our borrowings are expected to be approximately $225 million in 2026.

Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Similarly, our cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that we may complete may also impact our cash requirements and debt service obligations.

Material Cash Requirements

Our material cash requirements as of December 31, 2025 are summarized below:

(in millions)	Payment Due By Period
Contractual Obligations	2026	2027	2028	2029	2030	Thereafter	Total Obligations
Debt (1)	$167.1	$82.2	$1,507.7	$826.0	$27.3	$1,996.4	$4,606.7
Letters of credit	34.8	—	—	—	—	—	34.8
Interest payments (2)	227.3	193.8	189.2	145.6	135.4	97.6	988.9
Operating lease obligations	499.8	450.2	380.5	321.1	225.8	473.4	2,350.8
Finance lease obligations (3)	25.1	23.0	20.4	16.3	12.4	13.4	110.6
Pension obligations	1.5	1.5	1.6	1.7	1.9	24.8	33.0
Total (4)	$955.6	$750.7	$2,099.4	$1,310.7	$402.8	$2,605.6	$8,124.8

(1)Debt excludes finance lease obligations and deferred financing costs.
(2)Interest payments represent obligations under our debt outstanding as of December 31, 2025, applying December 31, 2025 interest rates and assuming scheduled payments are paid as contractually required through maturity. Interest payments may differ in future periods as a result of financing activities required to fund our operations and capital allocation strategies.
(3)The payments due for finance lease obligations excludes $16.8 million in future payments for interest.
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

Key Highlights

	Year Ended December 31,
(in millions, except percentages and per common share amounts)	2025	2024	% Change	% Change Constant Currency (1)
Net sales	$7,476.5	$4,930.9	51.6%	51.1%
Net income	$384.1	$384.3	(0.1)%	(1.1)%
Adjusted net income (1)	$565.3	$455.1	24.2%	23.3%
EPS	$1.84	$2.16	(14.8)%	(15.7)%
Adjusted EPS (1)	$2.70	$2.55	5.9%	5.1%

(1)	Non-GAAP financial measure. Please refer to the reconciliations in the following tables.

Adjusted Net Income and Adjusted EPS

A reconciliation of reported net income to adjusted net income and the calculation of adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below.

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(in millions, except per common share amounts)	2025	2024
Net income	$384.1	$384.3
Acquisition-related costs (1)	114.2	—
Transaction costs (2)	56.0	47.8
Business combination charges (3)	53.8	—
Loss on disposal of business (4)	13.9	—
Supply chain transition costs (5)	12.1	9.5
Disposition-related costs (6)	10.5	—
Transaction-related interest expense, net (7)	6.8	9.8
Cloud-based computing arrangements impairment (8)	6.2	—
Customer-related transition charges (9)	—	26.7
Operational start-up costs (10)	—	3.1
Cybersecurity event (11)	—	(4.9)
Adjusted income tax provision (12)	(92.3)	(21.2)
Adjusted net income	$565.3	$455.1

Adjusted earnings per share, diluted	$2.70	$2.55

Diluted shares outstanding	209.2	178.2

(1)	In the year ended 2025, we recognized $114.2 million of acquisition-related costs following the Mattress Firm Acquisition, primarily related to one-time business combination accounting and purchase price allocation adjustments, professional fees and restructuring costs.
(2)	In the year ended 2025, we recorded $56.0 million of transaction costs primarily related to the Mattress Firm Acquisition and related divestitures. In the year ended 2024, we recorded $47.8 million of transaction costs, primarily related to legal and professional fees associated with the acquisition of Mattress Firm.
(3)	In the year ended 2025, we recognized $53.8 million of business combination charges related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan, the CEO transaction bonus, professional fees and restructuring costs.
(4)	In the year ended 2025, we recorded a $13.9 million loss on disposal of business, net of proceeds of $9.0 million, associated with the divestiture of 73 Mattress Firm stores and our Sleep Outfitters subsidiary.
(5)	In the years ended 2025 and 2024, we recorded $12.1 million and $9.5 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, respectively.
(6)	In the year ended 2025, we recorded $10.5 million of disposition-related costs, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse.
(7)	In the year ended 2025, we incurred $6.8 million of transaction-related interest expense, net of interest income, related to the Term B Loan drawn and held in escrow. The proceeds of the Term B Loan were released upon the closing of the acquisition of Mattress Firm on February 5, 2025. In the year ended 2024, we incurred $9.8 million of transaction-related interest expense.
(8)	In the year ended 2025, we recorded $6.2 million of impairment charges related to certain cloud-based computing arrangements.
(9)	In the year ended 2024, we recorded $26.7 million of transition charges as a result of a customer's acquisition which foreclosed on our OEM distribution to this customer.
(10)	In the year ended 2024, we recorded $3.1 million of operational start-up costs related to the capacity expansion of our manufacturing and distribution facilities in the U.S.
(11)	In the year ended 2024, we received proceeds of $4.9 million for an insurance claim related to the previously disclosed cybersecurity event identified on July 23, 2023.
(12)	Adjusted income tax provision represents the tax effects associated with the aforementioned items and other non-recurring discrete items.

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

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the year ended December 31, 2025.

	FULL YEAR 2025
(in millions, except percentages)	Consolidated	Margin	Mattress Firm	Margin	Tempur Sealy North America	Margin	Tempur Sealy International	Margin	Corporate
Net sales	$7,476.5		$3,505.4		$2,701.2		$1,269.9		$—

Gross profit	$3,183.2	42.6%	$1,171.7	33.4%	$1,383.8	51.2%	$627.7	49.4%	$—
Adjustments:
Acquisition-related charges (1)	95.4		17.4		78.0		—		—
Business combination charges (2)	30.1		26.5		3.6		—		—
Disposition-related costs (3)	3.7		1.4		2.3		—		—
Supply chain transition costs (4)	3.5		—		3.5		—		—
Total adjustments	132.7		45.3		87.4		—		—

Adjusted gross profit	$3,315.9	44.4%	$1,217.0	34.7%	$1,471.2	54.5%	$627.7	49.4%	$—

Operating income (expense)	$754.9	10.1%	$190.8	5.4%	$553.3	20.5%	$221.2	17.4%	$(210.4)
Adjustments:
Acquisition-related charges (1)	114.2		34.2		78.0		—		2.0
Transaction costs (5)	58.9		3.5		—		—		55.4
Business combination charges (2)	57.2		30.6		3.6		—		23.0
Loss on disposal of business (6)	13.9		4.1		9.8		—		—
Disposition-related costs (3)	8.3		2.9		5.4		—		—
Cloud-based computing arrangements impairment (7)	6.2		—		—		6.2		—
Supply chain transition costs (4)	5.1		—		5.1		—		—
Total adjustments	263.8		75.3		101.9		6.2		80.4

Adjusted operating income (expense)	$1,018.7	13.6%	$266.1	7.6%	$655.2	24.3%	$227.4	17.9%	$(130.0)

(1)	In the year ended 2025, we recognized $114.2 million of acquisition-related costs following the Mattress Firm Acquisition. Cost of sales included $95.4 million, primarily related to one-time business combination accounting and purchase price allocation adjustments. Operating expenses included $18.8 million of professional fees and restructuring costs.
(2)	In the year ended 2025, we recorded $53.8 million of business combination charges. Cost of sales included $30.1 million of charges primarily related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan. Operating expenses included $27.1 million related to the CEO transaction bonus, professional fees and restructuring costs. Other expenses consisted of a benefit of $3.4 million.
(3)	In the year ended 2025, we recorded $10.5 million of disposition-related costs, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse. Cost of sales included $3.7 million of expenses and operating expenses included $4.6 million. Other expenses included $2.2 million.
(4)	In the year ended 2025, we recorded $12.1 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $3.5 million recorded in cost of sales and $1.6 million recorded in operating expenses. Other expenses included $7.0 million of costs, primarily related to a manufacturing facility lease termination.
(5)	In the year ended 2025, we recorded $58.9 million of transaction costs primarily related to the Mattress Firm Acquisition and related divestitures, including a $2.9 million benefit in other income.
(6)	In the year ended 2025, we recorded a $13.9 million loss on disposal of business, net of proceeds of $9.0 million, associated with the divestiture of 73 Mattress Firm stores and our Sleep Outfitters subsidiary.
(7)	In the year ended 2025, we recorded $6.2 million of impairment charges related to certain cloud-based computing arrangements.

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the year ended December 31, 2024.

	FULL YEAR 2024
(in millions, except percentages)	Consolidated	Margin	Tempur Sealy North America	Margin	Tempur Sealy International	Margin	Corporate
Net sales	$4,930.9		$3,788.9		$1,142.0		$—

Gross profit	$2,027.9	41.1%	$1,466.7	38.7%	$561.2	49.1%	$—
Adjustments:
Customer-related transition charges (1)	21.9		21.9		—		—
Supply chain transition costs (2)	9.3		9.3		—		—
Operational start-up costs (3)	3.1		3.1		—		—
Transaction costs (4)	2.4		2.4		—		—
Total adjustments	36.7		36.7		—		—

Adjusted gross profit	$2,064.6	41.9%	$1,503.4	39.7%	$561.2	49.1%	$—

Operating income (expense)	$634.2	12.9%	$612.1	16.2%	$194.9	17.1%	$(172.8)
Adjustments:
Transaction costs (4)	47.8		2.5		—		45.3
Customer-related transition charges (1)	26.7		26.7		—		—
Supply chain transition costs (2)	9.5		9.5		—		—
Operational start-up costs (3)	3.1		3.1		—		—
Total adjustments	87.1		41.8		—		45.3

Adjusted operating income (expense)	$721.3	14.6%	$653.9	17.3%	$194.9	17.1%	$(127.5)

(1)	In the year ended 2024, we recorded $26.7 million of transition charges as a result of a customer's acquisition which foreclosed on our OEM distribution to this customer, with $21.9 million recorded in cost of sales and $4.8 million in operating expenses.
(2)	In the year ended 2024, we recorded $9.5 million of supply chain transition costs primarily in cost of sales associated with the consolidation of certain manufacturing facilities.
(3)	In the year ended 2024, we recorded $3.1 million of operational start-up costs in cost of sales for the capacity expansion of our manufacturing and distribution facilities in the U.S.
(4)	In the year ended 2024, we recorded $47.8 million of transaction costs, primarily related to legal and professional fees associated with the acquisition of Mattress Firm, with $2.4 million recorded in cost of sales and $45.4 million in operating expenses.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the years ended December 31, 2025 and 2024:

	Year Ended
(in millions)		December 31, 2025		December 31, 2024
Net income		$384.1		$384.3
Interest expense, net		261.1		125.0
Transaction-related interest expense, net (1)		6.8		9.8
Income tax provision		95.7		118.6
Depreciation and amortization		291.6		203.9
EBITDA		$1,039.3		$841.6
Adjustments:
Acquisition-related costs (2)		114.2		—
Transaction costs (3)		56.0		47.8
Business combination charges (4)		53.8		—
Loss on disposal of business (5)		13.9		—
Supply chain transition costs (6)		12.1		9.5
Disposition-related costs (7)		10.5		—
Cloud-based computing arrangements impairment (8)		6.2		—
Customer-related transition charges (9)		—		26.7
Operational start-up costs (10)		—		3.1
Cybersecurity event (11)		—		(4.9)
Adjusted EBITDA		$1,306.0		$923.8
Adjustments for financial covenant purposes:
Loss from unrestricted subsidiary (12)		3.1		—
Earnings from Mattress Firm prior to acquisition (13)		18.7		—
Future cost synergies to be realized from Mattress Firm Acquisition (14)		100.0		—
Adjusted EBITDA per credit facility		$1,427.8		$923.8

Consolidated indebtedness less netted cash		$4,582.4		$2,134.8

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	3.21	times	2.31	times

(1)	In the year ended 2025, we incurred $6.8 million of transaction-related interest expense, net of interest income, related to the Term B Loan drawn and held in escrow. The proceeds of the Term B Loan were released upon the closing of the acquisition of Mattress Firm on February 5, 2025. In the year ended 2024, we incurred $9.8 million of transaction related interest expense.
(2)	In the year ended 2025, we recorded $114.2 million of acquisition-related costs following the Mattress Firm Acquisition, primarily related to one-time business combination accounting and purchase price allocation adjustments, professional fees and restructuring costs.
(3)	In the year ended 2025, we recorded $56.0 million of transaction costs primarily related to the Mattress Firm Acquisition and related divestitures. In the year ended 2024, we recorded $47.8 million of transaction costs, primarily related to legal and professional fees associated with the acquisition of Mattress Firm.
(4)	In the year ended 2025, we recorded $53.8 million of business combination charges primarily related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan, the CEO transaction bonus, professional fees and restructuring costs.
(5)	In the year ended 2025, we recorded a $13.9 million loss on disposal of business, net of proceeds of $9.0 million, associated with the divestiture of 73 Mattress Firm stores and our Sleep Outfitters subsidiary.
(6)	In the years ended 2025 and 2024, we recorded $12.1 million and $9.5 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, respectively.
(7)	In the year ended 2025, we recorded $10.5 million of disposition-related costs, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse.
(8)	In the year ended 2025, we recorded $6.2 million of impairment charges related to certain cloud-based computing arrangements.
(9)	In the year ended 2024, we recorded $26.7 million of transition charges as a result of a customer's acquisition which foreclosed on our OEM distribution to this customer.
(10)	In the year ended 2024, we recorded $3.1 million of operational start-up costs for the capacity expansion of our manufacturing and distribution facilities in the U.S.
(11)	In the year ended 2024, we received proceeds of $4.9 million for an insurance claim related to the previously disclosed cybersecurity event identified on July 23, 2023.
(12)	A subsidiary in the Tempur Sealy North America business segment was accounted for as held for sale and designated as an unrestricted subsidiary under the 2023 Credit Agreement. Therefore, this subsidiary's financial results were excluded from our adjusted financial measures for covenant compliance purposes.
(13)	We completed the Mattress Firm Acquisition on February 5, 2025 and designated this subsidiary as restricted under the 2023 Credit Agreement. For covenant compliance purposes, we included $18.7 million of Mattress Firm adjusted EBITDA for the period prior to acquisition in our calculation of adjusted EBITDA per credit facility for the year ended December 31, 2025.
(14)	For the year ended 2025, we are permitted to include $100.0 million of future cost synergies expected to be realized in connection with acquisitions for the purpose of calculating adjusted EBITDA in accordance with the 2023 Credit Agreement.

Under the 2023 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the year ended December 31, 2025, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2023 Credit Agreement.

The ratio of consolidated indebtedness less netted cash to adjusted EBITDA was 3.21 times for the trailing twelve months ended December 31, 2025. The 2023 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of December 31, 2025 and 2024. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2023 Credit Agreement for purposes of certain financial covenants.

(in millions)	December 31, 2025	December 31, 2024
Total debt, net	$4,685.7	$3,809.9
Plus: Deferred financing costs (1)	31.6	34.6
Consolidated indebtedness	$4,717.3	$3,844.5
Less: Netted cash (2)	134.9	1,709.7
Consolidated indebtedness less netted cash	$4,582.4	$2,134.8

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

We allow product returns through certain sales channels and on certain products. The accrued sales returns in the accompanying Consolidated Balance Sheets, which include a current balance in accrued expenses and other current liabilities and a non-current balance in other non-current liabilities, was $106.9 million and $44.2 million as of December 31, 2025 and 2024, respectively. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. We considered the impact of recoverable salvage value on sales returns by product in determining its estimate of future sales returns. We recognized a return asset for the right to recover the goods returned by the customer. The right of return asset is recognized on a gross basis outside of the accrued sales returns and is not material to our Consolidated Balance Sheets. Our level of sales returns differs by channel, with our Direct channel typically experiencing a higher rate of returns. In the event future sales returns claims are higher than our historical experiences, such as a 50 basis point increase, the impact would not be material to the Consolidated Financial Statements.

The allowance for credit losses is our best estimate of the amount of estimated lifetime credit losses in our accounts receivable. The allowance for credit losses included in accounts receivable, net in the accompanying Consolidated Balance Sheets, was $39.2 million and $80.4 million as of December 31, 2025 and 2024, respectively. We regularly review the adequacy of our allowance for credit losses. We estimate losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025, our accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms.

The credit environment in which our customers operate has been relatively stable over the past few years. Historically, less than 1.0% of net sales ultimately prove to be uncollectible. Total bad debt expense was $5.6 million in 2025, $22.5 million in 2024 and $8.2 million in 2023. If circumstances change, for example, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer's ability to meet our financial obligations such as bankruptcies, estimates of the recoverability of receivable amounts due could be reduced.

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

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. A valuation allowance is recorded against certain deferred tax assets to reduce the consolidated deferred tax asset to an amount that will, more likely than not, be realized in future periods. At December 31, 2025, the valuation allowance of $48.7 million was primarily related to certain tax attributes both domestically and in various foreign jurisdictions. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of foreign and domestic tax loss carryforwards and credits and the expiration dates of such tax loss carryforwards.

We did not recognize tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2025, our estimated gross unrecognized tax benefits were $30.7 million which, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred or when required by accounting standards.

We test goodwill for impairment at the reporting unit level. Our reporting units are Mattress Firm, Tempur Sealy North America, Tempur Sealy International (excluding Dreams) and Dreams. Mattress Firm was added as a separate reporting unit upon acquisition of the business on February 5, 2025. We test individual indefinite-lived intangible assets at the brand level. These assessments may be performed quantitatively or qualitatively.

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

In 2025, other than the addition of the Mattress Firm reporting unit, we did not make any changes to our reporting units or the accounting methodology we use to assess impairment loss on goodwill and indefinite-lived intangible assets. Prior to 2025, Management performed an assessment of the impairment of goodwill for our reporting units and indefinite-lived intangible assets using a quantitative approach, which indicated that the fair values of each of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. In 2025, we elected to qualitatively perform our annual impairment analysis for all reporting units and indefinite-lived intangible assets. Subsequent to our October 1, 2025 annual impairment test, no indications of impairment were identified.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary exposure to interest rate risk is due to our variable-rate debt agreements, including our 2023 Credit Agreement. These variable-rate debt agreements use Secured Overnight Financing Rate ("SOFR"), which is subject to fluctuation and uncertainty. As of December 31, 2025, the value of our variable-rate debt was $3,006.7 million. A sensitivity analysis using a one hundred basis point increase in interest rates on our variable-rate debt as of December 31, 2025, and holding other variables consistent, would cause an estimated reduction in income before income taxes of $30.1 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize our interest rate risk and expense.

Foreign Currency Exchange Risk

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at December 31, 2025, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $4.0 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

During the year ended 2025, we converted $150.0 million of our 4.00% fixed-rate USD-denominated 2029 Senior Notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at rate of 1.9809%. We have designated these cross currency swap agreements as net investment hedges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Somnigroup International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Somnigroup International Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026, expressed an unqualified opinion thereon.

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

Accounting for the Acquisition of Mattress Firm Group Inc. (Mattress Firm)

Description of the Matter
As described in Note 3 of the consolidated financial statements, on February 5, 2025, the Company completed its acquisition of Mattress Firm Group Inc. (Mattress Firm) for a total purchase price of $5,141.4 million. The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations. The consideration paid in the acquisition must be allocated to the acquired assets and liabilities assumed, generally based on their fair value with the excess of the purchase price over those fair values allocated to goodwill.

Auditing the Company’s accounting for its acquisition of Mattress Firm was complex primarily due to the significant estimation uncertainty involved in estimating the fair value of the trade name intangible asset and significant judgment regarding the recognition of the deferred tax liability for stock basis recapture stemming from Mattress Firm’s 2018 debt restructuring. The significant assumptions used to estimate the fair value of the trade name intangible asset included the forecasted revenue, revenue growth, royalty rate, and discount rate assumptions. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for business combinations, including internal controls over the Company’s determination of the fair value of the acquired trade name and internal controls over the recognition of deferred tax liabilities acquired.

To test the estimated fair value of the acquired trade name intangible asset, we performed audit procedures that included, among others, assessing the valuation methodology used and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. For the forecasted revenue and revenue growth, we compared the financial projections to current industry and economic trends, the historic financial performance of the acquired business, the Company’s history with other acquisitions, and forecasted performance of guideline public companies. In addition, we involved our internal valuation specialists to assist in assessing the methodology used in determining the royalty rate and discount rate and testing these assumptions. We also performed a sensitivity analysis on certain of the significant assumptions to evaluate the change in the fair value estimate that would result from changes in these significant assumptions.

To test the recognition of the deferred tax liability for stock basis recapture, we performed audit procedures that included, among others, reading and evaluating the Company’s analysis that detailed the basis and technical merits of their tax position. We involved our tax subject matter resources in assessing the technical merits of the Company’s tax position based on our knowledge of relevant tax laws.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Louisville, Kentucky
February 27, 2026

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$7,476.5	$4,930.9	$4,925.4
Cost of sales	4,293.3	2,903.0	2,939.2
Gross profit	3,183.2	2,027.9	1,986.2
Selling and marketing expenses	1,739.0	939.4	920.9
General, administrative and other expenses	695.0	473.2	481.1
Loss on disposal of business	13.9	—	—
Equity income in earnings of unconsolidated affiliates	(19.6)	(18.9)	(23.0)
Operating income	754.9	634.2	607.2

Other expense, net:
Interest expense, net	267.9	134.8	129.9
Loss on extinguishment of debt	—	—	3.2
Other expense (income), net	6.0	(4.9)	—
Total other expense, net	273.9	129.9	133.1

Income before income taxes	481.0	504.3	474.1
Income tax provision	(95.7)	(118.6)	(103.4)
Net income before non-controlling interest	385.3	385.7	370.7
Less: Net income attributable to non-controlling interest	1.2	1.4	2.6
Net income attributable to Somnigroup International Inc.	$384.1	$384.3	$368.1

Earnings per common share:
Basic	$1.86	$2.21	$2.14
Diluted	$1.84	$2.16	$2.08

Weighted average common shares outstanding:
Basic	206.0	173.6	172.2
Diluted	209.2	178.2	177.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income before non-controlling interest	$385.3	$385.7	$370.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	87.8	(51.7)	39.8
Net change in pension benefits, net of tax	0.6	1.6	0.4
Other comprehensive income (loss), net of tax	88.4	(50.1)	40.2
Comprehensive income	473.7	335.6	410.9
Less: Comprehensive income attributable to non-controlling interest	1.2	1.4	2.6
Comprehensive income attributable to Somnigroup International Inc.	$472.5	$334.2	$408.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2025	December 31, 2024
ASSETS

Current Assets:
Cash and cash equivalents	$134.9	$117.4
Accounts receivable, net	358.5	404.5
Inventories	630.0	447.0
Prepaid expenses and other current assets	170.7	96.5
Total Current Assets	1,294.1	1,065.4
Restricted cash	—	1,592.3
Property, plant and equipment, net	1,019.2	811.1
Goodwill	4,595.9	1,066.7
Trade name and other intangible assets, net	2,587.1	700.5
Operating lease right-of-use assets	1,878.8	598.8
Deferred income taxes	18.5	15.3
Other non-current assets	207.1	130.3
Total Assets	$11,600.7	$5,980.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$401.6	$360.5
Accrued expenses and other current liabilities	636.5	393.9
Short-term operating lease obligations	399.6	126.8
Income taxes payable	15.1	9.6
Current portion of long-term debt	112.4	69.5
Total Current Liabilities	1,565.2	960.3
Long-term debt, net	4,573.3	3,740.4
Long-term operating lease obligations	1,589.8	532.1
Deferred income taxes	624.9	108.3
Other non-current liabilities	130.6	71.0
Total Liabilities	8,483.8	5,412.1

Redeemable non-controlling interest	8.9	9.3

Stockholders' Equity:
Common stock, $0.01 par value, 500.0 million shares authorized; 283.8 million shares issued as of December 31, 2025 and 2024	2.8	2.8
Additional paid in capital	1,038.7	501.2
Retained earnings	3,829.2	3,571.8
Accumulated other comprehensive loss	(98.4)	(186.8)
Treasury stock at cost; 73.9 million and 110.2 million shares as of December 31, 2025 and 2024, respectively	(1,664.3)	(3,330.0)
Total Stockholders' Equity	3,108.0	559.0
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$11,600.7	$5,980.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in millions)

		Somnigroup International Inc. Stockholders' (Deficit) Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss)	Total Stockholders' (Deficit) Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2022	$9.8	283.8	$2.8	113.4	$(3,434.7)	$598.2	$2,988.5	$(176.9)	$(22.1)
Net income							368.1		368.1
Net income attributable to non-controlling interest	2.6								—
Dividend paid to non-controlling interest in subsidiary	(2.4)								—
Adjustment to pension liability, net of tax of $(0.1)								0.4	0.4
Foreign currency translation adjustments								39.8	39.8
Dividends declared on common stock ($0.44 per share)							(77.4)		(77.4)
Exercise of stock options				(0.2)	4.9	(2.0)			2.9
Issuance of PRSUs and RSUs				(2.7)	85.2	(85.2)			—
Treasury stock repurchased - open market purchases				0.1	(5.0)				(5.0)
Treasury stock repurchased - PRSU/RSU releases				0.9	(31.0)				(31.0)
Amortization of unearned stock-based compensation						47.7			47.7
Balance as of December 31, 2023	$10.0	283.8	$2.8	111.5	$(3,380.6)	$558.7	$3,279.2	$(136.7)	$323.4
Net income							384.3		384.3
Net income attributable to non-controlling interest	1.4								—
Dividend paid to non-controlling interest in subsidiary	(2.1)								—
Adjustment to pension liability, net of tax of $0.5								1.6	1.6
Foreign currency translation adjustments								(51.7)	(51.7)
Dividends declared on common stock ($0.52 per share)							(91.7)		(91.7)
Exercise of stock options				—	2.3	(1.8)			0.5
Issuance of PRSUs and RSUs				(2.2)	92.1	(92.1)			—
Treasury stock repurchased - PRSU/RSU releases				0.9	(43.8)				(43.8)
Amortization of unearned stock-based compensation						36.4			36.4
Balance as of December 31, 2024	$9.3	283.8	$2.8	110.2	$(3,330.0)	$501.2	$3,571.8	$(186.8)	$559.0
Net income							384.1		384.1
Net income attributable to non-controlling interest	1.2								—
Dividend paid to non-controlling interest in subsidiary	(1.6)								—
Adjustment to pension liability, net of tax of $0.2								0.6	0.6
Foreign currency translation adjustments								87.8	87.8
Dividends declared on common stock ($0.60 per share)							(126.7)		(126.7)
Shares issued in connection with Mattress Firm Acquisition				(34.2)	1,609.9	635.2			2,245.1
Exercise of stock options				(2.8)	107.1	(57.6)			49.5
Issuances of PRSUs and RSUs				(1.3)	81.1	(81.1)			—
Treasury stock repurchased - PRSU/RSU releases and options exercises				1.9	(125.0)				(125.0)
Treasury stock repurchased - merger consideration				0.1	(7.4)				(7.4)
Amortization of unearned stock-based compensation						41.0			41.0
Balance as of December 31, 2025	$8.9	283.8	$2.8	73.9	$(1,664.3)	$1,038.7	$3,829.2	$(98.4)	$3,108.0

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$385.3	$385.7	$370.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249.5	165.1	135.3
Amortization of stock-based compensation	41.0	36.4	47.7
Amortization of deferred financing costs and discounts	6.7	4.3	3.9
Bad debt expense	5.6	22.5	8.2
Deferred income taxes	25.8	(19.2)	8.3
Dividends received from unconsolidated affiliates	20.5	24.3	20.4
Equity income in earnings of unconsolidated affiliates	(19.6)	(18.9)	(23.0)
Loss on extinguishment of debt	—	—	1.4
Loss on disposal of business	13.9	—	—
Foreign currency adjustments and other	16.9	1.7	(0.9)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	72.6	(7.3)	(11.5)
Inventories	136.5	26.8	75.8
Prepaid expenses and other assets	(18.9)	(23.6)	50.1
Operating leases, net	8.8	2.3	5.3
Accounts payable	(133.1)	58.3	(46.9)
Accrued expenses and other liabilities	(35.5)	(21.1)	(14.7)
Income taxes receivable and payable	24.1	29.2	(59.8)
Net cash provided by operating activities	800.1	666.5	570.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(166.9)	(97.3)	(185.4)
Acquisitions, net of cash acquired	(2,824.5)	—	(3.0)
Purchases of investments	(41.7)	—	—
Other	8.8	0.6	0.6
Net cash used in investing activities	(3,024.3)	(96.7)	(187.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	4,364.1	3,007.0	2,667.6
Repayments of borrowings under long-term debt obligations	(3,514.3)	(1,760.6)	(2,918.4)
Proceeds from exercise of stock options	49.5	0.5	2.9
Treasury stock repurchased	(132.4)	(43.8)	(36.0)
Dividends paid	(127.4)	(92.7)	(77.7)
Payment of deferred financing costs	—	(13.7)	(6.5)
Repayments of finance lease obligations and other	(22.6)	(19.3)	(16.2)
Net cash provided by (used in) financing activities	616.9	1,077.4	(384.3)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	32.5	(12.4)	7.3
(Decrease) increase in cash, cash equivalents and restricted cash	(1,574.8)	1,634.8	5.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	1,709.7	74.9	69.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$134.9	$1,709.7	$74.9

Supplemental cash flow information:
Cash paid during the period for:
Interest	$278.3	$157.7	$144.6
Non-cash investing activities:
Treasury stock issued in connection with Mattress Firm Acquisition	$2,245.1	$—	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business. Somnigroup International Inc., a Delaware corporation, together with its subsidiaries, is a U.S. based, multinational company. The term "Somnigroup" refers to Somnigroup International Inc. only, and the term "Company" refers to Somnigroup International Inc. and its consolidated subsidiaries, as of December 31, 2025. Certain prior period amounts have been reclassified in the accompanying consolidated financial statements and notes thereto to conform to the current period presentation.

On February 5, 2025, the Company completed the previously announced acquisition of Mattress Firm, the largest mattress specialty retailer in the U.S. Mattress Firm was founded in 1986 and operates over 2,100 brick and mortar retail locations and a growing e-commerce platform. Mattress Firm's highly trained retail sales associates provide personalized service to help consumers choose the ideal bedding products across their robust assortment of market-leading brands.

The Company designs, manufactures, distributes and retails bedding products, which includes mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company also derives income from royalties by licensing Sealy® and Stearns & Foster® brands, technology and trademarks to other manufacturers, as well as licensing the Mattress Firm® trademark to retail franchisees. The Company sells its products through two sales channels: Direct and Wholesale.

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

(d) Adoption of New Accounting Standards.

Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Improvements to Income Tax Disclosures", which enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction and providing clarification on uncertain tax positions and related financial statement impacts. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (year ending December 31, 2025 for the Company). The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 13, "Income Taxes," for additional details on new disclosures.

Financial Instruments - Credit Losses. In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", which provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. ASU 2025-05 is effective for the Company for fiscal year ending December 31, 2026. The Company adopted the practical expedient of ASU No. 2025-05 on October 1, 2025. The adoption did not have a material impact on its consolidated financial statements. See Note 1(n), "Allowance for Credit Losses," for additional details on new disclosures.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(e) Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses", which requires public entities to disclose disaggregated information about certain income statement expense line items annually and in interim periods. ASU 2024-03 is effective for the Company beginning in the December 31, 2027 Form 10-K and for interim periods beginning in the March 31, 2028 Form 10-Q.

Targeted Improvements to the Accounting for Internal Use Software. In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-06, "Intangibles, Goodwill and Other Internal-Use Software" (Subtopic 350-40), which removes all references to prescriptive and sequential software development stages (referred to as "project stages") throughout Subtopic 350-40 and specifies new requirements for determining when to begin capitalization of capitalizable project costs. ASU 2025-06 is effective for the Company beginning in December 31, 2027 Form 10-K and for interim periods beginning in the March 31, 2028 Form 10-Q. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating this ASU to determine the impact it will have on the Company's Condensed Consolidated Financial Statements.

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

Total cash, cash equivalents and restricted cash consisted of the following:

	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$134.9	$117.4
Restricted cash	—	1,592.3
Cash, cash equivalents and restricted cash	$134.9	$1,709.7

(h) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out or the weighted average cost method, depending on reportable segment, and consist of the following:

	December 31,
(in millions)	2025	2024
Finished goods	$484.7	$300.5
Work-in-process	16.5	16.1
Raw materials and supplies	128.8	130.4
	$630.0	$447.0

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (i) Property, Plant and Equipment. Property, plant and equipment are carried at cost at acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives (in years)
Buildings	25-30
Computer equipment and software	3-7
Leasehold improvements	3-7
Machinery and equipment	3-7
Office furniture and fixtures	5-7

The Company records depreciation and amortization in cost of sales for long-lived assets used in the manufacturing process, and within each line item of operating expenses for all other long-lived assets. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful lives. Assets under finance leases are included within property, plant and equipment and represent non-cash investing activities.

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2025	2024
Machinery and equipment	$818.1	$713.0
Land and buildings	489.6	453.3
Leasehold improvements	305.6	182.0
Computer equipment and software	293.1	256.0
Furniture and fixtures	170.7	106.1
Construction in progress	75.4	54.0
Total property, plant and equipment	2,152.5	1,764.4
Accumulated depreciation	(1,133.3)	(953.3)
Total property, plant and equipment, net	$1,019.2	$811.1

Depreciation expense, which includes depreciation expense for finance lease assets, for the Company was $236.2 million, $156.9 million and $125.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(j) Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not identify any impairments for long-lived assets for the years ended December 31, 2025, 2024 and 2023.

(k) Goodwill and Other Intangible Assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate impairment may have occurred. The Company performs an annual impairment test on goodwill and indefinite-lived intangible assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. This assessment may be performed quantitatively or qualitatively. In conducting the impairment test for the Mattress Firm, Tempur Sealy North America, Tempur Sealy International and Dreams reporting units, the fair value of each is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, the goodwill is written down for the amount by which the carrying amount exceeds the fair value. However, the loss recognized cannot exceed the carrying amount of goodwill.

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

The Company also tests its indefinite-lived intangible assets for impairment, principally the Mattress Firm, Tempur, Sealy and Dreams trade names. Under a quantitative approach, the Company uses a "relief-from-royalty" method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates.

The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets qualitatively in 2025 and quantitatively in 2024 and 2023 for Tempur Sealy and Dreams, none of which resulted in the recognition of impairment charges. For further information on goodwill and other intangible assets, refer to Note 4, "Goodwill and Other Intangible Assets."

(l) Accrued Sales Returns. The Company allows product returns through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. The Company considers the impact of recoverable salvage value on sales returns by product in determining its estimate of future sales returns. The Company recognizes a return asset for the right to recover the goods returned by the customer on a gross basis outside of the accrued sales returns on the Company's accompanying Consolidated Balance Sheets. As of December 31, 2025 and 2024, $26.7 million and $2.1 million of right of return assets is included on the Company’s accompanying Consolidated Balance Sheets, respectively.

The Company had the following activity for accrued sales returns from December 31, 2023 to December 31, 2025:

(in millions)
Balance as of December 31, 2023	$43.7
Amounts accrued	209.9
Returns charged to accrual	(209.4)
Balance as of December 31, 2024	44.2
Amounts accrued	661.4
Liabilities assumed as a result of acquisition	57.2
Returns charged to accrual	(655.9)
Balance as of December 31, 2025	$106.9

As of December 31, 2025 and 2024, $91.7 million and $30.3 million of accrued sales returns is included as a component of accrued expenses and other current liabilities and $15.2 million and $13.9 million of accrued sales returns is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

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

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company provides warranties on mattresses with varying warranty terms. Tempur-Pedic mattresses sold in the Tempur Sealy North America segment and all Sealy mattresses have warranty terms ranging from 10 to 25 years, generally non-prorated for the first 10 to 15 years and then prorated for the balance of the warranty term. Tempur-Pedic mattresses sold in the International segment have warranty terms ranging from 5 to 15 years, non-prorated for the first 5 years and then prorated on a straight-line basis for the last 10 years of the warranty term. Tempur-Pedic pillows have a warranty term of 3 years, non-prorated.

The Company had the following activity for its accrued warranty expense from December 31, 2023 to December 31, 2025:

(in millions)
Balance as of December 31, 2023	$40.8
Amounts accrued	8.1
Warranties charged to accrual	(15.3)
Balance as of December 31, 2024	33.6
Amounts accrued	15.8
Liabilities assumed as a result of acquisition	25.3
Warranties charged to accrual	(20.7)
Balance as of December 31, 2025	$54.0

As of December 31, 2025 and 2024, $21.4 million and $15.3 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $32.6 million and $18.3 million of accrued warranty expense is included in other non-current liabilities on the Company's accompanying Consolidated Balance Sheets, respectively.

(n) Allowance for Credit Losses. The allowance for credit losses is the Company's best estimate of the amount of estimated lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025, the Company's accounts receivable were substantially current. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. The allowance for credit losses is included in accounts receivable, net in the accompanying Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2023 to December 31, 2025.

(in millions)
Balance as of December 31, 2023	$66.9
Amounts accrued	22.5
Write-offs charged against the allowance	(9.0)
Balance as of December 31, 2024	80.4
Amounts accrued	5.6
Write-offs charged against the allowance	(46.8)
Balance as of December 31, 2025	$39.2

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

	Fair Value
(in millions)	December 31, 2025	December 31, 2024
2029 Senior Notes	$780.1	$739.1
2031 Senior Notes	748.8	698.2

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

Prior to the Mattress Firm Acquisition, the Company recorded retail store occupancy costs in selling and marketing expenses. For the years ended December 31, 2024 and 2023, retail store occupancy costs of $152.2 million and $145.2 million, respectively, were reclassified to cost of sales in the accompanying consolidated financial statements and notes thereto to conform to the current period presentation.

(r) Vendor Incentives. The Company's Mattress Firm segment earns various types of incentives from its suppliers related to purchase volume rebates, sales, reimbursements of certain sales and marketing expenses, long-term supply agreements and other ordinary course transactions, collectively referred to as vendor incentives. Amounts earned for vendor incentives are recorded within accounts payable until realized and are not material to the Company's Condensed Consolidated Balance Sheets.

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

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
for expense reimbursements also include estimates for sales and marketing expenses incurred at the time of recognition. If vendor incentives exceed our sales and marketing expenses, the excess amount is recorded as a reduction to cost of sales. The Company regularly reviews the adequacy of its estimates and assumptions used in the recognition of vendor incentives.

(s) Cooperative Advertising, Rebate and Other Promotional Programs. The Company enters into programs with customers to provide funds for advertising and promotions. The Company also enters into volume and other rebate programs with customers. When sales are made to these customers, the Company records liabilities pursuant to these programs. The Company periodically assesses these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. The Company generally negotiates these programs on a customer-by-customer basis. Some of these agreements extend over several years. Estimates may be required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to the estimates are recorded and charged to earnings in the period in which they are identified. Cooperative advertising costs are classified as advertising expense and presented within selling and marketing expenses in the accompanying Consolidated Statements of Income. These cooperative advertising expenses are reported as components of selling and marketing expenses because the Company receives an identifiable benefit and the fair value of the advertising benefit can be reasonably estimated. Any benefits not recognized from the retailers will be reclassified and presented within net sales.

(t) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $692.2 million, $470.9 million and $469.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Advertising costs include expenditures for shared advertising costs that the Company reimburses to customers under its integrated and cooperative advertising programs. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $8.6 million, $10.0 million and $10.2 million as of December 31, 2025, 2024 and 2023, respectively.

(u) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were $32.9 million, $30.8 million and $30.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

(w) Treasury Stock. Subject to Delaware law, and the limitations in the 2023 Credit Agreement (as defined in Note 6, "Debt") and the Company's other debt agreements, the Board of Directors may authorize share repurchases of the Company's common stock. Purchases made pursuant to these authorizations may be carried out through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company deems appropriate. Shares repurchased under such authorizations are held in treasury for general corporate purposes, including issuances under various employee stock-based award plans. On February 1, 2016, the Board of Directors authorized a share repurchase program pursuant to which the Company was permitted to repurchase shares of Somnigroup's common stock. Treasury stock is accounted for under the cost method and reported as a reduction of stockholders' equity. The authority provided under the share repurchase program may be suspended, limited or terminated at any time without notice. Please refer to Note 9, "Stockholders' Equity", for additional information.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(x) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at two of its active Sealy plants and ten previously-closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation ("PBO"). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company's estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. The Company's PBO and fair value of plan assets were $33.0 million and $32.6 million as of December 31, 2025, respectively, and $31.0 million and $29.4 million as of December 31, 2024, respectively. The Company recognizes the funded status of each applicable plan within the Consolidated Balance Sheets as either an asset or liability based on its funded status measured as the difference between the fair value of plan assets and the PBO, which was not material as of December 31, 2025 or 2024.

(2) Net Sales
The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the years ended December 31.

	Twelve Months Ended December 31, 2025
(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Channel
Direct	$3,505.4	$437.6	$802.9	$4,745.9
Wholesale	—	2,263.6	467.0	2,730.6
Net sales	$3,505.4	$2,701.2	$1,269.9	$7,476.5

	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Geographical region
United States	$3,505.4	$2,429.3	$—	$5,934.7
All other	—	271.9	1,269.9	1,541.8
Net sales	$3,505.4	$2,701.2	$1,269.9	$7,476.5

	Twelve Months Ended December 31, 2024
(in millions)	Tempur Sealy North America	Tempur Sealy International	Consolidated
Channel
Direct	$513.7	$715.6	$1,229.3
Wholesale	3,275.2	426.4	3,701.6
Net sales	$3,788.9	$1,142.0	$4,930.9

	Tempur Sealy North America	Tempur Sealy International	Consolidated
Geographical region
United States	$3,490.1	$—	$3,490.1
All other	298.8	1,142.0	1,440.8
Net sales	$3,788.9	$1,142.0	$4,930.9

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Twelve Months Ended December 31, 2023
(in millions)	Tempur Sealy North America	Tempur Sealy International	Consolidated
Channel
Direct	$507.3	$672.0	$1,179.3
Wholesale	3,348.2	397.9	3,746.1
Net sales	$3,855.5	$1,069.9	$4,925.4

	Tempur Sealy North America	Tempur Sealy International	Consolidated
Geographical region
United States	$3,560.8	$—	$3,560.8
All other	294.7	1,069.9	1,364.6
Net sales	$3,855.5	$1,069.9	$4,925.4

Substantially all revenue is associated with bedding product sales.

The Mattress Firm segment sells products through one channel: Direct. The Tempur Sealy North America and Tempur Sealy International segments sell product through two channels: Direct and Wholesale. The Direct channel includes product sales through company-owned stores, e-commerce and call centers. The Wholesale channel includes all product sales to third-party retailers, including third-party distribution, hospitality and healthcare.

The Wholesale channel also includes income from royalties derived by licensing Sealy®, Stearns & Foster® and Tempur® brands, technology and trademarks to other manufacturers. The licenses include rights for the licensees to use trademarks as well as current proprietary or patented technology that the Company utilizes. The Company also provides its licensees with product specifications, research and development, statistical services and marketing programs. The Company recognizes royalty income based on the occurrence of sales of Sealy®, Stearns & Foster® and Tempur® branded products by various licensees. Royalty income in the Wholesale channel was $31.0 million, $31.5 million and $32.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Royalty income and franchise revenue in the Direct channel was $7.2 million for the year ended December 31, 2025.

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

The transaction price is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives, and correspondingly, the revenue that is recognized, varies due to sales incentives and returns the Company offers to its Direct and Wholesale channel customers. Specifically, the Company extends volume discounts, as well as promotional allowances, floor sample discounts, commissions paid to retail associates and slotting fees to its Wholesale channel customers and reflects these amounts as a reduction of sales at the time revenue is recognized based on historical experience. The Company allows returns following a sale, depending on the channel and promotion. The Company reduces revenue and cost of sales for its estimate of the expected returns, which is primarily based on the level of historical sales returns. The Company does not offer extended payment terms beyond one year to customers. As such, the Company does not adjust its consideration for financing arrangements.

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

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The Mattress Firm Acquisition enhances the Company's global omni-channel strategy and enables a seamless consumer experience, among other things. Mattress Firm operates as a separate business segment within the Company. The Company accounted for this transaction as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Mattress Firm's financial results for the period from February 5, 2025 through December 31, 2025 (the "stub period") are included in the Company's Condensed Consolidated Financial Statements for the year ended December 31, 2025, respectively.

On May 1, 2025, the Company completed the previously announced divestiture of 73 Mattress Firm retail locations and the Company's Sleep Outfitters subsidiary, which includes 103 specialty mattress retail locations and seven distribution centers to MW SO Holdings Company, LLC ("Mattress Warehouse"). In the year ended December 31, 2025, the Company recorded a $13.9 million loss on disposal of business associated with the divestiture, net of proceeds of $9.0 million. The divestiture did not have a material impact on the results of operations for the year ended December 31, 2025.

The divestiture of Sleep Outfitters was not classified as assets and liabilities held for sale in the Company's Consolidated Balance Sheets as of December 31, 2024 due to the Mattress Firm Acquisition being contingent upon regulatory approval and the potential for the Company's plan of divestiture to change.

Purchase Price Consideration

The final purchase price of Mattress Firm as of February 5, 2025 consists of the following items:

(in millions)
Cash	$3,091.5
Common stock of the Company (1)	2,245.1
Effective settlement of pre-existing relationships (2)	71.8
Total consideration	$5,408.4
Cash acquired	(267.0)
Net consideration transferred	$5,141.4

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

(2)	Represents the effective settlement of Mattress Firm outstanding payables to Somnigroup, net of incentives receivable. No gain or loss was recognized on this settlement.

Final Purchase Price Allocation

The final allocation of the purchase price is based on the fair values of the assets acquired and liabilities assumed as of February 5, 2025.

The components of the final purchase price allocation are as follows:

(in millions)	Initial Allocation of Consideration	Measurement Period Adjustments		Final Allocation
Accounts receivable, net	$43.1	$(21.6)		$21.5
Inventories	313.1	—		313.1
Prepaid expenses and other current assets	66.7	(1.1)		65.6
Assets held for sale	37.6	(1.7)		35.9
Property and equipment	193.1	59.7	(1)	252.8
Operating lease right-of-use assets	1,254.1	16.8	(1)	1,270.9
Other non-current assets	66.6	(12.6)		54.0
Indefinite-lived trade names	1,660.0	220.0	(1)	1,880.0
Goodwill	3,473.0	20.9		3,493.9
Fair value of assets acquired	$7,107.3	$280.4		$7,387.7

Accounts payable	(113.7)	20.1		(93.6)
Accrued expenses and other current liabilities	(255.7)	(3.7)		(259.4)
Income taxes payable	(2.4)	1.8		(0.6)
Liabilities held for sale	(32.7)	—		(32.7)
Long-term operating lease obligations	(1,287.2)	(19.3)	(1)	(1,306.5)
Deferred tax liability	(194.2)	(291.8)	(2)	(486.0)
Other non-current liabilities	(59.6)	3.1		(56.5)
Long-term debt	(10.1)	(0.9)		(11.0)
Fair value of liabilities assumed	(1,955.6)	(290.7)		(2,246.3)
Net consideration transferred	5,151.7	(10.3)		5,141.4
Cash acquired	267.0	—		267.0
Total consideration transferred	$5,418.7	$(10.3)		$5,408.4
(1) Represents valuation adjustments to indefinite-lived trade names, operating leases and property and equipment during the measurement period.
(2) Represents the income tax effect for the purchase price allocation adjustments.

The indefinite-lived intangible asset represents the Mattress Firm trade name. The Company applied the income approach through a relief from royalty method to fair value the trade name asset using Level 3 inputs. The indefinite-lived intangible asset is not deductible for income tax purposes.

Goodwill is calculated as the excess of the purchase price over the net assets acquired and primarily represents the future economic benefits expected from the expansion of consumer touchpoints, the assembled workforce acquired and operating efficiencies. Due to carryover tax basis, approximately $164.6 million of the goodwill is deductible for income tax purposes and approximately $3,329.3 million is non-deductible for income tax purposes. Combined total goodwill of $3,493.9 million is included within the Mattress Firm segment.

Transaction Costs

The Company incurred $50.2 million, $47.8 million and $49.0 million in transaction expenses related to the acquisition for the years ended December 31, 2025, 2024 and 2023, respectively, which were recorded in general, administrative and other expenses in the accompanying Consolidated Statements of Income. In the years ended December 31, 2025 and 2024, the Company also incurred $6.8 million and $9.8 million, respectively, of transaction-related interest expense, net of interest income, related to the Term B Loan drawn and held in escrow. The Company did not incur transaction-related interest expense, net of interest income, for the year ended December 31, 2023.

Consolidated Results of Operations

The business acquired in the Mattress Firm Acquisition contributed revenue of $3,505.4 million for the year ended December 31, 2025, and contributed net income of $166.5 million for the year ended December 31, 2025.

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

	(unaudited)
	Twelve Months Ended December 31,
(in millions)	2025	2024
Pro forma net sales	$7,743.6	$7,940.2
Pro forma net income	$174.4	$276.9

The pro forma amounts have been calculated after applying the Company's accounting policies and by including the results of Mattress Firm, and adjusting the combined results to give effect to the following, as if the acquisition had been consummated on January 1, 2024, together with the consequential tax effects thereon:

(unaudited)	Twelve months ended
(in millions)	December 31, 2025	December 31, 2024
Pro Forma Adjustments to Net Sales, as Reported:
Mattress Firm pre-acquisition net revenue	$345.1	$3,928.9
Elimination of intercompany sales to Mattress Firm (7)	(78.0)	(919.6)
Total adjustments to net sales	$267.1	$3,009.3
Pro Forma Adjustments to Net Loss, as Reported:
Mattress Firm pre-acquisition (loss) earnings (1)	$(332.7)	$73.9
Transaction costs (2)	50.2	(50.2)
Intercompany profit elimination (3)	78.5	(78.5)
Purchase price allocation adjustments (4)	16.7	(17.5)
Interest expense adjustments (5)	(1.9)	(73.0)
Tax effect of pro forma adjustments (6)	(20.5)	37.9
Total adjustments to net loss	$(209.7)	$(107.4)

(1)
For the twelve months ended December 31, 2025, Mattress Firm pre-acquisition loss included a one-time charge of $340.5 million related to stock-based compensation expense recognized when the Mattress Firm Acquisition became probable.

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
(7)
For the twelve months ended December 31, 2024, intercompany sales to Mattress Firm of $919.6 million were comprised of $220.7 million, $233.5 million, $244.7 million and $220.7 million of sales in the first, second, third and fourth quarters, respectively.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(4) Goodwill and Other Intangible Assets

The following summarizes the Company's goodwill by segment:

(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Balance as of December 31, 2023	$—	$609.7	$473.6	$1,083.3
Foreign currency translation adjustments and other	—	(6.6)	(10.0)	(16.6)
Balance as of December 31, 2024	$—	$603.1	$463.6	$1,066.7
Net goodwill resulting from acquisition	3,493.9	—	—	3,493.9
Foreign currency translation adjustments and other	—	3.9	31.4	35.3
Balance as of December 31, 2025	$3,493.9	$607.0	$495.0	$4,595.9

The International segment includes the Dreams and International reporting units, which had goodwill of $342.9 million and $152.1 million, respectively, as of December 31, 2025.

The following table summarizes information relating to the Company's other intangible assets, net:

($ in millions)		December 31, 2025			December 31, 2024
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade names		$2,572.4	$—	$2,572.4	$680.1	$—	$680.1
Amortized intangible assets:
Contractual distributor relationships	15	84.8	(72.3)	12.5	84.1	(66.1)	18.0
Technology and other	4-10	90.4	(90.4)	—	89.7	(89.7)	—
Patents, other trademarks and other trade names	5-20	26.8	(24.8)	2.0	27.2	(25.1)	2.1
Customer databases, relationships and reacquired rights	2-5	33.3	(33.1)	0.2	33.2	(32.9)	0.3
Total		$2,807.7	$(220.6)	$2,587.1	$914.3	$(213.8)	$700.5

Amortization expense relating to intangible assets for the Company was $6.0 million, $6.9 million and $9.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is recorded in general, administrative and other expenses in the Company's Consolidated Statements of Income. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

Estimated annual amortization of intangible assets is expected to be as follows for the years ending December 31:

(in millions)
2026	$5.8
2027	5.8
2028	1.3
2029	0.1
2030	0.1
Thereafter	1.6
Total	$14.7

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(5) Unconsolidated Affiliate Companies

    The Company has ownership interests in Asia-Pacific joint ventures to develop markets for Sealy® and Stearns & Foster® branded products and ownership in a United Kingdom joint venture to manufacture, market and distribute Sealy® and Stearns & Foster® branded products. The Company's ownership interest in each of these joint ventures is 50.0% and is accounted for under the equity method. The Company's investment of $21.0 million and $21.2 million at December 31, 2025 and 2024, respectively, is recorded in other non-current assets in the accompanying Consolidated Balance Sheets. The Company's share of earnings for the years ended December 31, 2025, 2024 and 2023 respectively, is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

The table below presents summarized financial information for the joint ventures as of and for the years ended December 31:

(in millions)	2025	2024	2023
Net sales	$318.9	$303.7	$333.3
Gross profit	203.3	191.1	213.2
Income from operations	55.9	52.3	65.5
Net income	38.6	36.2	45.7
(6) Debt

Debt for the Company consists of the following:

(in millions)	December 31, 2025		December 31, 2024
Debt:	Amount	Rate	Amount	Rate	Maturity Date
2023 Credit Agreement:
Term A Facility	$1,043.8	(1)	$475.0	(2)	October 10, 2028
Term B Facility	1,234.8	(3)	1,600.0	(4)	October 24, 2031
Revolver	550.5	(1)	—		October 10, 2028
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	79.3	(5)	—		October 8, 2026
Finance lease obligations (6)	110.6		88.7		Various
Other	98.3		80.8		Various
Total debt	4,717.3		3,844.5
Less: Deferred financing costs and discounts	31.6		34.6
Total debt, net	4,685.7		3,809.9
Less: Current portion	112.4		69.5
Total long-term debt, net	$4,573.3		$3,740.4

(1)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.375% as of December 31, 2025.
(2)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.250% as of December 31, 2024.
(3)	Term B Interest at SOFR index plus applicable margin of 2.250% as of December 31, 2025.
(4)	Term B Interest at SOFR index plus applicable margin of 2.500% as of December 31, 2024.
(5)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(6)	Finance lease obligations are a non-cash financing activity. Refer to Note 7, "Leases."
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

Borrowings under the Revolving Credit Facility, the Term A Loans and Term B Loan will generally bear interest, at the election of the Company's and the other subsidiary borrowers, at either (i) base rate plus the applicable margin (solely with respect to any borrowings under the Revolving Credit Facility), (ii) "Eurocurrency" rate plus the applicable margin, (iii) "RFR" Daily SOFR rate plus the applicable margin or (iv) a "Term Benchmark" Term SOFR rate plus the applicable margin. For the Revolving Credit Facility and the Term A Loans the applicable margin is determined by a pricing grid based on the consolidated total net leverage ratio of the Company. For the Term B Loan, the applicable margin is 1.25% (for base rate) and 2.25% (for "Term Benchmark" Term SOFR and "RFR" Daily SOFR) after Amendment No. 4.

The 2023 Credit Agreement (other than with respect to the Term B Loan) requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated indebtedness less netted cash (as defined below). Consolidated indebtedness includes debt recorded on the Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding in excess of $60.0 million and other short-term debt. The Company is allowed to subtract from consolidated indebtedness an amount equal to 100.0% of the domestic and foreign unrestricted cash ("netted cash"). As of December 31, 2025, netted cash was $134.9 million.

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

The maturity date of the Revolving Credit Facility and Term A Loans is October 10, 2028 and the maturity date of the Term B Loan is October 24, 2031. Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the maturity date. The Term Loan Facility, Delayed Draw Term A Loan and Term B Loan are each subject to quarterly amortization as set forth in the 2023 Credit Agreement. In addition, the term loan facility is subject to mandatory prepayment in connection with certain debt issuances, asset sales and casualty events, subject to certain reinvestment rights. Additionally, the Term B Loan benefits from (i) mandatory prepayments with respect to certain cash that constitutes excess cash flow under the 2023 Credit Agreement and (ii) additional protections, including a prepayment premium in connection with certain repricing transactions that occurred on or prior to December 24, 2025 after Amendment No. 4. Voluntary prepayments and commitment reductions under the 2023 Credit Agreement are otherwise permitted at any time without payment of any prepayment premiums.

The Company had $550.5 million of outstanding borrowings under the revolving credit facility as of December 31, 2025. Total availability under the revolving facility was $638.7 million, after a $0.8 million reduction for outstanding letters of credit, as of December 31, 2025.

The Company was in compliance with all applicable covenants in the 2023 Credit Agreement at December 31, 2025.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). On April 6, 2021, the Company and certain of its subsidiaries entered into the first amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2023 and increased the overall limit from $120.0 million to $200.0 million. On April 6, 2023, the Company and certain of its subsidiaries entered into a second amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 7, 2025. On October 8, 2024, the Company and certain of its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to October 8, 2026. While subject to a $200.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. As of December 31, 2025, there was no availability under the Accounts Receivable Securitization.

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

Future Obligations

As of December 31, 2025, the scheduled maturities of long-term debt outstanding, excluding finance lease obligations, for each of the next five years and thereafter are as follows:

(in millions)
2026	$167.1
2027	82.2
2028	1,507.7
2029	826.0
2030	27.3
Thereafter	1,996.4
Total(1)	$4,606.7
(1) Total future obligations excludes $34.8 million of outstanding letters of credit issued by various financial institutions, including $0.8 million associated with the 2023 Credit Facility.

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

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Consolidated Balance Sheet as of December 31, 2025 and 2024:

(in millions)		December 31, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$1,878.8	$598.8
Finance lease assets	Property, plant and equipment, net	96.0	75.9
Total leased assets		$1,974.8	$674.7

Liabilities
Short-term:
Operating lease obligations	Short-term operating lease obligations	$399.6	$126.8
Finance lease obligations	Current portion of long-term debt	25.5	16.9
Long-term:
Operating lease obligations	Long-term operating lease obligations	1,589.8	532.1
Finance lease obligations	Long-term debt, net	85.1	71.8
Total lease obligations		$2,100.0	$747.6

The following table summarizes the classification of lease expense in the Company's Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023:

	Twelve Months Ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease expense:
Operating lease expense	$489.5	$164.5	$148.1
Short-term lease expense	21.9	8.8	13.5
Variable lease expense	126.4	40.0	36.3
Finance lease expense:
Amortization of right-of-use assets	22.1	18.1	14.4
Interest on lease obligations	6.4	5.4	3.9
Total lease expense	$666.3	$236.8	$216.2

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the scheduled maturities of lease obligations as of December 31, 2025:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2026	$499.8	$30.7	$530.5
2027	450.2	27.2	477.4
2028	380.5	23.4	403.9
2029	321.1	18.3	339.4
2030	225.8	13.5	239.3
Thereafter	473.4	14.3	487.7
Total lease payments	2,350.8	127.4	2,478.2
Less: Interest	(361.4)	(16.8)	(378.2)
Present value of lease obligations	$1,989.4	$110.6	$2,100.0

The following table provides lease term and discount rate information related to operating and finance leases as of December 31, 2025:

December 31, 2025
Weighted average remaining lease term (years):
Operating leases	5.93
Finance leases	5.02

Weighted average discount rate:
Operating leases	5.78%
Finance leases	5.66%

The following table provides supplemental information related to the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023:

	Twelve Months Ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases (a)	$477.9	$164.0	$146.8
Operating cash flows paid for finance leases	$6.4	$5.4	$3.9
Financing cash flows paid for finance leases	$22.1	$17.2	$14.0

Right-of-use assets obtained in exchange for new operating lease obligations	$146.4	$123.3	$273.0
Right-of-use assets obtained in exchange for new finance lease obligations	$32.5	$14.5	$26.3
(a)Operating cash flows paid for operating leases are included within the change in other assets and liabilities within the Consolidated Statement of Cash Flows offset by non-cash right-of-use asset amortization and lease liability accretion.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(8) Retirement Plans

401(k) Plan

The Company has a defined contribution plan (the "401(k) Plan") whereby eligible employees may contribute up to 85.0% of their pay subject to certain limitations as defined by the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan upon hire and are eligible to receive matching contributions upon six months of continuous employment with the Company. The 401(k) Plan provides a 100.0% match of the first 3.0% and 50.0% of the next 2.0% of eligible employee contributions. The match for union employees is based on the applicable collective bargaining arrangement. All matching contributions vest immediately. The Company incurred $21.4 million, $7.8 million and $7.5 million of expenses associated with the 401(k) Plan for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in the Consolidated Statements of Income.

Multi‑Employer Benefit Plans

Approximately 15% of the Company's domestic employees are represented by various labor unions with separate collective bargaining agreements. Hourly employees working at six of the Company's domestic manufacturing facilities are covered by union sponsored retirement plans. Further, employees working at three of the Company's domestic manufacturing facilities are covered by union sponsored health and welfare plans. These plans cover both active employees and retirees. Through the health and welfare plans, employees receive medical, dental, vision, prescription and disability coverage. The Company's cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The expense recognized by the Company for such contributions for the years ended December 31, 2025, 2024 and 2023 was as follows:

(in millions)	2025	2024	2023
Multi‑employer retirement plan expense	$4.1	$4.9	$4.7
Multi‑employer health and welfare plan expense	2.9	3.2	3.2

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

The following table presents information regarding the multi‑employer pension plans that are significant to the Company for the years ended December 31, 2025 and 2024, respectively:

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2025	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2025	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/25	Red	Implemented	$1.4	Yes, 10.0%	2026	2020, 2021, 2022, 2023, 2024
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/24	Red	Implemented	$0.3	Yes, 10.0%	2027	N/A

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2024	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2024	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/29/24	Red	Implemented	$1.6	Yes, 10.0%	2026	2020, 2021, 2022, 2023
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/23	Red	Implemented	$1.0	Yes, 10.0%	2025	N/A

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

(b) Treasury Stock. As of December 31, 2025, the Company had approximately $774.5 million remaining under an existing share repurchase program initially authorized by the Board of Directors in 2016. During the years ended December 31, 2025 and 2024, the Company did not repurchase any shares under this program.

In addition, the Company acquired shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during the years ended December 31, 2025, 2024 and 2023, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $132.4 million, $43.8 million and $31.0 million in treasury stock acquired during the years ended December 31, 2025, 2024 and 2023, respectively.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(c) AOCL. AOCL consisted of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Foreign Currency Translation
Balance at beginning of period	$(187.2)	$(135.5)	$(175.3)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	87.8	(51.7)	39.8
Balance at end of period	$(99.4)	$(187.2)	$(135.5)

Pension Benefits
Balance at beginning of period	$0.4	$(1.2)	$(1.6)
Other comprehensive income:
Net change from period revaluation	0.8	2.1	0.5
Tax expense (2)	(0.2)	(0.5)	(0.1)
Total other comprehensive income	0.6	1.6	0.4
Balance at end of period	$1.0	$0.4	$(1.2)
(1)In 2025, 2024 and 2023, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)These amounts were included in the income tax provision in the accompanying Consolidated Statements of Income.

(10) Other Items

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in millions)	2025	2024
Wages and benefits	$130.6	$81.7
Unearned revenue	105.3	56.8
Advertising	92.8	59.3
Sales returns	91.7	30.3
Taxes	43.3	18.4
Other	172.8	147.4
	$636.5	$393.9

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(11) Stock-based Compensation

Somnigroup has a stock-based compensation plan which provides for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards to employees, non-employee directors, consultants and Company advisors. The plan under which equity awards may be granted in the future is the Amended and Restated 2013 Equity Incentive Plan, as amended and restated on May 11, 2017 and on May 5, 2022 (as amended and restated, the "2013 Plan"). It is the policy of the Company to issue stock out of treasury shares upon issuance or exercise of share-based awards. The Company believes that awards and purchases made under this plan better align the interests of the plan participants with those of its stockholders.

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

The Company's stock-based compensation expense for the year ended December 31, 2025, 2024 and 2023 included PRSUs, RSUs and stock options. A summary of the Company's stock-based compensation expense is presented below:

	Year Ended December 31,
(in millions)	2025	2024	2023
RSU expense	$18.2	$17.9	$20.6
PRSU expense	17.3	16.3	24.9
Stock option expense	5.5	2.2	2.2
Total stock-based compensation expense	$41.0	$36.4	$47.7

Performance Restricted Stock Units

    The Company grants PRSUs to executive officers and certain members of management. The Company granted PRSUs during the years ended December 31, 2025, 2024 and 2023. Actual payout under the PRSUs is dependent upon the achievement of certain financial and qualitative goals. A summary of the Company's PRSU activity and related information for the years ended December 31, 2025 and 2024 is presented below:

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2023	2.9	$29.53
Granted	0.3	50.34
Performance adjustments (1)	—	51.95
Vested	(1.6)	25.37
Forfeited	—	36.64
Awards unvested at December 31, 2024	1.6	39.95
Granted	0.2	55.72
Performance adjustments (1)	—	49.23
Vested	(0.8)	34.71
Forfeited	(0.1)	47.32
Awards unvested at December 31, 2025	0.9	$49.52
(1) Adjustments based on current attainment expectations of performance targets.

During the first quarter of 2025, the Company granted 0.2 million PRSUs at target at a weighted average grant date fair value of $55.72 per share with a performance period of January 1, 2025 through December 31, 2025 as a component of the long-term incentive plan ("2025 PRSUs"). For the year ended December 31, 2025, the Company recognized stock-based compensation expense related to the 2025 PRSUs based on the Company's achievement of its performance targets for the performance period.

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options granted. During the years ended December 31, 2024 and 2023, no stock options were granted. The assumptions used in the Black-Scholes option-pricing model for the year ended December 31, 2025 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of the Company's common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award. The Company uses historical data to determine these assumptions.

	Year Ended December 31,
	2025	2024	2023
Expected volatility of stock	40.3%	N/A	N/A
Expected life of option, in years	4	N/A	N/A
Risk-free interest rate	3.9%	N/A	N/A
Expected dividend yield on stock	0.9%	N/A	N/A

A summary of the Company's stock option activity under the 2013 Plan for the years ended December 31, 2025 and 2024 is presented below:

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	4.6	$20.54
Granted	—	—
Exercised	—	14.22
Forfeited	—	12.97
Options outstanding at December 31, 2024	4.6	$20.60
Granted	1.2	72.00
Exercised	(2.8)	17.54
Forfeited	—	14.38
Options outstanding at December 31, 2025	3.0	$44.59	6.89	$131.0

Options exercisable at December 31, 2025	1.4	$24.66	4.83	$92.5

The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $135.7 million and $1.6 million, respectively.

A summary of the Company's unvested shares relating to stock options as of December 31, 2025 and 2024, and changes during the years ended December 31, 2025 and 2024, are presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2023	0.9	$30.00
Granted	—	—
Vested	(0.3)	30.00
Forfeited	—	—
Options unvested at December 31, 2024	0.6	$30.00
Granted	1.2	72.00
Vested	(0.2)	30.00
Forfeited	—	—
Options unvested at December 31, 2025	1.6	$63.60

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Stock Units

A summary of the Company's RSU activity and related information for the years ended December 31, 2025 and 2024 is presented below:

(in millions, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2023	1.7	$29.51
Granted	0.3	48.23
Vested	(0.6)	32.09
Terminated	—	39.55
Awards outstanding at December 31, 2024	1.4	$33.29	$77.9
Granted	0.3	57.26
Vested	(0.5)	39.51
Terminated	—	47.63
Awards outstanding at December 31, 2025	1.2	$37.36	$111.0

The aggregate intrinsic value of RSUs vested during the years ended December 31, 2025 and 2024 was $25.6 million and $30.8 million, respectively.

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to stock options, RSUs and PRSUs for the year ended December 31, 2025 is presented below:

(in millions, except years)	December 31, 2025	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$22.8	3.32
Unrecognized RSU expense	20.2	2.27
Unrecognized PRSU expense	14.8	1.63
Total unrecognized stock-based compensation expense	$57.8	2.52

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

(13) Income Taxes

Pre-tax Income by Jurisdiction

The following sets forth the amount of income before income taxes attributable to each of the Company's geographies for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in millions)	2025	2024	2023
Income before income taxes:
United States	$245.1	$279.2	$288.5
Rest of the world	235.9	225.1	185.6
	$481.0	$504.3	$474.1

Reconciliation of Statutory Tax Rate to Effective Tax Rate

The table below provides the updated requirements of ASU 2023-09 for 2025. For additional details on the adoption of ASU 2023-09, see Note 1, "Summary of Significant Accounting Policies - Recent Accounting Pronouncements," in our Consolidated Financial Statements included in Part II, ITEM 8 of this report.

The Company's effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2025
(in millions, except percentages)	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$101.0	21.0%
State income taxes, net of federal benefit (1)	12.1	2.5%
Foreign tax effects	9.7	2.0%
Effect of cross-border tax laws	(1.0)	(0.2)%
Changes in valuation allowances	(0.9)	(0.2)%
Non-taxable or non-deductible items:
Stock compensation	(29.1)	(6.0)%
Non-deductible compensation	13.2	2.7%
Other	(5.3)	(1.1)%
Changes in unrecognized tax benefits	(4.0)	(0.8)%
Effective income tax provision	$95.7	19.9%

(1) During the year ended December 31, 2025, state taxes in Florida, Georgia, Maryland and Texas contributed to the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024		2023
(in millions, except percentages)	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$105.9	21.0%	$99.6	21.0%
State income taxes, net of federal benefit	12.8	2.5%	9.1	1.9%
Foreign tax differential	8.0	1.6%	5.8	1.2%
Change in valuation allowances	(0.9)	(0.2)%	6.4	1.4%
Uncertain tax positions and interest	(3.0)	(0.6)%	(0.8)	(0.2)%
Global Intangible Low-Taxed Income ("GILTI")	2.0	0.4%	2.7	0.6%
Expiration of foreign tax credits	—	—%	10.6	2.2%
Stock compensation	(9.6)	(1.9)%	(7.8)	(1.6)%
Non-deductible compensation	15.1	3.0%	12.7	2.7%
Danish Tax Matter	—	—%	(13.7)	(2.9)%
Notional interest deduction	(2.2)	(0.4)%	(14.0)	(3.0)%
Permanent and other	(9.5)	(1.9)%	(7.2)	(1.5)%
Effective income tax provision	$118.6	23.5%	$103.4	21.8%

Income Tax Provision
The income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Current provision
Federal	$5.1	$71.4	$47.2
State	9.5	19.5	15.9
Foreign	55.3	46.9	32.0
Total current	$69.9	$137.8	$95.1
Deferred provision
Federal	$18.2	$(16.3)	$6.3
State	5.9	(3.2)	2.0
Foreign	1.7	0.3	—
Total deferred	25.8	(19.2)	8.3
Total income tax provision	$95.7	$118.6	$103.4

The income tax provision includes federal, state and foreign income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities.

Income Tax Payments

Disclosed below is a summary of income taxes paid or (refunded) by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025:

(in millions)	December 31, 2025
United States - federal	$(24.5)
United States - state and local other	9.7
United States - California	2.7
Denmark	17.8
United Kingdom	17.3
Mexico	5.6
Canada	5.2
Germany	2.0
Foreign other	5.6
Total	$41.4

Disclosed below is a summary of income taxes paid by jurisdiction for the years ended December 31, 2024 and 2023:

	December 31,
(in millions)	2024	2023
Federal	$77.8	$79.0
State and local	19.6	15.8
Foreign	36.6	38.2
Total	$134.0	$133.0

Deferred Income Tax Assets and Liabilities

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period in which those items will reverse, consist of the following:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
Stock-based compensation	$17.7	$22.9
Operating lease obligations	504.1	169.2
Accrued expenses and other	77.7	61.1
Interest expense carryforward	177.5	—
Net operating losses, foreign tax credits and other tax attribute carryforwards	128.7	44.5
Inventories	20.9	16.6
Transaction costs	53.5	26.9
Property, plant and equipment	15.7	6.8
Total deferred tax assets	995.8	348.0
Valuation allowances	(48.7)	(48.1)
Total net deferred tax assets	$947.1	$299.9
Deferred tax liabilities:
Intangible assets	$(643.7)	$(171.1)
Operating lease right-of-use assets	(471.8)	(153.0)
Stock basis recapture	(335.8)	—
Property, plant and equipment	(61.2)	(49.2)
Accrued expenses and other	(41.0)	(19.6)
Total deferred tax liabilities	(1,553.5)	(392.9)
Net deferred tax liabilities	$(606.4)	$(93.0)

The Company’s overall increase in its net deferred tax liabilities is primarily due to its acquisition of Mattress Firm on February 5, 2025. Significant deferred tax assets increased for acquired lease liabilities, federal and state net operating losses, interest expense carryforwards and other tax attributes. Additionally, significant deferred tax liabilities increased for acquired lease assets, intangible assets and stock basis recapture stemming from Mattress Firm’s 2018 debt restructuring. The stock basis recapture and the majority of the intangible asset deferred tax liabilities are indefinite-lived in nature.

Tax Attributes Included in Deferred Tax Assets

Included in the calculation of the Company's deferred tax assets are the following gross income tax attributes available at December 31, 2025 and 2024, respectively:

(in millions)	2025	2024
U.S. federal net operating losses ("FedNOLs")	$157.5	$—
State net operating losses ("SNOLs")	3,511.7	103.4
Foreign net operating losses ("FNOLs")	31.6	45.8
U.S. state income tax credits ("SITCs")	2.4	2.8
Notional interest deduction ("NID")	46.3	46.3
State charitable contribution carryover ("SCCCs")	0.6	0.6

The FedNOLs, SNOLs, FNOLs, SITCs and SCCCs generally begin to expire in 2032, 2026, 2026, 2031 and 2026, respectively.

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of certain of the FedNOLs, SNOLs, FNOLs, SITCs, NID, the SCCCs and certain other deferred tax assets related to certain foreign operations (together, the "Tax Attributes"). The Company has established a valuation allowance for certain deferred tax assets (including the Tax Attributes) where it is more likely than not such deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible or creditable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making its assessment regarding the recoverability of its deferred tax assets. The Company has recorded valuation allowances against $1,457.4 million of the SNOLs, $14.6 million of FNOLs, $46.3 million of the NID and $0.6 million of the SCCCs as of December 31, 2025. With respect to all other Tax Attributes above, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the underlying deferred tax assets. However, there can be no assurance that such assets will be realized if circumstances change.

Deferred Tax Liability for Undistributed Foreign Earnings

As it relates to the book to tax basis difference with respect to the stock of each of the Company's foreign subsidiaries, at December 31, 2025, the Company has accrued approximately $2.9 million and $1.4 million, respectively, for income and withholding taxes.

Uncertain Income Tax Positions

GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. Uncertain income tax liabilities reflect the Company's best judgment of the facts, circumstances and information available through December 31, 2025. Uncertain income tax liabilities are derived using the cumulative probability approach and applying the tax technical requirements applicable to U.S. and other international tax and transfer pricing requirements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance as of December 31, 2023	$4.5
Additions for tax positions of prior years	0.2
Expiration of statutes of limitations	(2.6)
Balance as of December 31, 2024	$2.1
Additions based on tax positions related to 2025	11.5
Additions for tax positions of prior years	22.5
Expiration of statutes of limitations	(5.0)
Reduction for tax positions of prior years	(0.4)
Balance as of December 31, 2025	$30.7

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at December 31, 2025 and 2024 would be $30.7 million and $2.1 million, respectively. The increase in the additions for tax positions for prior years is primarily related to positions acquired during 2025. During the years ended December 31, 2025 and 2024, the Company recognized $1.2 million and $0.7 million in interest and penalties as a benefit in the income tax provision, respectively. The Company had $1.4 million and $0.3 million of accrued interest and penalties at December 31, 2025 and 2024, respectively.

With few exceptions, the Company is no longer subject to tax examinations by the U.S., state and local municipalities or non-U.S. jurisdictions for periods prior to 2020. The Company is currently under examination by various tax authorities around the world.

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

On July 4, 2025, the Tax Act was signed into law. While the Tax Act has multiple provisions that are expected to impact the Company, guidance on the potentially relevant provisions is forthcoming. As such, the Company will continue to evaluate the impact as further information becomes available.

The Danish Tax Matter

The Company was involved in a dispute with the Danish tax authority ("SKAT") regarding the royalty paid by a U.S. subsidiary to a Danish subsidiary for tax years 2012 through 2022. The issues involved the royalty paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production process. For Danish income tax purposes, the matter was fully resolved prior to 2024.

From the U.S. income tax perspective, the final resolution of the matter resulted in refundable U.S. income tax of approximately $31.1 million which was recorded as an income tax receivable at December 31, 2024. Such income tax receivable was received by the Company on April 15, 2025. As such, there is no U.S. income tax receivable at December 31, 2025 related to this issue.

(14) Earnings Per Common Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Somnigroup:

	Year Ended December 31,
(in millions, except per common share amounts)	2025	2024	2023
Numerator:
Net income attributable to Somnigroup International Inc.	$384.1	$384.3	$368.1

Denominator:
Denominator for basic earnings per common share-weighted average shares	206.0	173.6	172.2
Effect of dilutive securities:
Employee stock-based compensation	3.2	4.6	5.1
Denominator for diluted earnings per common share-adjusted weighted average shares	209.2	178.2	177.3

Basic earnings per common share	$1.86	$2.21	$2.14

Diluted earnings per common share	$1.84	$2.16	$2.08

For the year ended December 31, 2025, the Company excluded 0.6 million shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Somnigroup's common stock or they were otherwise anti-dilutive. For the years ended December 31, 2024 and 2023, the Company excluded an insignificant number of shares from the diluted earnings per common share computation because their exercise price was greater than the average market price of Somnigroup's common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon award vesting.

SOMNIGROUP INTERNATIONAL INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(15) Business Segment Information

The Company operates in three segments: Mattress Firm, Tempur Sealy North America and Tempur Sealy International. These segments are strategic business units that are managed separately. The Mattress Firm segment consists of retail stores and distribution centers located in the U.S. The Tempur Sealy North America segment consists of manufacturing, distribution and retail subsidiaries and licensees located in the U.S., Canada and Mexico (other than Mattress Firm retail and distribution locations). The Tempur Sealy International segment consists manufacturing, distribution and retail subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). Corporate operating expenses are not included in any of the segments and are presented separately as a reconciling item to consolidated results. The Company evaluates segment performance based on net sales, gross profit and operating income.

The Company sells its products in over 100 countries to over 10,000 wholesale customers. The Company's Direct channel represents 63.5% of the Company's consolidated net sales in 2025, as compared to 24.9% of the Company's consolidated net sales in 2024. Mattress Firm contributed approximately 46.9% of the Company's consolidated net sales in the year ended 2025.

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

The following table summarizes total assets by segment:

	December 31,	December 31,
(in millions)	2025	2024
Mattress Firm	$7,929.7	$—
Tempur Sealy North America	5,717.9	5,575.2
Tempur Sealy International	1,542.3	1,477.6
Corporate	2,588.7	3,580.0
Inter-segment eliminations	(6,177.9)	(4,652.4)
Total assets	$11,600.7	$5,980.4

 The following table summarizes property, plant and equipment, net, by segment:

	December 31,	December 31,
(in millions)	2025	2024
Mattress Firm	$270.7	$—
Tempur Sealy North America	609.9	687.7
Tempur Sealy International	110.8	89.6
Corporate	27.8	33.8
Total property, plant and equipment, net	$1,019.2	$811.1

SOMNIGROUP INTERNATIONAL INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes operating lease right-of-use assets by segment:

	December 31,	December 31,
(in millions)	2025	2024
Mattress Firm	$1,344.9	$—
Tempur Sealy North America	315.2	407.1
Tempur Sealy International	215.9	188.6
Corporate	2.8	3.1
Total operating lease right-of-use assets	$1,878.8	$598.8

The following table summarizes segment information for the year ended December 31, 2025:

(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$3,505.4	$2,701.2	$1,269.9	$—	$—	$7,476.5
Inter-segment sales	$0.6	$976.3	$0.5	$—	$(977.4)	$—
Total net sales and inter-segment sales	$3,506.0	$3,677.5	$1,270.4	$—	$(977.4)	$7,476.5

Inter-segment royalty expense (income)	—	35.6	(35.6)	—	—	—

Gross profit	1,171.7	1,383.8	627.7	—	—	3,183.2
Advertising expense	197.9	393.2	101.1	—	—	692.2
Other selling and marketing expense	575.1	254.6	199.4	17.7	—	1,046.8
General, administrative and other expenses	203.8	172.9	125.6	192.7	—	695.0
Loss on disposal of business	4.1	9.8	—	—	—	13.9
Equity income in earnings of unconsolidated affiliates	—	—	(19.6)	—	—	(19.6)
Operating income (loss)	190.8	553.3	221.2	(210.4)	—	754.9
Interest expense, net						267.9
Other expense, net						6.0
Income before income taxes						481.0

Depreciation and amortization (1)	$85.0	$121.4	$32.0	$52.1	$—	$290.5
Capital expenditures	96.1	29.4	38.0	3.4	—	166.9
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes segment information for the year ended December 31, 2024:

(in millions)	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$3,788.9	$1,142.0	$—	$—	$4,930.9
Inter-segment sales	$0.5	$0.2	$—	$(0.7)	$—
Total net sales and inter-segment sales	$3,789.4	$1,142.2	$—	$(0.7)	$4,930.9

Inter-segment royalty expense (income)	34.3	(34.3)	—	—	—

Gross profit	1,466.7	561.2	—	—	2,027.9
Advertising expense	382.0	88.9	—	—	470.9
Other selling and marketing expense	270.6	181.7	16.2	—	468.5
General, administrative and other expenses	202.0	114.6	156.6	—	473.2
Equity income in earnings of unconsolidated affiliates	—	(18.9)	—	—	(18.9)
Operating income (loss)	612.1	194.9	(172.8)	—	634.2
Interest expense, net					134.8
Other income, net					(4.9)
Income before income taxes					504.3

Depreciation and amortization (1)	$127.6	$28.2	$45.7	$—	$201.5
Capital expenditures	57.2	30.9	9.2	—	97.3
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the year ended December 31, 2023:

(in millions)	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$3,855.5	$1,069.9	$—	$—	$4,925.4
Inter-segment sales	$1.2	$0.5	$—	$(1.7)	$—
Total net sales and inter-segment sales	$3,856.7	$1,070.4	$—	$(1.7)	$4,925.4

Inter-segment royalty expense (income)	33.7	(33.7)	—	—	—

Gross profit	1,478.6	507.6	—	—	1,986.2
Advertising expense	389.9	79.1	—	—	469.0
Other selling and marketing expense	261.0	170.4	20.5	—	451.9
General, administrative and other expenses	184.6	110.2	186.3	—	481.1
Equity income in earnings of unconsolidated affiliates	—	(23.0)	—	—	(23.0)
Operating income (loss)	643.1	170.9	(206.8)	—	607.2
Interest expense, net					129.9
Loss on extinguishment of debt					3.2
Income before income taxes					474.1

Depreciation and amortization (1)	$102.2	$25.6	$55.2	$—	$183.0
Capital expenditures	158.8	18.1	8.5	—	185.4
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    The following table summarizes property, plant and equipment, net, by geographic region:

	December 31,	December 31,
(in millions)	2025	2024
United States	$889.3	$704.1
All other	129.9	107.0
Total property, plant and equipment, net	$1,019.2	$811.1

The following table summarizes operating lease right-of-use assets by geographic region:

	December 31,	December 31,
(in millions)	2025	2024
United States	$1,653.1	$401.0
All other	225.7	197.8
Total operating lease right-of-use assets	$1,878.8	$598.8

The following table summarizes net sales by geographic region:

	Year Ended December 31,
(in millions)	2025	2024	2023
United States	$5,934.7	$3,490.1	$3,560.8
All other	1,541.8	1,440.8	1,364.6
Total net sales	$7,476.5	$4,930.9	$4,925.4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our evaluation of internal control over financial reporting did not include the internal controls of Mattress Firm, which was acquired in 2025 and is included in the 2025 consolidated financial statements. Mattress Firm constituted approximately 68% of total consolidated assets (inclusive of acquired goodwill and indefinite-lived intangible assets) as of December 31, 2025 and approximately 47% of total consolidated net sales for the year then ended. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2025.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company's internal control over financial reporting as of December 31, 2025. That report appears on page 67 of this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Somnigroup International Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Somnigroup International Inc. internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Somnigroup International Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mattress Firm, which is included in the 2025 consolidated financial statements of the Company and constituted approximately 68% of total consolidated assets as of December 31, 2025 and approximately 47% of total consolidated net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Mattress Firm.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2026, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Louisville, Kentucky
February 27, 2026

ITEM 9B. OTHER INFORMATION

(a) Not applicable.

(b) During the quarter ended December 31, 2025, none of our directors or executive officers adopted any Rule "10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined Regulation S-K, Item 408).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders (the "Proxy Statement") under the sections entitled "Proposal No. 1—Election of Directors," and "Board of Directors' Meetings, Committees of the Board and Related Matters—Corporate Governance," — "Committees of the Board," —"Policies Governing Director Nominations," —"Board and Committee Independence; Audit Committee Financial Experts," and "Other Information—Delinquent Section 16(a) Reports."

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Amended and Restated 2013 Equity Incentive Plan (1)	5,501,957	44.59	7,328,657

(1)The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the Amended and Restated 2013 Equity Incentive Plan includes 1,241,115 shares issuable under restricted stock units and deferred stock units. Additionally, this number includes 1,329,938 performance restricted stock units which reflects a maximum payout of the awards granted.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled "Proposal No. 2— Ratification of Independent Auditors—Fees for Independent Auditors During the Years Ended December 31, 2025 and 2024" and "—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	The following is a list of the financial statements of Somnigroup International Inc. included in this Report, which are filed herewith pursuant to ITEM 8:
		Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
		Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
		Consolidated Balance Sheets as of December 31, 2025 and 2024
		Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2025, 2024 and 2023
		Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
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

2.1
Agreement and Plan of Merger, dated as of May 9, 2023, by and among Tempur Sealy International, Inc., Lima Holdings Corporation, Lima Deal Corporation LLC, Mattress Firm Group Inc., and Steenbok Newco 9 Limited, solely in its capacity as Stockholder Representative (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K as filed on May 10, 2023). (1)

2.2
Amendment and Waiver to Agreement and Plan of Merger dated as of February 5, 2025 by and among Tempur Sealy International, Inc., Lima Holdings Corporation, Lima Deal Corporation LLC, Mattress Firm Group Inc. and Steenbok Newco 9 Limited, solely in its capacity as stockholder representative (filed as Exhibit 2.2 to the Registrant's Annual Report on Form 10-K as filed on February 28, 2025. (1)

3.1
Amended and Restated Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Registrant’s registration statement on Form S-1/A (File No. 333-109798) as filed on December 12, 2003). (1)

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
4.4
Supplemental Indenture, dated as of April 4, 2025, among Somnigroup International Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee for 4.00% Senior Notes due 2029 (filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q as filed on August 8, 2025). (1)

4.5
Indenture, dated as of September 24, 2021 among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 10.1 (but numbered 4.1) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)

4.6	Form of 3.875% Senior Notes due 2031 (included in Exhibit 10.1 (but numbered 4.2) to the Registrant’s Current Report on Form 8-K as filed on September 24, 2021). (1)
4.7
Supplemental Indenture, dated as of April 4, 2025, among Somnigroup International Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee for 3.875% Senior Notes due 2031 (filed as Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-Q as filed on August 8, 2025). (1)

4.8	Description of Registered Securities (filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-K as filed on February 8, 2025). (1)

10.1
Credit Agreement dated as of October 10, 2023 among Tempur Sealy International, Inc., as parent borrower, the Additional Borrowers from time to time parties thereto, the Several Lenders from time to time parties thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on October 11, 2023). (1)

10.2
Amendment No. 1 dated as of February 6, 2024 by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as administrative agent, to the Credit Agreement dated as of October 10, 2023 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on February 8, 2024). (1)

10.3
Amendment No. 2 dated as of October 24, 2024 by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on October 25, 2024). (1)

10.4
Amendment No. 3 dated as of October 24, 2024 by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, each lender party thereto, Bank of America, N.A., as administrative agent and Wells Fargo Securities, LLC, as lead left arranger (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on October 25, 2024). (1)

10.5
Amendment No. 4 dated as of June 24, 2025 by and among Somnigroup International Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on June 24, 2025). (1)

10.6
Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.7
Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.8
Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.9
Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.10	Amended and Restated Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.11	2021 Amended and Restated Non-Employee Director Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2021). (1)(2)
10.12	Tempur-Pedic International, Inc. 2013 Equity Incentive Plan (filed as Appendix A to the Registrant's Definitive Proxy statement on Schedule 14A as filed on April 12, 2013). (1)(2)
10.13	Tempur Sealy International, Inc. Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed on May 2, 2017). (1)(2)
10.14	Tempur Sealy International, Inc. Amended and Restated 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 26, 2017). (1)(2)
10.15
Tempur Sealy International, Inc. Amended and Restated 2013 Equity Incentive Plan as of May 5, 2022 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 24, 2022).(1)(2)

10.16	Second Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Appendix B to the Registrant’s Definitive Proxy Statement (File No.001-31922) filed on March 16, 2015). (1)(2)
10.17	Third Amended and Restated Annual Incentive Bonus Plan for Senior Executives Terms and Conditions. (2)
10.18
Employment and Non-Competition Agreement dated as of September 4, 2015, by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.19
First Amendment to Employment and Non-Competition Agreement dated November 27, 2017 by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)

10.20
Second Amendment to Employment and Non-Competition Agreement dated March 25, 2020 by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on March 27, 2020). (1)(2)

10.21
Amended and Restated Employment and Non-Competition Agreement dated as of July 6, 2022 between Tempur Sealy International, Inc. and Scott L. Thompson (as filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on July 7, 2022). (1)(2)

10.22
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

10.25	Mattress Firm, Inc. Offer Letter to Steve Rusing dated March 5, 2025 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as filed on May 12, 2025). (1)(2)
10.26	First Amendment to Mattress Firm, Inc. Offer Letter to Steve Rusing dated June 13, 2025 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q as filed on August 8, 2025). (1)(2)

10.27
Second Amendment to Mattress Firm, Inc. Offer Letter to Steve Rusing dated August 14, 2025 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 7, 2025). (1)(2)

10.28	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.37 to Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.29
Stock Option Agreement dated as of September 4, 2015 between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.30
Form of Special Grant Stock Option Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018).(1) (2)

10.31	Form of Amendment to Stock Option Agreement (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)
10.32	Non-Qualified Premium-Priced Stock Option Agreement dated July 6, 2022 (as filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on July 7, 2022).(1)(2)
10.33	Non-Qualified Premium-Priced Stock Option Agreement dated June 23, 2025 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on June 24, 2025). (1)(2)
10.34
Restricted Stock Unit Award Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.35
Form of 2021 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K as filed on February 19, 2021). (1)(2)

10.36
Form of 2021 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on February 19, 2021). (1)(2)

10.37
Form of 2022 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K as filed on February 22, 2022). (1)(2)

10.38
Form of 2022 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on February 22, 2022). (1)(2)

10.39
Form of 2023 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022 (filed as Exhibit 10.60 to the Registrant's Annual Report on Form 10-K as filed on February 17, 2023). (1)(2)

10.40
Form of 2023 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022 (filed as Exhibit 10.61 to the Registrant's Annual Report on Form 10-K as filed on February 17, 2023). (1)(2)

10.41
Form of 2024 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022 (filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K as filed on February 16, 2024). (1)(2)

10.42
Form of 2024 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022 (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on February 16, 2024). (1)(2)

10.43
Form of 2025 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022 (filed as Exhibit 10.43 to the Registrant's Annual Report on Form 10-K as filed on February 28, 2025). (1)(2)

10.44
Form of 2025 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022 (filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K as filed on February 28, 2025). (1)(2)

10.45	Form of 2026 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022. (2)
10.46	Form of 2026 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan as amended May 5, 2022. (2)
10.47
Subscription Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

19.1	Somnigroup International Inc. Policy on Insider Trading and Confidentiality (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K as filed on February 28, 2025). (1)
21.1	Subsidiaries of Somnigroup International Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)
97	Somnigroup International Inc. Clawback Policy (filed as Exhibit 97 to the Registrant's Annual Report on Form 10-K as filed on February 28, 2025). (1)

101
The following materials from Somnigroup International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' (Deficit) Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL.
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

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
SCHEDULE II
(in millions)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2023	$42.3	$18.0	$0.8	$(11.6)	$49.5
Year Ended December 31, 2024	$49.5	$3.9	$(0.6)	$(4.7)	$48.1
Year Ended December 31, 2025	$48.1	$2.3	$2.7	$(4.4)	$48.7

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMNIGROUP INTERNATIONAL INC. (Registrant)

Date: February 27, 2026	By:	/S/ Scott L. Thompson
Scott L. Thompson Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 27, 2026, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ SCOTT L. THOMPSON	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Scott L. Thompson

/S/ BHASKAR RAO	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Bhaskar Rao

/S/ CHRISTOPHER T. COOK	Director
Christopher T. Cook

/S/ EVELYN S. DILSAVER	Director
Evelyn S. Dilsaver

/S/ SIMON JOHN DYER	Director
Simon John Dyer

/S/ CATHY R. GATES	Director
Cathy R. Gates

/S/ MEREDITH SIEGFRIED MADDEN	Director
Meredith Siegfried Madden

/S/ RICHARD W. NEU	Director
Richard W. Neu

/S/ PETER R. SACHSE	Director
Peter R. Sachse