Form 10-Q
period 2026-03-31
SOMNIGROUP INTERNATIONAL INC.
filed 2026-05-08
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2026
or
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

The number of shares outstanding of the registrant’s common stock as of May 4, 2026 was 210,340,624 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment including its impact on consumer behavior in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global and geo-political events (including the war in Ukraine and the war in the Middle East) and any related effect on pricing, sales and supply of materials, labor costs and other employment-related costs; the imposition of new tariffs and retaliatory tariffs, increases in existing tariffs and other changes in trade policy and regulations; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth including the acquisition of Mattress Firm; expectations regarding post-closing supply agreements, future performance, synergies and integration of acquired companies with our business, including Mattress Firm; the ability to close the pending Leggett & Platt acquisition, which depends on the satisfaction of customary closing conditions, including approval by Leggett & Platt's shareholders and receipt of applicable regulatory approvals; the ability to successfully integrate Mattress Firm and Leggett & Platt into the Company's operations and realize all synergies from the transactions; the possibility that the expected benefits of the Mattress Firm and Leggett & Platt acquisitions are not realized when expected or at all; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector, as well as consumer confidence and the availability of consumer financing; the ability to develop and successfully launch new products; capital project timelines; the ability to realize all synergies and benefits of acquisitions (including the merger with Mattress Firm and Leggett & Platt); our reliance on information technology ("IT") and the associated risks involving realized or potential security lapses and/or cyber based attacks; the impact of cybersecurity incidents on our business, results of operations or financial condition, including our assessments of such impact; the Company's ability to restore its critical operational data and IT systems in a reasonable time frame following a cybersecurity incident; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards and the H.R. 1 tax act ("Tax Act"); and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

Other potential risk factors include the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report"). In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

When used in this Report, except as specifically noted otherwise, the term "Somnigroup International" refers to the parent company Somnigroup International Inc. only, and the terms "Somnigroup," "Company," "we," "our," "ours" and "us" refer to Somnigroup International Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. When used in this Report, the term "Mattress Firm" refers to Mattress Firm Group Inc. and its direct and indirect wholly-owned subsidiaries or Mattress Firm Group LLC and its direct and indirect wholly-owned subsidiaries as the context requires, and the term "Mattress Firm Acquisition" refers to the acquisition of Mattress Firm which was finalized on February 5, 2025. In addition, when used in this Report, "2023 Credit Agreement" refers to the Company's senior credit facility entered into in 2023, and amended in February 2024, October 2024 and June 2025; "Term B Loan" refers to the incremental term B loan facility entered into in 2024; "Delayed Draw Term A Loan" refers to the delayed draw term A loan commitment entered into in 2024; "2029 Senior Notes" refers to the 4.00% senior notes due 2029 issued in 2021; and "2031 Senior Notes" refers to the 3.875% senior notes due 2031 issued in 2021.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$1,801.5	$1,604.7
Cost of sales	1,024.6	1,024.2
Gross profit	776.9	580.5
Selling and marketing expenses	428.5	362.6
General, administrative and other expenses	166.9	209.5
Equity income in earnings of unconsolidated affiliates	(5.6)	(4.8)
Operating income	187.1	13.2

Other expense, net:
Interest expense, net	60.0	61.3
Other (income) expense, net	(10.2)	1.2
Total other expense, net	49.8	62.5

Income (loss) before income taxes	137.3	(49.3)
Income tax (provision) benefit	(33.4)	16.5
Net income (loss) before non-controlling interest	103.9	(32.8)
Less: Net (loss) income attributable to non-controlling interest	(0.3)	0.3
Net income (loss) attributable to Somnigroup International Inc.	$104.2	$(33.1)

Earnings (loss) per common share:
Basic	$0.50	$(0.17)
Diluted	$0.49	$(0.17)

Weighted average common shares outstanding:
Basic	210.3	194.9
Diluted	212.6	198.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss) before non-controlling interest	$103.9	$(32.8)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(14.2)	29.7
Net change in pension benefits, net of tax	—	0.6
Other comprehensive (loss) income, net of tax	(14.2)	30.3
Comprehensive income (loss)	89.7	(2.5)
Less: Comprehensive (loss) income attributable to non-controlling interest	(0.3)	0.3
Comprehensive income (loss) attributable to Somnigroup International Inc.	$90.0	$(2.8)

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$110.8	$134.9
Accounts receivable, net	339.1	358.5
Inventories	631.0	630.0
Prepaid expenses and other current assets	164.8	170.7
Total Current Assets	1,245.7	1,294.1
Property, plant and equipment, net	1,009.8	1,019.2
Goodwill	4,586.9	4,595.9
Trade name and other intangible assets, net	2,582.6	2,587.1
Operating lease right-of-use assets	1,876.4	1,878.8
Deferred income taxes	18.3	18.5
Other non-current assets	219.9	207.1
Total Assets	$11,539.6	$11,600.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$465.1	$401.6
Accrued expenses and other current liabilities	610.1	636.5
Short-term operating lease obligations	400.7	399.6
Current portion of long-term debt	112.1	112.4
Income taxes payable	18.2	15.1
Total Current Liabilities	1,606.2	1,565.2
Long-term debt, net	4,436.4	4,573.3
Long-term operating lease obligations	1,585.3	1,589.8
Deferred income taxes	625.7	624.9
Other non-current liabilities	130.7	130.6
Total Liabilities	8,384.3	8,483.8

Redeemable non-controlling interest	7.9	8.9

Total Stockholders' Equity	3,147.4	3,108.0
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$11,539.6	$11,600.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($ in millions) (unaudited)

Three Months Ended March 31, 2026

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2025	$8.9	283.8	$2.8	73.9	$(1,664.3)	$1,038.7	$3,829.2	$(98.4)	$3,108.0
Net income							104.2		104.2
Net income attributable to non-controlling interest	(0.3)								—
Dividend paid to non-controlling interest in subsidiary	(0.7)								—
Adjustment to pension liability, net of tax								—	—
Foreign currency adjustments, net of tax								(14.2)	(14.2)
Dividends declared on common stock ($0.17 per share)							(36.0)		(36.0)
Issuances of PRSUs and RSUs				(0.7)	28.1	(28.1)			—
Treasury stock repurchased - PRSU/RSU releases				0.3	(26.2)				(26.2)
Amortization of unearned stock-based compensation						11.6			11.6
Balance as of March 31, 2026	$7.9	283.8	$2.8	73.5	$(1,662.4)	$1,022.2	$3,897.4	$(112.6)	$3,147.4

Three Months Ended March 31, 2025

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2024	$9.3	283.8	$2.8	110.2	$(3,330.0)	$501.2	$3,571.8	$(186.8)	$559.0
Net income							(33.1)		(33.1)
Net income attributable to non-controlling interest	0.3								—
Dividend paid to non-controlling interest in subsidiary	(1.0)								—
Adjustment to pension liability, net of tax								0.6	0.6
Foreign currency adjustments, net of tax								29.7	29.7
Dividends declared on common stock ($0.15 per share)							(31.5)		(31.5)
Shares issued in connection with Mattress Firm acquisition				(34.2)	1,609.9	635.2			2,245.1
Exercise of stock options				(0.1)	2.3	(1.3)			1.0
Issuances of PRSUs and RSUs				(1.3)	80.2	(80.2)			—
Treasury stock repurchased - PRSU/RSU releases				0.5	(30.1)				(30.1)
Treasury stock repurchased - merger consideration				0.1	(7.4)				(7.4)
Amortization of unearned stock-based compensation						8.4			8.4
Balance as of March 31, 2025	$8.6	283.8	$2.8	75.2	$(1,675.1)	$1,063.3	$3,507.2	$(156.5)	$2,741.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before non-controlling interest	$103.9	$(32.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60.9	57.7
Amortization of stock-based compensation	11.6	8.4
Amortization of deferred financing costs	1.7	1.7
Bad debt expense	1.9	4.7
Deferred income taxes	1.7	—
Dividends received from unconsolidated affiliates	5.3	5.5
Equity income in earnings of unconsolidated affiliates	(5.6)	(4.8)
Foreign currency adjustments and other	2.6	0.8
Changes in operating assets and liabilities, net of effect of business acquisitions	62.5	65.2
Net cash provided by operating activities	246.5	106.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(60.5)	(24.0)
Acquisitions, net of cash acquired	—	(2,835.0)
Purchases of investments	(0.3)	—
Other	0.1	0.1
Net cash used in investing activities	(60.7)	(2,858.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	1,164.9	1,880.4
Repayments of borrowings under long-term debt obligations	(1,299.3)	(663.1)
Proceeds from exercise of stock options	—	1.0
Treasury stock repurchased	(26.2)	(37.5)
Dividends paid	(36.7)	(32.9)
Repayments of finance lease obligations and other	(7.4)	(5.8)
Net cash (used in) provided by financing activities	(204.7)	1,142.1

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5.2)	11.8
Decrease in cash, cash equivalents and restricted cash	(24.1)	(1,598.6)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	134.9	1,709.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$110.8	$111.1

Supplemental cash flow information:
Cash paid for interest	$45.1	$52.2
Non-cash investing activities:
Treasury stock issued in connection with Mattress Firm Acquisition	$—	$2,245.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business. Somnigroup International Inc., a Delaware corporation, together with its subsidiaries, is a U.S. based, multinational company. The term "Somnigroup International" refers to Somnigroup International Inc. only, and the term "Company" refers to Somnigroup International Inc. and its consolidated subsidiaries.

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

The Company has ownership interests in Asia-Pacific joint ventures to develop markets for Sealy® and Stearns & Foster® branded products and ownership in a United Kingdom joint venture to manufacture, market and distribute Sealy® and Stearns & Foster® branded products. The Company's ownership interests in each of these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income (Loss).

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2025, included in the 2025 Annual Report filed with the Securities and Exchange Commission on February 27, 2026.

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

(b) Inventories. Inventories are stated at the lower of cost or net realizable value, determined by either the first-in, first-out method or the weighted average cost method, depending on reportable segment, and consist of the following:

	March 31,	December 31,
(in millions)	2026	2025
Finished goods	$488.7	$484.7
Work-in-process	17.0	16.5
Raw materials and supplies	125.3	128.8
	$631.0	$630.0

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(c) Fair Value. Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2023 Credit Agreement (as defined in Note 5, "Debt") and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of debt instruments. The fair values of these material financial instruments are as follows:

	Fair Value
(in millions)	March 31, 2026	December 31, 2025
2029 Senior Notes	$770.4	$780.1
2031 Senior Notes	$728.8	$748.8

(d) Definitive Agreement with Leggett & Platt, Incorporated

On April 13, 2026, Somnigroup International and Leggett & Platt, Incorporated ("Leggett & Platt") entered into a definitive agreement (the "Merger Agreement") for a proposed business acquisition in which Somnigroup International, through a wholly-owned subsidiary, will acquire Leggett & Platt in an all-stock transaction (the "Transaction") valued at approximately $2.5 billion based on the closing price of Somnigroup International's common stock as of April 10, 2026 and inclusive of Leggett & Platt's existing indebtedness.

The Transaction is currently anticipated to close by year-end 2026, subject to the satisfaction of customary closing conditions, including approval by Leggett & Platt’s shareholders and receipt of applicable regulatory approvals. The Transaction does not require Somnigroup International shareholder approval. Following the close of the Transaction, Leggett & Platt is expected to operate as a separate business unit within Somnigroup and to maintain its offices in Carthage, Missouri.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(2) Net Sales

The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Channel
Direct	$885.9	$90.0	$220.4	$1,196.3	$593.7	$121.7	$190.6	$906.0
Wholesale	—	473.5	131.7	605.2	—	584.5	114.2	698.7
Net sales	$885.9	$563.5	$352.1	$1,801.5	$593.7	$706.2	$304.8	$1,604.7

	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Geographical Region
United States	$885.9	$505.0	$—	$1,390.9	$593.7	$648.1	$—	$1,241.8
All other	—	58.5	352.1	410.6	—	58.1	304.8	362.9
Net sales	$885.9	$563.5	$352.1	$1,801.5	$593.7	$706.2	$304.8	$1,604.7

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

The Mattress Firm Acquisition enhances the Company's global omni-channel strategy and enables a seamless consumer experience, among other things. Mattress Firm operates as a separate business segment within the Company. The Company accounted for this transaction as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Mattress Firm's financial results for the three months ended March 31, 2026 and the period of February 5, 2025 through March 31, 2025 (the "stub period") are included in the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

(1)
The stock consideration of 34.2 million shares of Somnigroup International common stock represents a value of $65.65 per share, which is the simple average of the opening and closing price per share of the Company's common stock on the NYSE on the business day immediately prior to the date of acquisition. This amount includes stock consideration to Mattress Firm employees for equity awards converted into the right to receive merger consideration.

(2)	Represents the effective settlement of Mattress Firm outstanding payables to Somnigroup, net of incentives receivable. No gain or loss was recognized on this settlement.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
Final Purchase Price Allocation

The final allocation of the purchase price is based on the fair values of the assets acquired and liabilities assumed as of February 5, 2025.

The components of the final purchase price allocation are as follows:

(in millions)	Final Allocation
Accounts receivable, net	$21.5
Inventories	313.1
Prepaid expenses and other current assets	65.6
Assets held for sale	35.9
Property and equipment	252.8
Operating lease right-of-use assets	1,270.9
Other non-current assets	54.0
Indefinite-lived trade names	1,880.0
Goodwill	3,493.9
Fair value of assets acquired	$7,387.7

Accounts payable	(93.6)
Accrued expenses and other current liabilities	(259.4)
Income taxes payable	(0.6)
Liabilities held for sale	(32.7)
Long-term operating lease obligations	(1,306.5)
Deferred tax liability	(486.0)
Other non-current liabilities	(56.5)
Long-term debt	(11.0)
Fair value of liabilities assumed	(2,246.3)
Net consideration transferred	5,141.4
Cash acquired	267.0
Total consideration transferred	$5,408.4

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

Transaction Costs

The Company incurred an immaterial amount of transaction costs related to the Mattress Firm Acquisition during the three months ended March 31, 2026 and $50.2 million in the three months ended March 31, 2025. Transaction costs primarily included legal and professional fees associated with the Mattress Firm Acquisition.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
Consolidated Results of Operations

The business acquired in the Mattress Firm Acquisition contributed revenue of $885.9 million and $593.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively and contributed net income of $32.4 million and $0.8 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Unaudited Pro Forma Financial Information

The following represents the unaudited consolidated pro forma financial information for the period as if Mattress Firm had been included in the consolidated results of the Company since January 1, 2024. Pro forma results do not include the effect of any future synergies anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

(unaudited)
Three Months Ended March 31,
(in millions)	2025
Pro forma net sales	$1,871.8
Pro forma net income	$(241.1)

The pro forma amounts have been calculated after applying the Company's accounting policies and by including the results of Mattress Firm, and adjusting the combined results to give effect to the following, as if the acquisition had been consummated on January 1, 2024, together with the consequential tax effects thereon:

(unaudited)	Three months ended
(in millions)	March 31, 2025
Pro Forma Adjustments to Net Sales, as Reported:
Mattress Firm pre-acquisition net revenue	$345.1
Elimination of intercompany sales to Mattress Firm	(78.0)
Total adjustments to net sales	$267.1
Pro Forma Adjustments to Net Loss, as Reported:
Mattress Firm pre-acquisition loss (1)	$(318.3)
Transaction costs (2)	50.2
Intercompany profit elimination (3)	62.0
Purchase price allocation adjustments (4)	16.7
Interest expense adjustments (5)	(2.4)
Tax effect of pro forma adjustments (6)	(16.2)
Total adjustments to net loss	$(208.0)

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

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(4) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	Tempur Sealy North America	Tempur Sealy International	Mattress Firm	Consolidated
Balance as of December 31, 2025	$607.0	$495.0	$3,493.9	$4,595.9
Foreign currency translation and other	(0.8)	(8.2)	—	(9.0)
Balance as of March 31, 2026	$606.2	$486.8	$3,493.9	$4,586.9
(5) Debt

Debt for the Company consists of the following:

	March 31, 2026		December 31, 2025
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2023 Credit Agreement:
Term A Facility	$1,029.7	(1)	$1,043.8	(1)	October 10, 2028
Term B Facility	1,231.0	(2)	1,234.8	(2)	October 24, 2031
Revolver	426.5	(1)	550.5	(1)	October 10, 2028
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	89.5	(3)	79.3	(3)	October 8, 2026
Finance lease obligations (4)	105.9		110.6		Various
Other	95.3		98.3		Various
Total debt	4,577.9		4,717.3
Less: Deferred financing costs	29.4		31.6
Total debt, net	4,548.5		4,685.7
Less: Current portion	112.1		112.4
Total long-term debt, net	$4,436.4		$4,573.3

(1)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.375% as of March 31, 2026 and December 31, 2025.
(2)	Term B Interest at SOFR index plus applicable margin of 2.250% as of March 31, 2026 and December 31, 2025.
(3)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(4)	New finance lease obligations are a non-cash financing activity.

As of March 31, 2026, the Company was in compliance with all applicable debt covenants.

2023 Credit Agreement

On October 10, 2023, the Company entered into the 2023 Credit Agreement with a syndicate of banks. The 2023 Credit Agreement provides for a $1,190.00 million revolving credit facility, a $500.0 million term loan facility, a $625.0 million Delayed Draw Term A Loan, a $1,600.0 million Term B Loan (which was initially placed in escrow, net of an original issue discount, and released upon the consummation of the Mattress Firm Acquisition) and an incremental facility in an aggregate amount up to the greater of $850.0 million and additional amounts subject to the conditions set forth in the 2023 Credit Agreement, plus the amount of certain prepayments, plus an additional unlimited amount subject to compliance with a maximum consolidated secured leverage ratio test. The 2023 Credit Agreement also contains a $60.0 million sub-facility for the issuance of letters of credit.

The Company had outstanding borrowings of $426.5 million under the revolving credit facility as of March 31, 2026. Total availability under the revolving facility was $762.7 million, after a $0.8 million reduction for outstanding letters of credit, as of March 31, 2026.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). While subject to a $150.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. As of March 31, 2026, the Company had fully drawn down the Accounts Receivable Securitization with borrowings of $89.5 million. Borrowings under this facility are classified as long-term debt within the Condensed Consolidated Balance Sheets at March 31, 2026, based on the Company's ability and intent to refinance on a long-term basis.

(6) Stockholders' Equity

(a) Treasury Stock. As of March 31, 2026, the Company had approximately $774.5 million remaining under its share repurchase authorization. The Company did not repurchase shares under the program during the three months ended March 31, 2026 or 2025.

The Company acquired 0.3 million and 0.7 million shares upon the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three months ended March 31, 2026 and 2025, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in $26.2 million and $37.5 million in treasury stock acquired for the three months ended March 31, 2026 and 2025, respectively.

(b) Accumulated Other Comprehensive Loss ("AOCL"). AOCL consisted of the following:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Foreign Currency Translation
Balance at beginning of period	$(99.4)	$(187.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(14.2)	29.7
Balance at end of period	$(113.6)	$(157.5)

Pensions
Balance at beginning of period	$1.0	$0.4
Other comprehensive income:
Net change from period revaluations (2)	—	0.6
Balance at end of period	$1.0	$1.0

(1)	In 2026 and 2025, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	In 2026 and 2025, there were no tax impacts related to pension adjustments.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(7) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Wages and benefits	$118.5	$130.6
Unearned revenue	99.7	105.3
Sales returns	89.6	91.7
Advertising	68.8	92.8
Taxes	46.1	43.3
Other	187.4	172.8
	$610.1	$636.5
(8) Stock-Based Compensation

The Company's stock-based compensation expense for the three months ended March 31, 2026 and 2025 included PRSUs, RSUs and non-qualified stock options. A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended March 31,
(in millions)	2026	2025
PRSU expense	$4.4	$3.5
RSU expense	5.1	4.3
Option expense	2.1	0.6
Total stock-based compensation expense	$11.6	$8.4

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2026, the Company granted PRSUs as a component of the long-term incentive plan ("2026 PRSUs"). The Company has recorded stock-based compensation expense related to the 2026 PRSUs during the three months ended March 31, 2026, as it was probable that the Company would achieve the specified performance targets for the performance period.
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
(10) Income Taxes

The Company's effective tax rates for the three months ended March 31, 2026 and 2025 were 24.3% and 33.5%, respectively. The Company's effective tax rates for the three months ended March 31, 2026 and 2025 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(11) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Somnigroup International Inc.:

	Three Months Ended
	March 31,
(in millions, except per common share amounts)	2026	2025
Numerator:
Net income (loss) attributable to Somnigroup International Inc.	$104.2	$(33.1)

Denominator:
Denominator for basic earnings per common share-weighted average shares	210.3	194.9
Effect of dilutive securities	2.3	4.0
Denominator for diluted earnings per common share-adjusted weighted average shares	212.6	198.9

Basic earnings (loss) per common share	$0.50	$(0.17)

Diluted earnings (loss) per common share	$0.49	$(0.17)

The Company excludes shares issuable upon exercise of certain outstanding stock options from the diluted earnings per common share computation because their exercise price was greater than the average market price of Somnigroup International Inc.'s common stock or they were otherwise anti-dilutive.

As a result, the Company excluded 0.8 million shares for the three months ended March 31, 2026, and an immaterial amount of shares for the three months ended March 31, 2025. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon the award vesting.
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

The following table summarizes total assets by segment:

(in millions)	March 31, 2026	December 31, 2025
Mattress Firm	$8,021.6	$7,929.7
Tempur Sealy North America	5,885.1	5,717.9
Tempur Sealy International	1,569.6	1,542.3
Corporate	2,740.9	2,588.7
Inter-segment eliminations	(6,677.6)	(6,177.9)
Total assets	$11,539.6	$11,600.7

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	March 31, 2026	December 31, 2025
Mattress Firm	$283.3	$270.7
Tempur Sealy North America	590.4	609.9
Tempur Sealy International	106.2	110.8
Corporate	29.9	27.8
Total property, plant and equipment, net	$1,009.8	$1,019.2

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	March 31, 2026	December 31, 2025
Mattress Firm	$1,357.3	$1,344.9
Tempur Sealy North America	299.3	315.2
Tempur Sealy International	217.3	215.9
Corporate	2.5	2.8
Total operating lease right-of-use assets	$1,876.4	$1,878.8

The following table summarizes segment information for the three months ended March 31, 2026:

(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$885.9	$563.5	$352.1	$—	$—	$1,801.5
Inter-segment sales	2.8	299.3	0.1	—	(302.2)	—
Total net sales and inter-segment sales	$888.7	$862.8	$352.2	$—	$(302.2)	$1,801.5

Inter-segment royalty expense (income)	—	8.7	(8.7)	—	—	—

Gross profit	272.9	326.4	177.6	—	—	776.9
Advertising expense	30.9	91.6	27.9	—	—	150.4
Other selling and marketing expense	153.9	62.0	56.1	6.1	—	278.1
General, administrative and other expenses	54.7	41.1	33.8	37.3	—	166.9
Equity income in earnings of unconsolidated affiliates	—	—	(5.1)	(0.5)	—	(5.6)
Operating income (loss)	$33.4	$131.7	$64.9	$(42.9)	$—	$187.1
Interest expense, net						60.0
Other expense, net						(10.2)
Income before income taxes						$137.3

Depreciation and amortization (1)	$23.5	$30.1	$8.6	$10.3	$—	$72.5
Capital expenditures	47.3	7.6	5.5	0.1	—	60.5
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended March 31, 2025:

(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$593.7	$706.2	$304.8	$—	$—	$1,604.7
Inter-segment sales	—	130.1	0.2	—	(130.3)	—
Total net sales and inter-segment sales	$593.7	$836.3	$305.0	$—	$(130.3)	$1,604.7

Inter-segment royalty expense (income)	—	6.2	(6.2)	—	—	—

Gross profit	191.2	240.0	149.3	—	—	580.5
Advertising expense	33.6	83.6	25.7	—	—	142.9
Other selling and marketing expense	101.5	68.0	46.6	3.6	—	219.7
General, administrative and other expenses	49.3	48.1	30.7	81.4	—	209.5
Equity income in earnings of unconsolidated affiliates	—	—	(4.8)	—	—	(4.8)
Operating income (loss)	6.8	$40.3	$51.1	$(85.0)	$—	$13.2
Interest expense, net						61.3
Other expense, net						1.2
Loss before income taxes						$(49.3)

Depreciation and amortization (1)	$16.7	$30.8	$7.4	$11.2	$—	$66.1
Capital expenditures	9.2	8.0	6.1	0.7	—	24.0
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	March 31, 2026	December 31, 2025
United States	$884.4	$889.3
All other	125.4	129.9
Total property, plant and equipment, net	$1,009.8	$1,019.2

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	March 31, 2026	December 31, 2025
United States	$1,649.8	$1,653.1
All other	226.6	225.7
Total operating lease right-of-use assets	$1,876.4	$1,878.8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the 2025 Annual Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the 2025 Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report and in the 2025 Annual Report, the section titled "Risk Factors" contained in ITEM 1A of Part I of the 2025 Annual Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three months ended March 31, 2026, including the following topics:

•an overview of our business and strategy;
•results of operations, including our net sales and costs in the periods presented as well as changes between periods;
•expected sources of liquidity for future operations; and
•our use of certain non-GAAP financial measures.

Business Overview

General

We are the world's leading bedding company, dedicated to transforming how the world sleeps. With superior capabilities in design, manufacturing, distribution and retail, we deliver breakthrough sleep solutions and serve the evolving needs of consumers in more than 100 countries worldwide through our fully-owned businesses, Tempur Sealy, Mattress Firm and Dreams.

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

Our portfolio includes the most highly recognized brands in the industry, including Tempur-Pedic®, Sealy® and Stearns & Foster® and our global omni-channel platform enables us to meet consumers wherever they shop, offering a personal connection and innovation to provide a unique retail experience and tailored sleep solutions.

As of March 31, 2026, we operated 2,839 company-owned stores, including 2,161 Mattress Firm stores, Tempur Sealy owned stores, Dreams stores and joint venture stores. Our distribution model operates through an omni-channel strategy. The Mattress Firm segment sells products through one channel: Direct. The Tempur Sealy North America and Tempur Sealy International operating business segments sell products through two channels: Direct and Wholesale. Our Direct channel includes product sales through company-owned stores, online and call centers. Our Wholesale channel includes all product sales to third-party retailers, including third-party distribution, hospitality and healthcare.

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

The global bedding industry was challenged in 2025 due to certain macroeconomic pressures on the consumer, which continued during the first quarter of 2026. Ongoing geopolitical conflicts, including trade disputes and the imposition of tariffs, along with the U.S. government shutdowns, may also introduce further uncertainty for the consumer. We have taken actions to mitigate the impact of proposed tariffs, and we implemented pricing actions to mitigate the remaining impact. The majority of our products sold in the U.S. are also manufactured in the U.S. Accordingly, we believe proposed tariffs will not have a material impact on our results of operations in 2026. However, the duration and extent of tariffs remain uncertain, and we are continuing to evaluate the potential future impacts of the imposition of tariffs. We expect to outperform the bedding industry as a result of our investments in new product launches and continued investments in innovation, quality, advertising and customer service.

Definitive Agreement with Leggett & Platt, Incorporated

On April 13, 2026, Somnigroup International and Leggett & Platt, Incorporated ("Leggett & Platt") entered into a definitive agreement (the "Merger Agreement") for a proposed business acquisition in which Somnigroup International, through a wholly-owned subsidiary, will acquire Leggett & Platt in an all-stock transaction valued at approximately $2.5 billion based on the closing price of Somnigroup International's common stock as of April 10, 2026 and inclusive of Leggett & Platt's existing indebtedness.

The transaction is currently anticipated to close by year-end 2026, subject to the satisfaction of customary closing conditions, including approval by Leggett & Platt’s shareholders and receipt of applicable regulatory approvals. The transaction does not require Somnigroup International shareholder approval. Following the close of the transaction, Leggett & Platt is expected to operate as a separate business unit within Somnigroup and to maintain its offices in Carthage, Missouri.

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

Mattress Firm operates as a separate business segment. Mattress Firm's financial results for the period February 5, 2025 through March 31, 2025 (the "stub period") are included in our Condensed Consolidated Financial Statements for the three months ended March 31, 2025.

On May 1, 2025, we completed the previously announced divestiture of 73 Mattress Firm retail locations and our Sleep Outfitters subsidiary, which includes 103 specialty mattress retail locations and seven distribution centers, to MW SO Holdings Company, LLC ("Mattress Warehouse").

Product Launches

In 2026, we plan to launch an all new collection of Stearns & Foster products in North America. This new line is designed to further elevate our high‑end traditional innerspring brand by introducing incremental technologies, expanding our range of hybrid offerings and providing a refreshed aesthetic.

Results of Operations

A summary of our results for the three months ended March 31, 2026 include:

•Total net sales increased 12.3% to $1,801.5 million as compared to $1,604.7 million in the first quarter of 2025, primarily driven by the inclusion of Mattress Firm sales for a full quarter as compared to the first quarter of 2025, which included Mattress Firm for the stub period.
•Gross margin was 43.1% as compared to 36.2% in the first quarter of 2025. Adjusted gross margin(1) was 43.6% as compared to 42.2% in the first quarter of 2025.
•Operating income increased 1,317.4% to $187.1 million as compared to $13.2 million in the first quarter of 2025. Adjusted operating income(1) increased 17.4% to $214.6 million as compared to $182.8 million in the first quarter of 2025. Both were primarily driven by the inclusion of Mattress Firm and realized sales and cost synergies.
•Net income increased 414.8% to $104.2 million as compared to net loss of $(33.1) million in the first quarter of 2025. Adjusted net income(1) increased 28.4% to $124.5 million as compared to $97.0 million in the first quarter of 2025.
•Earnings per diluted share ("EPS") increased 388.2% to $0.49 as compared to loss per diluted share of $(0.17) in the first quarter of 2025. Adjusted EPS(1) increased 20.4% to $0.59 as compared to $0.49 in the first quarter of 2025.

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

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2025

The following table sets forth the various components of our Condensed Consolidated Statements of Income (Loss) and expresses each component as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except percentages and per share amounts)	2026		2025
Net sales	$1,801.5	100.0%	$1,604.7	100.0%
Cost of sales	1,024.6	56.9	1,024.2	63.8
Gross profit	776.9	43.1	580.5	36.2
Selling and marketing expenses	428.5	23.8	362.6	22.6
General, administrative and other expenses	166.9	9.3	209.5	13.1
Equity income in earnings of unconsolidated affiliates	(5.6)	(0.3)	(4.8)	(0.3)
Operating income	187.1	10.4	13.2	0.8

Other expense, net:
Interest expense, net	60.0	3.3	61.3	3.8
Other (income) expense, net	(10.2)	(0.6)	1.2	0.1
Total other expense, net	49.8	2.8	62.5	3.9

Income (loss) before income taxes	137.3	7.6	(49.3)	(3.1)
Income tax (provision) benefit	(33.4)	(1.9)	16.5	1.0
Net income (loss) before non-controlling interest	103.9	5.8	(32.8)	(2.0)
Less: Net (loss) income attributable to non-controlling interest	(0.3)	—	0.3	—
Net income (loss) attributable to Somnigroup International Inc.	$104.2	5.8%	$(33.1)	(2.0)%

Earnings (loss) per common share:
Basic	$0.50		$(0.17)
Diluted	$0.49		$(0.17)

Weighted average common shares outstanding:
Basic	210.3		194.9
Diluted	212.6		198.9

NET SALES

	Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025	2026	2025
(in millions)	Consolidated		Mattress Firm		Tempur Sealy North America		Tempur Sealy International
Net sales by channel
Direct	$1,196.3	$906.0	$885.9	$593.7	$90.0	$121.7	$220.4	$190.6
Wholesale	605.2	698.7	—	—	473.5	584.5	131.7	114.2
Total net sales	$1,801.5	$1,604.7	$885.9	$593.7	$563.5	$706.2	$352.1	$304.8

Net sales increased 12.3%, and on a constant currency basis increased 10.4%. The change in net sales was driven by the following:

•Mattress Firm net sales increased $292.2 million, or 49.2%, primarily driven by the inclusion of net sales for a full quarter as compared to the first quarter of 2025, which included Mattress Firm for the stub period. All Mattress Firm sales are reported through the direct channel.
•Tempur Sealy North America net sales decreased $142.7 million, or 20.2%, net sales in the Wholesale channel decreased $111.0 million, primarily driven by the accounting elimination of sales to Mattress Firm for a full quarter in 2026 as compared to the first quarter of 2025, which eliminated sales to Mattress Firm for the stub period. Net sales in the Direct channel decreased $31.7 million, or 26.0%, primarily driven by a decrease in sales from the divestiture of Sleep Outfitters in the second quarter of 2025.
•Tempur Sealy International net sales increased $47.3 million, or 15.5%, primarily driven by strong performance in key markets. On a constant currency basis, International net sales increased 7.2%. Net sales in the Direct channel increased 7.5% on a constant currency basis. Net sales in the Wholesale channel increased 6.7% on a constant currency basis.

GROSS PROFIT

	Three Months Ended March 31,
	2026		2025
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
Tempur Sealy North America	$326.4	57.9%	$240.0	34.0%	23.9%
Tempur Sealy International	177.6	50.4%	149.3	49.0%	1.4%
Mattress Firm	272.9	30.8%	191.2	32.2%	(1.4)%
Consolidated gross margin	$776.9	43.1%	$580.5	36.2%	6.9%

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

Our gross margin is primarily impacted by the relative amount of net sales contributed by our premium or value products. Our premium products have higher gross margins than our value products. An increase in sales of our premium priced products can positively impact gross margins, while an increase in sales of our value priced products can negatively impact gross margins across all segments. Our margins are also impacted by the relative amount of net sales contributed by each channel. Sales in our Direct channel have higher gross margins than sales in our Wholesale channel.

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

Gross margin improved 690 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•Mattress Firm gross margin declined 140 basis points. The decline in gross margin was primarily driven by investments in promotional expenses of 110 basis points, product mix of 100 basis points and fixed cost deleverage of 90 basis points. Additionally, in 2025, we incurred $17.4 million of one-time business combination accounting adjustments related to the Mattress Firm Acquisition, which were not incurred in 2026.
•Tempur Sealy North America gross margin improved 2,390 basis points. The improvement in gross margin was primarily driven by the achievement of synergies of 620 basis points, the elimination of sales to Mattress Firm of 450 basis points, lower product launch costs and operational efficiencies. Additionally, in 2025, we incurred $78.0 million of one-time business combination accounting adjustments related to the Mattress Firm Acquisition, which were not incurred in 2026.
•Tempur Sealy International gross margin improved 140 basis points. The improvement in gross margin was primarily driven by favorable mix of 70 basis points and operational efficiencies.

OPERATING EXPENSES

Selling and marketing expenses include sales and marketing compensation, advertising and media production associated with the promotion of our brands, and other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials. We also include in selling and marketing expense certain new product development costs, including market research and new product testing.

General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation and amortization of long-lived assets not used in the manufacturing, distribution and retail store operations, expenses for administrative functions and research and development costs.

	Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
(in millions)	Consolidated		Mattress Firm		Tempur Sealy North America		Tempur Sealy International		Corporate
Operating expenses:
Advertising expenses	$150.4	$142.9	$30.9	$33.6	$91.6	$83.6	$27.9	$25.7	$—	$—
Other selling and marketing expenses	278.1	219.7	153.9	101.5	62.0	68.0	56.1	46.6	6.1	3.6
General, administrative and other expenses	166.9	209.5	54.7	49.3	41.1	48.1	33.8	30.7	37.3	81.4
Total operating expenses	$595.4	$572.1	$239.5	$184.4	$194.7	$199.7	$117.8	$103.0	$43.4	$85.0

Operating expenses increased $23.3 million, or 4.1%, and decreased 260 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•Mattress Firm operating expenses increased $55.1 million, or 29.9%, and decreased 410 basis points as a percentage of net sales. The increase was primarily driven by the inclusion of operating expenses for a full quarter as compared to the first quarter of 2025, which included operating expenses for the stub period.
•Tempur Sealy North America operating expenses decreased $5.0 million, or 2.5%, and increased 630 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreases in general, administrative and other expenses and other selling and marketing, partially offset by investments in advertising.
•Tempur Sealy International operating expenses increased $14.8 million, or 14.4%, and decreased 30 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.
•Corporate operating expenses decreased $41.6 million, or 48.9%. The decrease in operating expenses was primarily driven by decreased transaction costs related to the Mattress Firm Acquisition.

Research and development expenses for the three months ended March 31, 2026 were $8.5 million, compared to $8.1 million for the three months ended March 31, 2025, an increase of $0.4 million, or 4.9%.

OPERATING INCOME (LOSS)

	Three Months Ended March 31,
	2026		2025
(in millions, except percentages)	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Margin Change
Mattress Firm	$33.4	3.8%	$6.8	1.1%	2.7%
Tempur Sealy North America	131.7	23.4%	40.3	5.7%	17.7%
Tempur Sealy International	64.9	18.4%	51.1	16.8%	1.6%
	230.0		98.2
Corporate	(42.9)		(85.0)
Total operating income	$187.1	10.4%	$13.2	0.8%	9.6%

Operating income increased $173.9 million and operating margin improved 960 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•Mattress Firm operating income increased $26.6 million and operating margin improved 270 basis points. The improvement in operating margin was primarily driven by operating expense leverage of 410 basis points, offset by the decline in gross margin of 140 basis points.
•Tempur Sealy North America operating income increased $91.4 million and operating margin improved 1,770 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 2,390 basis points, partially offset by operating expense deleverage of 630 basis points.
•Tempur Sealy International operating income increased $13.8 million and operating margin improved 160 basis points. The improvement in operating margin was driven by improvement in gross margin of 140 basis points and operating expense leverage.
•Corporate operating loss decreased $42.1 million, which positively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Three Months Ended March 31,
(in millions, except percentages)	2026	2025	% Change
Interest expense, net	$60.0	$61.3	(2.1)%

Interest expense, net, decreased $1.3 million, or 2.1%. The decrease in interest expense, net, was primarily driven by lower interest rates on outstanding variable rate debt.

INCOME TAX PROVISION

	Three Months Ended March 31,
(in millions, except percentages)	2026	2025	% Change
Income tax provision (benefit)	$33.4	$(16.5)	302.4%
Effective tax rate	24.3%	33.5%

Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our domestic and foreign operations.

Our income tax provision increased $49.9 million due to an increase in income before income taxes. Our effective tax rate for the first quarter of 2026 as compared to the prior year declined by 920 basis points. The effective tax rates as compared to the U.S. federal statutory rate for the first quarter of 2026 and 2025 included the favorable impact of the deductibility of stock compensation in the U.S. and a net unfavorable impact of other discrete items.

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

Cash and Working Capital

Cash and cash equivalents were $110.8 million and $134.9 million as of March 31, 2026 and December 31, 2025, respectively. We had a working capital deficit of $360.5 million as of March 31, 2026, as compared to working capital deficit of $271.1 million as of December 31, 2025.

The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from operations for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by (used in) operations:
Operating activities	$246.5	$106.4
Investing activities	(60.7)	(2,858.9)
Financing activities	(204.7)	1,142.1

Cash provided by operating activities increased $140.1 million in the three months ended March 31, 2026 as compared to the same period in 2025, primarily driven by strong operational performance across all segments.

Cash used in investing activities decreased $2,798.2 million in the three months ended March 31, 2026 as compared to the same period in 2025. The decrease in cash used in investing activities was primarily driven by the Mattress Firm Acquisition in 2025.

Cash used in financing activities decreased $1,346.8 million in the three months ended March 31, 2026 as compared to the same period in 2025. We had net repayments of $134.4 million on our credit facilities in 2026 as compared to net borrowings of $1,217.3 million in 2025, which was driven by the Mattress Firm Acquisition. Share repurchases of our common stock to satisfy tax withholding obligations upon the vesting of our long-term incentive plans decreased $11.3 million in 2026 as compared to in 2025. Dividends paid to shareholders increased $3.8 million in 2026 as compared to 2025.

Capital Expenditures

Capital expenditures totaled $60.5 million and $24.0 million for the three months ended March 31, 2026 and 2025, respectively. We currently expect our 2026 capital expenditures to be approximately $225 million, including $75 million of one-time investments to refresh Mattress Firm stores.

Indebtedness

Our total debt decreased to $4,577.9 million as of March 31, 2026 from $4,717.3 million as of December 31, 2025. Total availability under our revolving senior secured credit facility was $762.7 million as of March 31, 2026. Refer to Note 5, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

As of March 31, 2026, our ratio of consolidated indebtedness less netted cash to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, in accordance with our 2023 Credit Agreement was 3.07 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2023 Credit Agreement, which limits this ratio to 5.00 times. As of March 31, 2026, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the three months ended March 31, 2026, we did not repurchase shares under our share repurchase program. As of March 31, 2026, we had $774.5 million remaining under our share repurchase authorization.

We manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. In 2026, we expect to return to our target leverage range of 2.0 to 3.0 times and allocate at least 50% of free cash flow, which is a non-GAAP financial measure, to dividends and share repurchases. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," in the 2025 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

Future Liquidity Sources and Uses

As of March 31, 2026, we had $873.5 million of liquidity, including $110.8 million of cash on hand and $762.7 million available under our 2023 Credit Agreement. In addition, we expect to generate cash flow from operations in the full year 2026. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, debt service obligations and dividend payments.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through strategic acquisition opportunities that enhance our global competitiveness, as well as quarterly dividends and opportunistic share repurchases. In 2026, we expect to return to our target leverage range of 2.0 to 3.0 times and allocate approximately 50% of free cash flow, which is a non-GAAP financial measure, to dividends and share repurchases. During the first quarter of 2026, we repurchased 0.3 million shares valued at $26.2 million to satisfy tax withholding obligations upon the vesting of certain long-term incentive awards in the ordinary course of business.

The Board of Directors declared a dividend of $0.17 per share for the second quarter of 2026. The dividend is payable on June 4, 2026 to shareholders of record as of May 21, 2026.

As of March 31, 2026, we had $4,577.9 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $4,467.1 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 3.07 times for the trailing twelve months ended March 31, 2026. We currently expect our target leverage ratio to return to 2.0 to 3.0 times in 2026. Total cash interest payments related to our borrowings are expected to be approximately $230 million in 2026.

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

The following table sets forth the reconciliation of our reported net income (loss) to adjusted net income and the calculation of adjusted EPS for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2026	March 31, 2025
Net income (loss)	$104.2	$(33.1)
Business combination charges (1)	13.9	—
Legal and other charges (2)	8.6	—
Transaction costs (3)	3.6	51.9
Acquisition-related costs (4)	—	114.2
Transaction-related interest expense (5)	—	6.8
Supply chain transition costs (6)	—	3.5
Adjusted income tax provision (7)	(5.8)	(46.3)
Adjusted net income	$124.5	$97.0

Adjusted earnings per common share, diluted	$0.59	$0.49

Diluted shares outstanding	212.6	198.9

(1)	In the first quarter of 2026, we recorded $13.9 million of business combination charges. Cost of sales included $8.7 million of charges primarily related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan. Operating expenses included $6.6 million of professional fees and restructuring costs. Other income, net also included a benefit of $3.4 million resulting from the acquisition of Mattress Firm, offset by $2.0 million of charges related to Mattress Firm store refreshes.
(2)	In the first quarter of 2026, we recorded $8.6 million of one-time charges, including $6.1 million of legal fees and $2.5 million of customer-related charges.
(3)	In the first quarter of 2026, we recorded $3.6 million of transaction costs, primarily associated with legal and professional fees related to the proposed acquisition of Leggett & Platt. In the first quarter of 2025, we recorded $51.9 million of transaction costs associated with legal and professional fees related to the Mattress Firm Acquisition.
(4)	In the first quarter of 2025, we recognized $114.2 million of acquisition-related costs following the Mattress Firm acquisition. Cost of sales included $95.4 million, primarily related to one-time business combination accounting and purchase price allocation adjustments. Operating expenses included $18.8 million of professional fees and restructuring costs.
(5)	In the first quarter of 2025, we incurred $6.8 million of transaction-related interest expense, net of interest income, related to the Term B Loan drawn and held in escrow. The proceeds of the Term B Loan were released upon the closing of the acquisition of Mattress Firm on February 5, 2025.
(6)	In the first quarter of 2025, we recorded $3.5 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $1.9 million recorded in cost of sales and $1.6 million recorded in operating expenses.
(7)	Adjusted income tax provision represents the tax effects associated with the aforementioned items and other non-recurring discrete items.

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended March 31, 2026.

	Three Months Ended March 31, 2026
(in millions, except percentages)	Consolidated	Margin	Mattress Firm	Margin	Tempur Sealy North America	Margin	Tempur Sealy International	Margin	Corporate
Net sales	$1,801.5		$885.9		$563.5		$352.1		$—

Gross profit	$776.9	43.1%	$272.9	30.8%	$326.4	57.9%	$177.6	50.4%	$—
Adjustments:
Business combination charges (1)	8.7		6.5		2.2		—		—
Total adjustments	8.7		6.5		2.2		—		—

Adjusted gross profit	$785.6	43.6%	$279.4	31.5%	$328.6	58.3%	$177.6	50.4%	$—

Operating income (expense)	$187.1	10.4%	$33.4	3.8%	$131.7	23.4%	$64.9	18.4%	$(42.9)
Adjustments:
Business combination charges (1)	15.3		9.8		2.9		—		2.6
Legal and other charges (2)	8.6		—		2.5		—		6.1
Transaction costs (3)	3.6		—		—		—		3.6
Total adjustments	27.5		9.8		5.4		—		12.3

Adjusted operating income (expense)	$214.6	11.9%	$43.2	4.9%	$137.1	24.3%	$64.9	18.4%	$(30.6)

(1)	In the first quarter of 2026, we recorded $13.9 million of business combination charges. Cost of sales included $8.7 million of charges primarily related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan. Operating expenses included $6.6 million of professional fees and restructuring costs. Other income, net also included a benefit of $3.4 million resulting from the acquisition of Mattress Firm, offset by $2.0 million of charges related to Mattress Firm store refreshes.
(2)	In the first quarter of 2026, we recorded $8.6 million of one-time charges, including $6.1 million of legal fees and $2.5 million of customer-related charges.
(3)	In the first quarter of 2026, we recorded $3.6 million of transaction costs, primarily associated with legal and professional fees related to the proposed acquisition of Leggett & Platt.

The following table sets forth our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended March 31, 2025.

	Three Months Ended March 31, 2025
(in millions, except percentages)	Consolidated	Margin	Mattress Firm	Margin	Tempur Sealy North America	Margin	Tempur Sealy International	Margin	Corporate
Net sales	$1,604.7		$593.7		$706.2		$304.8		$—

Gross profit	$580.5	36.2%	$191.2	32.2%	$240.0	34.0%	$149.3	49.0%	$—
Adjustments:
Acquisition-related costs (1)	95.4		17.4		78.0		—		—
Supply chain transition costs (2)	1.9		—		1.9		—		—
Total adjustments	97.3		17.4		79.9		—		—

Adjusted gross profit	$677.8	42.2%	$208.6	35.1%	$319.9	45.3%	$149.3	49.0%	$—

Operating income (expense)	$13.2	0.8%	$6.8	1.1%	$40.3	5.7%	$51.1	16.8%	$(85.0)
Adjustments:
Acquisition-related costs (1)	114.2		34.2		78.0		—		2.0
Transaction costs (3)	51.9		1.7		—		—		50.2
Supply chain transition costs (2)	3.5		—		3.5		—		—
Total adjustments	169.6		35.9		81.5		—		52.2

Adjusted operating income (expense)	$182.8	11.4%	$42.7	7.2%	$121.8	17.2%	$51.1	16.8%	$(32.8)

(1)	In the first quarter of 2025, we recognized $114.2 million of acquisition-related costs following the Mattress Firm Acquisition. Cost of sales included $95.4 million, primarily related to one-time business combination accounting and purchase price allocation adjustments. Operating expenses included $18.8 million of professional fees and restructuring costs.
(2)	In the first quarter of 2025, we recorded $3.5 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $1.9 million recorded in cost of sales and $1.6 million recorded in operating expenses.
(3)	In the first quarter of 2025, we recorded $51.9 million of transaction costs associated with legal and professional fees related to the Mattress Firm Acquisition.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Net income (loss)	$104.2	$(33.1)
Interest expense, net	60.0	54.5
Transaction-related interest expense, net (1)	—	6.8
Income tax provision (benefit)	33.4	(16.5)
Depreciation and amortization	73.1	66.6
EBITDA	$270.7	$78.3
Adjustments:
Business combination charges (2)	13.9	—
Legal and other charges (3)	8.6	—
Transaction costs (4)	3.6	51.9
Acquisition-related costs (5)	—	114.2
Supply chain transition costs (6)	—	3.5
Adjusted EBITDA	$296.8	$247.9

(1)	In the first quarter of 2025, we incurred $6.8 million of transaction-related interest expense, net of interest income, related to the Term B Loan drawn and held in escrow. The proceeds of the Term B Loan were released upon the closing of the acquisition of Mattress Firm on February 5, 2025.
(2)	In the first quarter of 2026, we recorded $13.9 million of business combination charges.
(3)	In the first quarter ended March 31, 2026, we recorded $8.6 million of one-time charges, including $6.1 million of legal fees and $2.5 million of customer-related charges.
(4)	In the first quarter of 2026, we recorded $3.6 million of transaction costs, primarily associated with legal and professional fees related to the proposed acquisition of Leggett & Platt. In the first quarter of 2025, we recorded $51.9 million of transaction costs associated with legal and professional fees related to the Mattress Firm Acquisition.
(5)	In the first quarter of 2025, we recognized $114.2 million of acquisition-related costs following the Mattress Firm Acquisition.
(6)	In the first quarter of 2025, we recorded $3.5 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended March 31, 2026:

Trailing Twelve Months Ended
(in millions)	March 31, 2026
Net income	$521.4
Interest expense, net	266.6
Income tax provision	145.6
Depreciation and amortization	298.1
EBITDA	$1,231.7
Adjustments:
Business combination charges (1)	67.7
Loss on disposal of business (2)	13.9
Disposition-related costs (3)	10.5
Legal and other charges (4)	8.6
Supply chain transition costs (5)	8.6
Transaction costs (6)	7.7
Cloud-based computing arrangements impairment (7)	6.2
Adjusted EBITDA	$1,354.9
Loss from unrestricted subsidiary (8)	(0.9)
Future cost synergies to be realized from Mattress Firm acquisition (9)	100.0
Adjusted EBITDA per credit facility	$1,454.0

Consolidated indebtedness less netted cash	$4,467.1

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility	3.07 times

(1)	In the trailing twelve months ended March 31, 2026, we recognized $67.7 million of business combination charges primarily related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan, professional fees and restructuring costs.
(2)	In the trailing twelve months ended March 31, 2026, we recorded a $13.9 million loss on disposal of business, net of proceeds of $9.0 million, associated with the divestiture of 73 Mattress Firm stores and its Sleep Outfitters subsidiary.
(3)	In the trailing twelve months ended March 31, 2026, we recorded $10.5 million of disposition-related costs, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse.
(4)	In the first quarter and the trailing twelve months ended March 31, 2026, we recorded $8.6 million of one-time charges, including $6.1 million of legal fees and $2.5 million of customer-related charges.
(5)	In the trailing twelve months ended March 31, 2026, we recorded $8.6 million of supply chain transition costs.
(6)	In the trailing twelve months ended March 31, 2026, we recorded $7.7 million of transaction costs primarily related to the Mattress Firm acquisition and related divestitures, and the proposed acquisition of Leggett & Platt.
(7)	In the trailing twelve months ended March 31, 2026, we recorded $6.2 million of impairment charges related to certain cloud-based computing arrangements.
(8)	A subsidiary in the Tempur Sealy North America business segment was accounted for as held for sale and designated as an unrestricted subsidiary under the 2023 Credit Agreement. Therefore, this subsidiary's financial results were excluded from the Company's adjusted financial measures for covenant compliance purposes.
(9)	In the trailing twelve months ended March 31, 2026, we are permitted to include $100.0 million of future cost synergies expected to be realized in connection with acquisitions for the purpose of calculating adjusted EBITDA in accordance with the 2023 Credit Agreement.

Under the 2023 Credit Agreement, the ratio of adjusted EBITDA to consolidated indebtedness less netted cash was 3.07 times for the trailing twelve months ended March 31, 2026. The 2023 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of March 31, 2026. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2023 Credit Agreement for purposes of certain financial covenants.

(in millions)	March 31, 2026
Total debt, net	$4,548.5
Plus: Deferred financing costs (1)	29.4
Consolidated indebtedness	4,577.9
Less: Netted cash (2)	110.8
Consolidated indebtedness less netted cash	$4,467.1

(1)
We presents deferred financing costs as a direct reduction from the carrying amount of the related debt in the Condensed Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we have added these costs back to total debt, net as calculated per the Condensed Consolidated Balance Sheets.

(2)	Netted cash includes cash and cash equivalents for domestic and foreign subsidiaries designated as restricted subsidiaries in the 2023 Credit Agreement.
Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2025 Annual Report. There have been no material changes to our critical accounting policies and estimates in 2026.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in ITEM 7A of Part II of our 2025 Annual Report. Management has reassessed the quantitative and qualitative market risk disclosures described in our 2025 Annual Report and determined there were no material changes to the Company's foreign currency exposure for the three months ended March 31, 2026.

Interest Rate Risk

Our primary exposure to interest rate risk is due to our variable-rate debt agreements, including our 2023 Credit Agreement. These variable-rate debt agreements use Secured Overnight Financing Rate ("SOFR"), which is subject to fluctuation and uncertainty. As of March 31, 2026, the value of our variable-rate debt was $2,872.0 million. A sensitivity analysis indicates that, holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt as of March 31, 2026 would cause an estimated reduction in income before income taxes of approximately $28.7 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

Foreign Currency Exchange Risk

During the year ended 2025, we converted $150.0 million of our 4.00% fixed-rate USD-denominated 2029 Senior Notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at rate of 1.9809%. We have designated these cross currency swap agreements as net investment hedges.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

We completed the Mattress Firm Acquisition on February 5, 2025. We are currently evaluating the design and controls assessment of Mattress Firm's internal control over financial reporting to incorporate into our financial reporting processes, which will be included in our assessment of internal control over financial reporting for the year ended December 31, 2026.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2026:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
January 1, 2026 - January 31, 2026	294,896	(1)	$88.74	—	$774.5
February 1, 2026 - February 28, 2026	—		$—	—	$774.5
March 1, 2026 - March 31, 2026	—		$—	—	$774.5
Total	294,896			—

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the NYSE on the vesting date or prior business day.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended March 31, 2026, none of our directors or executive officers adopted any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined Regulation S-K, Item 408).

ITEM 6.     EXHIBITS
The following is an index of the exhibits included in this report:

2.1
Agreement and Plan of Merger, dated as of April 13, 2026, by and among Somnigroup International Inc., Sparrow Unity Corporation and Leggett & Platt, Incorporated (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K as filed on April 13, 2026).(1)

3.1
Amended and Restated Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Registrant's registration statement on Form S-1/A (File No. 333-109798) as filed on December 12, 2003). (1)

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
4.3
Supplemental Indenture, dated as of April 4, 2025, among Somnigroup International Inc. (f/k/a Tempur Sealy International, Inc.), the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee for 4.00% Senior Notes due 2029 (filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q as filed on August 8, 2025). (1)

4.4
Indenture, dated as of September 24, 2021 among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 10.1 (but numbered 4.1) to the Registrant's Current Report on Form 8-K as filed on September 24, 2021). (1)

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
101
The following materials from Somnigroup International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of (Loss) Income, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMNIGROUP INTERNATIONAL INC.

Date: May 8, 2026	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer