Form 10-Q
period 2026-06-30
SOMNIGROUP INTERNATIONAL INC.
filed 2026-08-07
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2026
or
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

The number of shares outstanding of the registrant’s common stock as of August 4, 2026 was 210,365,491 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment including its impact on consumer behavior in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global and geo-political events (including the war in Ukraine and the war in the Middle East) and any related effect on pricing, sales and supply of materials, labor costs and other employment-related costs; the imposition of new tariffs and retaliatory tariffs, increases in existing tariffs and other changes in trade policy and regulations; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth including the acquisition of Mattress Firm; expectations regarding post-closing supply agreements, future performance, synergies and integration of acquired companies with our business, including Mattress Firm; the ability to close the pending Leggett & Platt acquisition, which depends on the satisfaction of customary closing conditions, including approval by Leggett & Platt's shareholders and receipt of applicable regulatory approvals; the ability to successfully integrate Mattress Firm and Leggett & Platt into the Company's operations and realize all synergies from the transactions; the possibility that the expected benefits of the Mattress Firm and Leggett & Platt acquisitions are not realized when expected or at all; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector, as well as consumer confidence and the availability of consumer financing; the ability to develop and successfully launch new products; capital project timelines; the ability to realize all synergies and benefits of acquisitions (including the mergers with Mattress Firm and Leggett & Platt); our reliance on information technology ("IT") and the associated risks involving realized or potential security lapses and/or cyber based attacks; the impact of cybersecurity incidents on our business, results of operations or financial condition, including our assessments of such impact; the Company's ability to restore its critical operational data and IT systems in a reasonable time frame following a cybersecurity incident; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards and the H.R. 1 tax act ("Tax Act"); and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

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

When used in this Report, except as specifically noted otherwise, the term "Somnigroup International" refers to the parent company Somnigroup International Inc. only, and the terms "Somnigroup," "Company," "we," "our," "ours" and "us" refer to Somnigroup International Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. When used in this Report, the term "Mattress Firm" refers to Mattress Firm Group Inc. and its direct and indirect wholly-owned subsidiaries or Mattress Firm Group LLC and its direct and indirect wholly-owned subsidiaries as the context requires, and the term "Mattress Firm Acquisition" refers to the acquisition of Mattress Firm which was finalized on February 5, 2025. In addition, when used in this Report, "2023 Credit Agreement" refers to the Company's senior credit facility entered into in 2023, and amended in February 2024, October 2024, June 2025 and July 2026; "Term B Loan" refers to the incremental term B loan facility entered into in 2024; "Delayed Draw Term A Loan" refers to the delayed draw term A loan commitment entered into in 2024; "2029 Senior Notes" refers to the 4.00% senior notes due 2029 issued in 2021; and "2031 Senior Notes" refers to the 3.875% senior notes due 2031 issued in 2021.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$1,823.5	$1,880.8	$3,625.0	$3,485.5
Cost of sales	1,006.3	1,053.6	2,030.9	2,077.8
Gross profit	817.2	827.2	1,594.1	1,407.7
Selling and marketing expenses	453.5	460.5	882.0	823.1
General, administrative and other expenses	165.1	175.9	332.0	385.4
Loss on disposal of business	—	13.9	—	13.9
Equity income in earnings of unconsolidated affiliates	(3.1)	(3.0)	(8.7)	(7.8)
Operating income	201.7	179.9	388.8	193.1

Other expense, net:
Interest expense, net	59.0	72.5	119.0	133.8
Other (income) expense, net	(5.1)	4.7	(15.3)	5.9
Total other expense, net	53.9	77.2	103.7	139.7

Income before income taxes	147.8	102.7	285.1	53.4
Income tax provision (benefit)	(37.2)	(3.2)	(70.6)	13.3
Net income before non-controlling interest	110.6	99.5	214.5	66.7
Less: Net (loss) income attributable to non-controlling interest	(0.3)	0.5	(0.6)	0.8
Net income attributable to Somnigroup International Inc.	$110.9	$99.0	$215.1	$65.9

Earnings per common share:
Basic	$0.53	$0.47	$1.02	$0.33
Diluted	$0.52	$0.47	$1.01	$0.32

Weighted average common shares outstanding:
Basic	210.4	209.2	210.4	202.1
Diluted	212.5	212.4	212.6	205.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income before non-controlling interest	$110.6	$99.5	$214.5	$66.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4.4)	68.8	(18.6)	98.5
Net change in pension benefits, net of tax	0.5	—	0.5	0.6
Other comprehensive (loss) income, net of tax	(3.9)	68.8	(18.1)	99.1
Comprehensive income	106.7	168.3	196.4	165.8
Less: Comprehensive (loss) income attributable to non-controlling interest	(0.3)	0.5	(0.6)	0.8
Comprehensive income attributable to Somnigroup International Inc.	$107.0	$167.8	$197.0	$165.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$112.0	$134.9
Accounts receivable, net	361.4	358.5
Inventories	649.8	630.0
Prepaid expenses and other current assets	165.8	170.7
Total Current Assets	1,289.0	1,294.1
Property, plant and equipment, net	1,009.7	1,019.2
Goodwill	4,584.5	4,595.9
Trade name and other intangible assets, net	2,580.1	2,587.1
Operating lease right-of-use assets	1,893.5	1,878.8
Deferred income taxes	21.6	18.5
Other non-current assets	232.6	207.1
Total Assets	$11,611.0	$11,600.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$522.2	$401.6
Accrued expenses and other current liabilities	646.3	636.5
Short-term operating lease obligations	405.2	399.6
Current portion of long-term debt	115.7	112.4
Income taxes payable	33.6	15.1
Total Current Liabilities	1,723.0	1,565.2
Long-term debt, net	4,292.8	4,573.3
Long-term operating lease obligations	1,598.4	1,589.8
Deferred income taxes	626.5	624.9
Other non-current liabilities	133.3	130.6
Total Liabilities	8,374.0	8,483.8

Redeemable non-controlling interest	7.6	8.9

Total Stockholders' Equity	3,229.4	3,108.0
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$11,611.0	$11,600.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($ in millions) (unaudited)

Three Months Ended June 30, 2026

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of March 31, 2026	$7.9	283.8	$2.8	73.5	$(1,662.4)	$1,022.2	$3,897.4	$(112.6)	$3,147.4
Net income							110.9		110.9
Net income attributable to non-controlling interest	(0.3)								—
Dividend paid to non-controlling interest in subsidiary	—								—
Adjustment to pension liability, net of tax								0.5	0.5
Foreign currency adjustments, net of tax								(4.4)	(4.4)
Dividends declared on common stock ($0.17 per share)							(36.0)		(36.0)
Exercise of stock options				—	0.3	(0.3)			—
Issuances of PRSUs and RSUs				—	0.6	(0.6)			—
Treasury stock repurchased - PRSU/RSU releases				—	—				—
Amortization of unearned stock-based compensation						11.0			11.0
Balance as of June 30, 2026	$7.6	283.8	$2.8	73.5	$(1,661.5)	$1,032.3	$3,972.3	$(116.5)	$3,229.4

Three Months Ended June 30, 2025

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of March 31, 2025	$8.6	283.8	$2.8	75.2	$(1,675.1)	$1,063.3	$3,507.2	$(156.5)	$2,741.7
Net income							99.0		99.0
Net income attributable to non-controlling interest	0.5								—
Dividend paid to non-controlling interest in subsidiary	(0.2)								—
Foreign currency adjustments, net of tax								68.8	68.8
Dividends declared on common stock ($0.15 per share)							(31.7)		(31.7)
Exercise of stock options				(2.7)	103.7	(55.6)			48.1
Issuances of PRSUs and RSUs				—	0.8	(0.8)			—
Treasury stock repurchased - PRSU/RSU releases				1.4	(94.9)				(94.9)
Amortization of unearned stock-based compensation						10.1			10.1
Balance as of June 30, 2025	$8.9	283.8	$2.8	73.9	$(1,665.5)	$1,017.0	$3,574.5	$(87.7)	$2,841.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
($ in millions) (unaudited)

Six Months Ended June 30, 2026

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2025	$8.9	283.8	$2.8	73.9	$(1,664.3)	$1,038.7	$3,829.2	$(98.4)	$3,108.0
Net income							215.1		215.1
Net income attributable to non-controlling interests	(0.6)								—
Dividend paid to non-controlling interest in subsidiary	(0.7)								—
Adjustment to pension liability, net of tax								0.5	0.5
Foreign currency adjustments, net of tax								(18.6)	(18.6)
Dividends declared on common stock ($0.34 per share)							(72.0)		(72.0)
Exercise of stock options				—	0.3	(0.3)			—
Issuances of PRSUs and RSUs				(0.7)	28.7	(28.7)			—
Treasury stock repurchased - PRSU/RSU releases				0.3	(26.2)				(26.2)
Amortization of unearned stock-based compensation						22.6			22.6
Balance as of June 30, 2026	$7.6	283.8	$2.8	73.5	$(1,661.5)	$1,032.3	$3,972.3	$(116.5)	$3,229.4

Six Months Ended June 30, 2025

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2024	$9.3	283.8	$2.8	110.2	$(3,330.0)	$501.2	$3,571.8	$(186.8)	$559.0
Net income							65.9		65.9
Net income attributable to non-controlling interests	0.8								—
Dividend paid to non-controlling interest in subsidiary	(1.2)								—
Adjustment to pension liability, net of tax								0.6	0.6
Foreign currency adjustments, net of tax								98.5	98.5
Dividends declared on common stock ($0.30 per share)							(63.2)		(63.2)
Shares issued in connection with Mattress Firm Acquisition				(34.2)	1,609.9	635.2			2,245.1
Exercise of stock options				(2.8)	106.0	(56.9)			49.1
Issuances of PRSUs and RSUs				(1.3)	81.0	(81.0)			—
Treasury stock repurchased - PRSU/RSU releases				1.9	(125.0)				(125.0)
Treasury stock repurchased - merger consideration				0.1	(7.4)				(7.4)
Amortization of unearned stock-based compensation						18.5			18.5
Balance as of June 30, 2025	$8.9	283.8	$2.8	73.9	$(1,665.5)	$1,017.0	$3,574.5	$(87.7)	$2,841.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$214.5	$66.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123.3	116.2
Amortization of stock-based compensation	22.6	18.5
Amortization of deferred financing costs	3.3	3.4
Bad debt expense	1.3	4.3
Deferred income taxes	(0.6)	1.1
Dividends received from unconsolidated affiliates	6.6	6.7
Equity income in earnings of unconsolidated affiliates	(8.7)	(7.8)
Loss on disposal of business	—	13.9
Foreign currency adjustments and other	3.8	4.4
Changes in operating assets and liabilities, net of effect of business acquisitions	116.7	65.1
Net cash provided by operating activities	482.8	292.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(115.2)	(60.7)
Acquisitions, net of cash acquired	—	(2,824.5)
Purchases of investments	(0.3)	—
Other	0.4	7.1
Net cash used in investing activities	(115.1)	(2,878.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	1,779.7	2,677.1
Repayments of borrowings under long-term debt obligations	(2,051.8)	(1,578.6)
Proceeds from exercise of stock options	—	49.1
Treasury stock repurchased	(26.2)	(132.4)
Dividends paid	(72.5)	(64.4)
Repayments of finance lease obligations and other	(13.2)	(10.6)
Net cash (used in) provided by financing activities	(384.0)	940.2

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6.6)	33.8
Decrease in cash, cash equivalents and restricted cash	(22.9)	(1,611.6)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	134.9	1,709.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$112.0	$98.1

Supplemental cash flow information:
Cash paid for interest	$121.7	$142.3
Income taxes, net of refunds	$33.2	$1.1
Non-cash investing activities:
Treasury stock issued in connection with Mattress Firm Acquisition	$—	$2,245.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business. Somnigroup International Inc., a Delaware corporation, together with its subsidiaries, is a U.S. based multinational company. The term "Somnigroup International" refers to Somnigroup International Inc. only, and the term "Company" refers to Somnigroup International Inc. and its consolidated subsidiaries.

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

The Company designs, manufactures, distributes and retails bedding products, which include mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company also derives income from royalties by licensing Sealy®, Stearns & Foster® and Tempur® brands, technology and trademarks to other manufacturers, as well as licensing the Mattress Firm® trademark to retail franchisees. The Company sells its products through two sales channels: Direct and Wholesale.

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

(b) Inventories. Inventories are stated at the lower of cost or net realizable value, determined by either the first-in, first-out method or the weighted average cost method, depending on reportable segment, and consist of the following:

	June 30,	December 31,
(in millions)	2026	2025
Finished goods	$498.7	$484.7
Work-in-process	17.9	16.5
Raw materials and supplies	133.2	128.8
	$649.8	$630.0

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

	Fair Value
(in millions)	June 30, 2026	December 31, 2025
2029 Senior Notes	$771.9	$780.1
2031 Senior Notes	$736.5	$748.8

(d) Definitive Agreement with Leggett & Platt, Incorporated.

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

The Transaction is currently anticipated to close by the end of the third quarter of 2026, subject to the satisfaction of customary closing conditions, including approval by Leggett & Platt’s shareholders and receipt of applicable regulatory approvals. The Transaction does not require Somnigroup International shareholder approval. Following the close of the Transaction, Leggett & Platt is expected to operate as a separate business unit within Somnigroup and to maintain its offices in Carthage, Missouri.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(2) Net Sales

The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Channel
Direct	$922.2	$97.4	$182.7	$1,202.3	$948.8	$104.4	$184.9	$1,238.1
Wholesale	—	504.4	116.8	621.2	—	534.0	108.7	642.7
Net sales	$922.2	$601.8	$299.5	$1,823.5	$948.8	$638.4	$293.6	$1,880.8

	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Geographical Region
United States	$922.2	$531.3	$—	$1,453.5	$948.8	$573.3	$—	$1,522.1
All other	—	70.5	299.5	370.0	—	65.1	293.6	358.7
Net sales	$922.2	$601.8	$299.5	$1,823.5	$948.8	$638.4	$293.6	$1,880.8

Substantially all revenue is associated with bedding product sales.

The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Channel
Direct	$1,808.1	$187.4	$403.1	$2,398.6	$1,542.5	$226.1	$375.5	$2,144.1
Wholesale	—	977.9	248.5	1,226.4	—	1,118.5	222.9	1,341.4
Net sales	$1,808.1	$1,165.3	$651.6	$3,625.0	$1,542.5	$1,344.6	$598.4	$3,485.5

	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Geographical Region
United States	$1,808.1	$1,036.3	$—	$2,844.4	$1,542.5	$1,221.4	$—	$2,763.9
All other	—	129.0	651.6	780.6	—	123.2	598.4	721.6
Net sales	$1,808.1	$1,165.3	$651.6	$3,625.0	$1,542.5	$1,344.6	$598.4	$3,485.5

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

The Mattress Firm Acquisition enhances the Company's global omni-channel strategy and enables a seamless consumer experience, among other things. Mattress Firm operates as a separate business segment within the Company. The Company accounted for this transaction as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Mattress Firm's financial results for the period April 1, 2025 through June 30, 2025 and February 5, 2025 through June 30, 2025 (the "stub period") are included in our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025, respectively.

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

Transaction Costs

The Company incurred an immaterial amount of transaction costs related to the Mattress Firm Acquisition during the three months ended June 30, 2025. The Company incurred $50.2 million of transaction costs related to the Mattress Firm Acquisition during the six months ended June 30, 2025. Transaction costs primarily included legal and professional fees associated with the Mattress Firm Acquisition.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
Consolidated Results of Operations

The business acquired in the Mattress Firm Acquisition contributed revenue of $922.2 million and $948.8 million for the three months ended June 30, 2026 and June 30, 2025, respectively and contributed net income of $52.7 million and $52.3 million for the three months ended June 30, 2026 and June 30, 2025, respectively.

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

	(unaudited)	(unaudited)
	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2025	2025
Pro forma net sales	$1,880.8	$3,747.6
Pro forma net income	$99.0	$(129.8)

The pro forma amounts have been calculated after applying the Company's accounting policies and by including the results of Mattress Firm, and adjusting the combined results to give effect to the following, as if the acquisition had been consummated on January 1, 2024, together with the consequential tax effects thereon:

(unaudited)
Six Months Ended
(in millions)	June 30, 2025
Pro Forma Adjustments to Net Sales, as Reported:
Mattress Firm pre-acquisition net revenue	$345.1
Elimination of intercompany sales to Mattress Firm	(83.0)
Total adjustments to net sales	$262.1
Pro Forma Adjustments to Net Loss, as Reported:
Mattress Firm pre-acquisition loss (1)	$(318.3)
Transaction costs (2)	50.2
Intercompany profit elimination (3)	78.5
Purchase price allocation adjustments (4)	16.7
Interest expense adjustments (5)	(2.4)
Tax effect of pro forma adjustments (6)	(20.4)
Total adjustments to net loss	$(195.7)

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

(3)	Represents the intercompany profit elimination, which was reclassified to the prior year presented in accordance with ASC 805.
(4)	Represents purchase price allocation adjustments, primarily related to the fair value adjustment of Mattress Firm's finished goods, which were reclassified to the prior year presented in accordance with ASC 805.
(5)	Represents the net effect of interest expense on borrowings associated with the Mattress Firm Acquisition.
(6)	Represents the income tax provision for the above pro forma adjustments, which applies an estimated blended statutory income tax rate of 25.0%.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(4) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Balance as of December 31, 2025	$3,493.9	$607.0	$495.0	$4,595.9
Foreign currency translation and other	—	(1.9)	(9.5)	(11.4)
Balance as of June 30, 2026	$3,493.9	$605.1	$485.5	$4,584.5
(5) Debt

Debt for the Company consists of the following:

	June 30, 2026		December 31, 2025
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2023 Credit Agreement:
Term A Facility	$1,015.6	(1)	$1,043.8	(1)	October 10, 2028
Term B Facility	1,227.3	(2)	1,234.8	(2)	October 24, 2031
Revolver	291.5	(1)	550.5	(1)	October 10, 2028
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Securitized debt	103.8	(3)	79.3	(3)	October 8, 2026
Finance lease obligations (4)	102.2		110.6		Various
Other	95.9		98.3		Various
Total debt	4,436.3		4,717.3
Less: Deferred financing costs	27.8		31.6
Total debt, net	4,408.5		4,685.7
Less: Current portion	115.7		112.4
Total long-term debt, net	$4,292.8		$4,573.3

(1)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.375% as of June 30, 2026 and December 31, 2025.
(2)	Term B Interest at SOFR index plus applicable margin of 2.250% as of June 30, 2026 and December 31, 2025.
(3)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(4)	New finance lease obligations are a non-cash financing activity.

As of June 30, 2026, the Company was in compliance with all applicable debt covenants.

2023 Credit Agreement

On October 10, 2023, the Company entered into the 2023 Credit Agreement with a syndicate of banks. The 2023 Credit Agreement provides for a $1,190.0 million revolving credit facility, a $500.0 million term loan facility, a $625.0 million Delayed Draw Term A Loan, a $1,600.0 million Term B Loan (which was initially placed in escrow, net of an original issue discount, and released upon the consummation of the Mattress Firm Acquisition) and an incremental facility in an aggregate amount up to the greater of $850.0 million and additional amounts subject to the conditions set forth in the 2023 Credit Agreement, plus the amount of certain prepayments, plus an additional unlimited amount subject to compliance with a maximum consolidated secured leverage ratio test. The 2023 Credit Agreement also contains a $60.0 million sub-facility for the issuance of letters of credit.

The Company had outstanding borrowings of $291.5 million under the revolving credit facility as of June 30, 2026. Total availability under the revolving facility was $897.7 million, after a $0.8 million reduction for outstanding letters of credit, as of June 30, 2026.

On July 27, 2026, the Company entered into an Amendment No. 5 to the 2023 Credit Agreement ("Amendment No. 5"), which provides for (i) a term loan A of $1,200.0 million (the "Term A Loans") and (ii) an incremental revolving commitment of $510.0 million. The proceeds of the Term A Loans were used to refinance the amounts outstanding under the term loan facility and the Delayed Draw Term A Loan under the 2023 Credit Agreement. The Company's commitments under the Company's revolving credit facility were $1,700.0 million after giving effect to Amendment No. 5.

Amendment No. 5 was executed in connection with the pending acquisition of Leggett & Platt and extended the maturity dates of the Term A Loans and the revolving credit facility to July 27, 2031. Borrowings under the Term A Loans and the revolving credit facility will generally bear interest, at the election of the Company's and its subsidiary borrowers, at either (i) a base rate plus an applicable margin of 0.125% to 0.875%, (ii) a term SOFR rate plus an applicable margin of 1.125% to 1.875% or (iii) a daily simple SOFR rate plus an applicable margin of 1.125% to 1.875%. For the Term A Loans and the revolving credit facility the applicable margin is determined by a pricing grid based on the consolidated total net leverage ratio of the Company.

In connection with Amendment No. 5, the Company prepaid $700.0 million of the outstanding Term B Loan with the remaining proceeds from the Term A Loans and revolving credit facility.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). While subject to a $150.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. As of June 30, 2026, the Company had fully drawn down the Accounts Receivable Securitization with borrowings of $103.8 million. Borrowings under this facility are classified as long-term debt within the Condensed Consolidated Balance Sheets at June 30, 2026, based on the Company's ability and intent to refinance on a long-term basis.

(6) Stockholders' Equity

(a) Treasury Stock. As of June 30, 2026, the Company had approximately $774.5 million remaining under its share repurchase authorization. The Company did not repurchase shares under the program during the three and six months ended June 30, 2026 or 2025.

The Company acquired an insignificant amount and 1.4 million shares upon the exercise of stock options, the vesting of certain restricted stock units ("RSUs") and performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three months ended June 30, 2026 and 2025, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in an immaterial amount and $94.9 million for the three months ended June 30, 2026 and 2025, respectively. The Company acquired 0.3 million and 2.1 million shares during the six months ended June 30, 2026 and 2025, respectively, resulting in $26.2 million and $132.4 million for the six months ended June 30, 2026 and 2025, respectively.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(b) Accumulated Other Comprehensive Loss ("AOCL"). AOCL consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Foreign Currency Translation
Balance at beginning of period	$(113.6)	$(157.5)	$(99.4)	$(187.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(4.4)	68.8	(18.6)	98.5
Balance at end of period	$(118.0)	$(88.7)	$(118.0)	$(88.7)

Pensions
Balance at beginning of period	$1.0	$1.0	$1.0	$0.4
Other comprehensive income:
Net change from period revaluations (2)	0.5	—	0.5	0.6
Balance at end of period	$1.5	$1.0	$1.5	$1.0

(1)	In 2026 and 2025, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	In 2026 and 2025, there were no tax impacts related to pension adjustments.
(7) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Wages and benefits	$121.3	$130.6
Unearned revenue	113.9	105.3
Sales returns	97.4	91.7
Advertising	94.2	92.8
Taxes	43.1	43.3
Other	176.4	172.8
	$646.3	$636.5
(8) Stock-Based Compensation

The Company's stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 included PRSUs, RSUs and non-qualified stock options. A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
PRSU expense	$3.9	$4.9	$8.3	$8.4
RSU expense	5.0	4.6	10.1	8.9
Option expense	2.1	0.6	4.2	1.2
Total stock-based compensation expense	$11.0	$10.1	$22.6	$18.5

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2026, the Company granted PRSUs as a component of the long-term incentive plan ("2026 PRSUs"). The Company has recorded stock-based compensation expense related to the 2026 PRSUs during the three and six months ended June 30, 2026, as it was probable that the Company would achieve the specified performance targets for the performance period.

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
(10) Income Taxes

The Company's effective tax rates for the three months ended June 30, 2026 and 2025 were 25.2% and 3.1%, respectively. The Company's effective tax rates for the six months ended June 30, 2026 and 2025 were 24.8% and (24.9)%, respectively. The Company's effective tax rates for the three and six months ended June 30, 2026 and 2025 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., global intangible low-taxed income, or "GILTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.
(11) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Somnigroup International Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per common share amounts)	2026	2025	2026	2025
Numerator:
Net income attributable to Somnigroup International Inc.	$110.9	$99.0	$215.1	$65.9

Denominator:
Denominator for basic earnings per common share-weighted average shares	210.4	209.2	210.4	202.1
Effect of dilutive securities	2.1	3.2	2.2	3.6
Denominator for diluted earnings per common share-adjusted weighted average shares	212.5	212.4	212.6	205.7

Basic earnings per common share	$0.53	$0.47	$1.02	$0.33

Diluted earnings per common share	$0.52	$0.47	$1.01	$0.32

The Company excludes shares issuable upon exercise of certain outstanding stock options from the diluted earnings per common share computation because their exercise price was greater than the average market price of Somnigroup International Inc.'s common stock or they were otherwise anti-dilutive.

As a result, the Company excluded 1.4 million shares for both the three and six months ended June 30, 2026, and excluded an immaterial amount of shares for the three and six months ended June 30, 2025. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon the award vesting.

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

The following table summarizes total assets by segment:

(in millions)	June 30, 2026	December 31, 2025
Mattress Firm	$8,128.2	$7,929.7
Tempur Sealy North America	6,263.4	5,717.9
Tempur Sealy International	1,463.5	1,542.3
Corporate	3,087.7	2,588.7
Inter-segment eliminations	(7,331.8)	(6,177.9)
Total assets	$11,611.0	$11,600.7

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	June 30, 2026	December 31, 2025
Mattress Firm	$300.6	$270.7
Tempur Sealy North America	573.5	609.9
Tempur Sealy International	106.2	110.8
Corporate	29.4	27.8
Total property, plant and equipment, net	$1,009.7	$1,019.2

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	June 30, 2026	December 31, 2025
Mattress Firm	$1,363.6	$1,344.9
Tempur Sealy North America	309.4	315.2
Tempur Sealy International	218.4	215.9
Corporate	2.1	2.8
Total operating lease right-of-use assets	$1,893.5	$1,878.8

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended June 30, 2026:

(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$922.2	$601.8	$299.5	$—	$—	$1,823.5
Inter-segment sales	3.5	294.1	0.1	—	(297.7)	—
Total net sales and inter-segment sales	$925.7	$895.9	$299.6	$—	$(297.7)	$1,823.5

Inter-segment royalty expense (income)	—	8.5	(8.5)	—	—	—

Gross profit	307.5	367.8	141.9	—	—	817.2
Advertising expenses	45.8	109.8	22.0	—	—	177.6
Other selling and marketing expenses	154.2	61.3	54.4	6.0	—	275.9
General, administrative and other expenses	48.1	40.8	31.0	45.2	—	165.1
Equity income in earnings of unconsolidated affiliates	—	—	(2.7)	(0.4)	—	(3.1)
Operating income (loss)	$59.4	$155.9	$37.2	$(50.8)	$—	$201.7
Interest expense, net						59.0
Other income, net						(5.1)
Income before income taxes						$147.8

Depreciation and amortization (1)	$21.0	$30.1	$8.5	$13.8	$—	$73.4
Capital expenditures	34.8	11.9	6.4	1.6	—	54.7
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended June 30, 2025:

(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$948.8	$638.4	$293.6	$—	$—	$1,880.8
Inter-segment sales	—	263.5	0.1	—	(263.6)	—
Total net sales and inter-segment sales	$948.8	$901.9	$293.7	$—	$(263.6)	$1,880.8

Inter-segment royalty expense (income)	—	11.1	(11.1)	—	—	—

Gross profit	337.4	348.2	141.6	—	—	827.2
Advertising expenses	62.1	103.3	24.1	—	—	189.5
Other selling and marketing expenses	151.8	64.0	50.9	4.3	—	271.0
General, administrative and other expenses	56.2	41.0	29.8	48.9	—	175.9
Loss on disposal of business	4.1	9.8	—	—	—	13.9
Equity income in earnings of unconsolidated affiliates	—	—	(3.0)	—	—	(3.0)
Operating income (loss)	$63.2	$130.1	$39.8	$(53.2)	$—	$179.9
Interest expense, net						72.5
Other expense, net						4.7
Income before income taxes						$102.7

Depreciation and amortization (1)	$17.9	$30.2	$7.7	$12.8	$—	$68.6
Capital expenditures	23.6	3.3	7.9	1.9	—	36.7
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the six months ended June 30, 2026:

(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$1,808.1	$1,165.3	$651.6	$—	$—	$3,625.0
Inter-segment sales	6.3	593.4	0.2	—	(599.9)	—
Total net sales and inter-segment sales	$1,814.4	$1,758.7	$651.8	$—	$(599.9)	$3,625.0

Inter-segment royalty expense (income)	—	17.2	(17.2)	—	—	—

Gross profit	580.4	694.2	319.5	—	—	1,594.1
Advertising expenses	76.7	201.4	49.9	—	—	328.0
Other selling and marketing expenses	308.1	123.3	110.5	12.1	—	554.0
General, administrative and other expenses	102.8	81.9	64.8	82.5	—	332.0
Equity income in earnings of unconsolidated affiliates	—	—	(7.8)	(0.9)	—	(8.7)
Operating income (loss)	$92.8	$287.6	$102.1	$(93.7)	$—	$388.8
Interest expense, net						119.0
Other income, net						(15.3)
Income before income taxes						$285.1

Depreciation and amortization (1)	$44.5	$60.2	$17.1	$24.1	$—	$145.9
Capital expenditures	82.1	19.5	11.9	1.7	—	115.2
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the six months ended June 30, 2025:

(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$1,542.5	$1,344.6	$598.4	$—	$—	$3,485.5
Inter-segment sales	—	393.6	0.3	—	(393.9)	—
Total net sales and inter-segment sales	1,542.5	1,738.2	598.7	—	(393.9)	3,485.5

Inter-segment royalty expense (income)	—	17.3	(17.3)	—	—	—

Gross profit	528.6	588.2	290.9	—	—	1,407.7
Advertising expenses	95.7	186.9	49.8	—	—	332.4
Other selling and marketing expenses	253.3	132.0	97.5	7.9	—	490.7
General, administrative and other expenses	105.5	89.1	60.5	130.3	—	385.4
Loss on disposal of business	4.1	9.8	—	—	—	13.9
Equity income in earnings of unconsolidated affiliates	—	—	(7.8)	—	—	(7.8)
Operating income (loss)	$70.0	$170.4	$90.9	$(138.2)	$—	$193.1
Interest expense, net						133.8
Other expense, net						5.9
Income before income taxes						$53.4

Depreciation and amortization (1)	$34.6	$61.0	$15.1	$24.0	$—	$134.7
Capital expenditures	32.8	11.3	14.0	2.6	—	60.7
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	June 30, 2026	December 31, 2025
United States	$884.9	$889.3
All other	124.8	129.9
Total property, plant and equipment, net	$1,009.7	$1,019.2

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	June 30, 2026	December 31, 2025
United States	$1,666.6	$1,653.1
All other	226.9	225.7
Total operating lease right-of-use assets	$1,893.5	$1,878.8

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and six months ended June 30, 2026, including the following topics:

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

As of June 30, 2026, we operated 2,842 company-owned stores, including 2,155 Mattress Firm stores, Tempur Sealy owned stores, Dreams stores and joint venture stores. Our distribution model operates through an omni-channel strategy. The Mattress Firm segment sells products through one channel: Direct. The Tempur Sealy North America and Tempur Sealy International operating business segments sell products through two channels: Direct and Wholesale. Our Direct channel includes product sales through company-owned stores, online and call centers. Our Wholesale channel includes all product sales to third-party retailers, including third-party distribution, hospitality and healthcare.

General Business and Economic Conditions

Over the last decade, consumers have made the connection between a good night's sleep and overall health and wellness. As consumers make this connection, they are willing to invest more in their bedding purchases. We believe the bedding industry is structured for sustained long-term growth, driven by product innovation, sleep technology advancements, consumer confidence, housing formations and population growth. Due to our dedication to product innovation and other competitive advantages, we believe Somnigroup is well-positioned to take advantage of the industry’s long-term growth potential.

The global bedding industry was challenged in 2025 due to certain macroeconomic pressures on the consumer, which continued during the first half of 2026. Ongoing geopolitical conflicts, including trade disputes and the imposition of tariffs, along with the U.S. government shutdowns, may also introduce further uncertainty for the consumer. We have taken actions to mitigate the impact of proposed tariffs, and we implemented pricing actions to mitigate the remaining impact. The majority of our products sold in the U.S. are also manufactured in the U.S. Accordingly, we believe proposed tariffs will not have a material impact on our results of operations in 2026. However, the duration and extent of tariffs remain uncertain, and we are continuing to evaluate the potential future impacts of the imposition of tariffs. We expect to outperform the bedding industry as a result of our investments in new product launches and continued investments in innovation, quality, advertising and customer service.

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

The transaction is currently anticipated to close by the end of the third quarter of 2026, subject to the satisfaction of customary closing conditions, including approval by Leggett & Platt’s shareholders and receipt of applicable regulatory approvals. The transaction does not require Somnigroup International shareholder approval. Following the close of the transaction, Leggett & Platt is expected to operate as a separate business unit within Somnigroup and to maintain its offices in Carthage, Missouri.

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

Mattress Firm operates as a separate business segment. Mattress Firm's financial results for the period April 1, 2025 through June 30, 2025 and February 5, 2025 through June 30, 2025 (the "stub period") are included in our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025, respectively.

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

Results of Operations

A summary of our results for the three months ended June 30, 2026 include:

•Total net sales decreased 3.0% to $1,823.5 million as compared to $1,880.8 million in the second quarter of 2025.
•Gross margin was 44.8% as compared to 44.0% in the second quarter of 2025. Adjusted gross margin, which is a non-GAAP financial measure, was 45.1% as compared to 44.2% in the second quarter of 2025.
•Operating income increased 12.1% to $201.7 million as compared to $179.9 million in the second quarter of 2025. Adjusted operating income, which is a non-GAAP financial measure, decreased 3.5% to $216.6 million as compared to $224.4 million in the second quarter of 2025. Both were primarily driven by realized sales and cost synergies.
•Net income increased 12.0% to $110.9 million as compared to $99.0 million in the second quarter of 2025. Adjusted net income, which is a non-GAAP financial measure, increased 8.4% to $122.6 million as compared to $113.1 million in the second quarter of 2025.
•Earnings per diluted share ("EPS") increased 10.6% to $0.52 as compared to $0.47 in the second quarter of 2025. Adjusted EPS, which is a non-GAAP financial measure, increased 9.4% to $0.58 as compared to $0.53 in the second quarter of 2025.

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

THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2025

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended June 30,
(in millions, except percentages and per share amounts)	2026		2025
Net sales	$1,823.5	100.0%	$1,880.8	100.0%
Cost of sales	1,006.3	55.2	1,053.6	56.0
Gross profit	817.2	44.8	827.2	44.0
Selling and marketing expenses	453.5	24.9	460.5	24.5
General, administrative and other expenses	165.1	9.1	175.9	9.4
Loss on disposal of business	—	—	13.9	0.7
Equity income in earnings of unconsolidated affiliates	(3.1)	(0.2)	(3.0)	(0.2)
Operating income	201.7	11.0	179.9	9.6

Other expense, net:
Interest expense, net	59.0	3.2	72.5	3.9
Other (income) expense, net	(5.1)	(0.3)	4.7	0.2
Total other expense, net	53.9	2.9	77.2	4.1

Income before income taxes	147.8	8.1	102.7	5.5
Income tax provision	(37.2)	(2.0)	(3.2)	(0.2)
Net income before non-controlling interest	110.6	6.1	99.5	5.3
Less: Net (loss) income attributable to non-controlling interest	(0.3)	—	0.5	—
Net income attributable to Somnigroup International Inc.	$110.9	6.1%	$99.0	5.3%

Earnings per common share:
Basic	$0.53		$0.47
Diluted	$0.52		$0.47

Weighted average common shares outstanding:
Basic	210.4		209.2
Diluted	212.5		212.4

NET SALES

	Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
(in millions)	Consolidated		Mattress Firm		Tempur Sealy North America		Tempur Sealy International
Net sales by channel
Direct	$1,202.3	$1,238.1	$922.2	$948.8	$97.4	$104.4	$182.7	$184.9
Wholesale	621.2	642.7	—	—	504.4	534.0	116.8	108.7
Total net sales	$1,823.5	$1,880.8	$922.2	$948.8	$601.8	$638.4	$299.5	$293.6

Net sales decreased 3.0%, and on a constant currency basis decreased 3.3%. The change in net sales was driven by the following:

•Mattress Firm net sales decreased $26.6 million, or 2.8%, primarily driven by store closures. Mattress Firm same store sales increased slightly as compared to the second quarter of 2025. All Mattress Firm sales are reported through the Direct channel.
•Tempur Sealy North America net sales decreased $36.6 million, or 5.7%, primarily driven by market conditions. Net sales to Mattress Firm increased 11.6% to $294.0 million as compared to $263.5 million in the second quarter of 2025. These sales are eliminated on a reported basis. Net sales in the Wholesale channel decreased $29.6 million, or 5.5%. Net sales in the Direct channel decreased $7.0 million, or 6.7%, primarily driven by a decrease in sales from the divestiture of Sleep Outfitters in the second quarter of 2025.
•Tempur Sealy International net sales increased $5.9 million, or 2.0%. On a constant currency basis, International net sales increased 1.3%. Net sales in the Direct channel decreased 1.6% on a constant currency basis. Net sales in the Wholesale channel increased 6.2% on a constant currency basis.

GROSS PROFIT

	Three Months Ended June 30,
	2026		2025
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
Tempur Sealy North America	$367.8	61.1%	$348.2	54.5%	6.6%
Tempur Sealy International	141.9	47.4%	141.6	48.2%	(0.8)%
Mattress Firm	307.5	33.3%	337.4	35.6%	(2.3)%
Consolidated gross margin	$817.2	44.8%	$827.2	44.0%	0.8%

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

Gross margin improved 80 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•Mattress Firm gross margin declined 230 basis points. The decline in gross margin was primarily driven by product mix of 100 basis points, consumer financing costs of 70 basis points and investments in Mattress Firm's stores of 60 basis points.
•Tempur Sealy North America gross margin improved 660 basis points. The improvement in gross margin was primarily driven by the achievement of synergies from the Mattress Firm Acquisition of 480 basis points, operational efficiencies of 210 basis points and favorable mix of 110 basis points. These improvements were partially offset by commodity cost inflation before pricing actions of 110 basis points.
•Tempur Sealy International gross margin declined 80 basis points. The decline in gross margin was primarily driven by commodity cost inflation before pricing actions of 100 basis points, partially offset by operational efficiencies.

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

	Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
(in millions)	Consolidated		Mattress Firm		Tempur Sealy North America		Tempur Sealy International		Corporate
Operating expenses:
Advertising expenses	$177.6	$189.5	$45.8	$62.1	$109.8	$103.3	$22.0	$24.1	$—	$—
Other selling and marketing expenses	275.9	271.0	154.2	151.8	61.3	64.0	54.4	50.9	6.0	4.3
General, administrative and other expenses	165.1	175.9	48.1	56.2	40.8	41.0	31.0	29.8	45.2	48.9
Total operating expenses	$618.6	$636.4	$248.1	$270.1	$211.9	$208.3	$107.4	$104.8	$51.2	$53.2

Operating expenses decreased $17.8 million, or 2.8%, and increased 10 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•Mattress Firm operating expenses decreased $22.0 million, or 8.1%, and decreased 160 basis points as a percentage of net sales. The decrease was primarily driven by decreases in general, administrative and other expenses and advertising expenses, partially offset by increases in other selling and marketing.
•Tempur Sealy North America operating expenses increased $3.6 million, or 1.7%, and increased 260 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in advertising, partially offset by decreases in general, administrative and other expenses and other selling and marketing.
•Tempur Sealy International operating expenses increased $2.6 million, or 2.5%, and increased 20 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.
•Corporate operating expenses decreased $2.0 million, or 3.8%. The decrease in operating expenses was primarily driven by decreased business combination charges related to the Mattress Firm Acquisition.

Research and development expenses for the three months ended June 30, 2026 were $10.2 million, compared to $7.8 million for the three months ended June 30, 2025, an increase of $2.4 million, or 30.8%.

OPERATING INCOME

	Three Months Ended June 30,
	2026		2025
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
Mattress Firm	$59.4	6.4%	$63.2	6.7%	(0.3)%
Tempur Sealy North America	155.9	25.9%	130.1	20.4%	5.5%
Tempur Sealy International	37.2	12.4%	39.8	13.6%	(1.2)%
	252.5		233.1
Corporate expenses	(50.8)		(53.2)
Total operating income	$201.7	11.1%	$179.9	9.6%	1.5%

Operating income increased $21.8 million and operating margin improved 150 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•Mattress Firm operating income decreased $3.8 million and operating margin declined 30 basis points. The decline in operating margin was primarily driven by the decline in gross margin of 230 basis points, partially offset by operating expense leverage of 160 basis points. Additionally, in 2025, we incurred a $4.1 million loss on disposal of business associated with the divestiture of 73 retail stores, which were not incurred in 2026.
•Tempur Sealy North America operating income increased $25.8 million and operating margin improved 550 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 660 basis points, partially offset by operating expense deleverage of 260 basis points. Additionally, in 2025, we incurred a $9.8 million loss on disposal of business associated with the divestiture of Sleep Outfitters, which were not incurred in 2026.
•Tempur Sealy International operating income decreased $2.6 million and operating margin declined 120 basis points. The decline in operating margin was primarily driven by decline in gross margin of 80 basis points and operating expense deleverage of 20 basis points.
•Corporate operating loss decreased $2.4 million, which positively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Three Months Ended June 30,
(in millions, except percentages)	2026	2025	% Change
Interest expense, net	$59.0	$72.5	(18.6)%

Interest expense, net, decreased $13.5 million, or 18.6%. The decrease in interest expense, net, was primarily driven by lower interest rates on outstanding variable rate debt.

INCOME TAX PROVISION

	Three Months Ended June 30,
(in millions, except percentages)	2026	2025	% Change
Income tax provision	$37.2	$3.2	1,062.5%
Effective tax rate	25.2%	3.1%

Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our domestic and foreign operations.

Our income tax provision increased $34.0 million due to an increase in income before income taxes. Our effective tax rate for the three months ended June 30, 2026 as compared to the prior year increased by 2,210 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the three months ended June 30, 2026 included the favorable impact of other discrete items. The effective tax rate as compared to the U.S. federal statutory rate for the three months ended June 30, 2025 included the favorable impact of the deductibility of stock compensation in the U.S. and a net unfavorable impact of other discrete items.

SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2025

    The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Six Months Ended June 30,
(in millions, except percentages and per share amounts)	2026		2025
Net sales	$3,625.0	100.0%	$3,485.5	100.0%
Cost of sales	2,030.9	56.0	2,077.8	59.6
Gross profit	1,594.1	44.0	1,407.7	40.4
Selling and marketing expenses	882.0	24.3	823.1	23.6
General, administrative and other expenses	332.0	9.2	385.4	11.1
Loss on disposal of business	—	—	13.9	0.4
Equity income in earnings of unconsolidated affiliates	(8.7)	(0.2)	(7.8)	(0.2)
Operating income	388.8	10.7	193.1	5.5

Other expense, net:
Interest expense, net	119.0	3.3	133.8	3.8
Other (income) expense, net	(15.3)	(0.4)	5.9	0.2
Total other expense, net	103.7	2.9	139.7	4.0

Income before income taxes	285.1	7.8	53.4	1.5
Income tax (provision) benefit	(70.6)	(1.9)	13.3	0.4
Net income before non-controlling interest	214.5	5.9	66.7	1.9
Less: Net (loss) income attributable to non-controlling interest	(0.6)	—	0.8	—
Net income attributable to Somnigroup International Inc.	$215.1	5.9%	$65.9	1.9%

Earnings per common share:
Basic	$1.02		$0.33
Diluted	$1.01		$0.32

Weighted average common shares outstanding:
Basic	210.4		202.1
Diluted	212.6		205.7

NET SALES

	Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
(in millions)	Consolidated		Mattress Firm		Tempur Sealy North America		Tempur Sealy International
Net sales by channel
Direct	$2,398.6	$2,144.1	$1,808.1	$1,542.5	$187.4	$226.1	$403.1	$375.5
Wholesale	1,226.4	1,341.4	—	—	977.9	1,118.5	248.5	222.9
Total net sales	$3,625.0	$3,485.5	$1,808.1	$1,542.5	$1,165.3	$1,344.6	$651.6	$598.4

    Net sales increased 4.0%, and on a constant currency basis increased 3.0%. The change in net sales was driven by the following:

•Mattress Firm net sales increased $265.6 million, or 17.2%, primarily driven by the inclusion of net sales for a full quarter in the first quarter of 2026 as compared to the first quarter of 2025, which included Mattress Firm for the stub period. All Mattress Firm sales are reported through the Direct channel.
•Tempur Sealy North America net sales decreased $179.3 million, or 13.3%. Net sales in the Wholesale channel decreased $140.6 million, or 12.6%, primarily driven by the accounting elimination of sales to Mattress Firm for a full quarter in the first quarter of 2026 as compared to the first quarter of 2025, which eliminated sales to Mattress Firm for the stub period. Net sales in the Direct channel decreased $38.7 million, or 17.1%, primarily driven by a decrease in sales from the divestiture of Sleep Outfitters.
•Tempur Sealy International net sales increased $53.2 million, or 8.9%, primarily driven by strong performance in key markets. On a constant currency basis, International net sales increased $25.7 million, or 4.3%. Net sales in the Direct channel increased 3.0% on a constant currency basis. Net sales in the Wholesale channel increased 6.5% on a constant currency basis.

GROSS PROFIT

	Six Months Ended June 30,
	2026		2025
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
Tempur Sealy North America	$694.2	59.6%	$588.2	43.7%	15.9%
Tempur Sealy International	319.5	49.0%	290.9	48.6%	0.4%
Mattress Firm	580.4	32.1%	528.6	34.3%	(2.2)%
Consolidated gross margin	$1,594.1	44.0%	$1,407.7	40.4%	3.6%

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

    Gross margin improved 360 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•Mattress Firm gross margin declined 220 basis points. The decline in gross margin was primarily driven by product mix of 100 basis points, consumer financing costs of 90 basis points and investments in Mattress Firm's stores of 80 basis points. Additionally, in 2025, we incurred $17.4 million of one-time business combination accounting adjustments related to the Mattress Firm Acquisition, which were not incurred in 2026.
•Tempur Sealy North America gross margin improved 1,590 basis points. The improvement in gross margin was primarily driven by the achievement of synergies from the Mattress Firm Acquisition of 480 basis points, elimination of intercompany sales to Mattress Firm of 290 basis points, operational efficiencies of 190 basis points and favorable mix. These improvements were partially offset by commodity cost inflation before pricing actions. Additionally, in

2025, we incurred $78.0 million of one-time business combination accounting adjustments related to the Mattress Firm Acquisition, which were not incurred in 2026.
•Tempur Sealy International gross margin improved 40 basis points. The improvement in gross margin was primarily driven by operational efficiencies.

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

	Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
(in millions)	Consolidated		Mattress Firm		Tempur Sealy North America		Tempur Sealy International		Corporate
Operating expenses:
Advertising expenses	$328.0	$332.4	$76.7	$95.7	$201.4	$186.9	$49.9	$49.8	$—	$—
Other selling and marketing expenses	554.0	490.7	308.1	253.3	123.3	132.0	110.5	97.5	12.1	7.9
General, administrative and other expenses	332.0	385.4	102.8	105.5	81.9	89.1	64.8	60.5	82.5	130.3
Total operating expenses	$1,214.0	$1,208.5	$487.6	$454.5	$406.6	$408.0	$225.2	$207.8	$94.6	$138.2

    Operating expenses increased $5.5 million, or 0.5%, and decreased 120 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•Mattress Firm operating expenses increased $33.1 million, or 7.3%, and decreased 250 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by the inclusion of operating expenses for a full quarter in the first quarter of 2026 as compared to the first quarter of 2025, which included operating expenses for the stub period.
•Tempur Sealy North America operating expenses decreased $1.4 million, or 0.3%, and increased 460 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreases in general, administrative and other expenses and other selling and marketing, partially offset by investments in advertising.
•Tempur Sealy International operating expenses increased $17.4 million, or 8.4%, and decreased 10 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.
•Corporate operating expenses decreased $43.6 million, or 31.5%. The decrease in operating expenses was primarily driven by decreased transaction costs related to the Mattress Firm Acquisition in 2025, which were not incurred in 2026.

    Research and development expenses were $18.7 million for the six months ended June 30, 2026 as compared to $15.9 million for the six months ended June 30, 2025, an increase of $2.8 million, or 17.6%.

OPERATING INCOME

	Six Months Ended June 30,
	2026		2025
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
Tempur Sealy North America	$287.6	24.7%	$170.4	12.7%	12.0%
Tempur Sealy International	102.1	15.7%	90.9	15.2%	0.5%
Mattress Firm	92.8	5.1%	70.0	4.5%	0.6%
	482.5		331.3
Corporate expenses	(93.7)		(138.2)
Total operating income	$388.8	10.7%	$193.1	5.5%	5.2%

Operating income increased $195.7 million and operating margin improved 520 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•Mattress Firm operating income increased $22.8 million and operating margin improved 60 basis points. The improvement in operating margin was primarily driven by operating expense leverage of 250 basis points, offset by the decline in gross margin of 220 basis points. Additionally, in 2025, we incurred a $4.1 million loss on disposal of business associated with the divestiture of 73 retail stores, which was not incurred in 2026.
•Tempur Sealy North America operating income increased $117.2 million and operating margin improved 1,200 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 1,590 basis points, offset by operating expense deleverage of 460 basis points. Additionally, in 2025, we incurred a $9.8 million loss on disposal of business associated with the divestiture of Sleep Outfitters, which was not incurred in 2026.
•Tempur Sealy International operating income increased $11.2 million and operating margin improved 50 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 40 basis points and operating expense leverage of 10 basis points.
•Corporate operating loss decreased $44.5 million, which positively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Six Months Ended June 30,
(in millions, except percentages)	2026	2025	% Change
Interest expense, net	$119.0	$133.8	(11.1)%

Interest expense, net, decreased $14.8 million, or 11.1%. The decrease in interest expense, net, was primarily driven by lower interest rates on outstanding variable rate debt.

INCOME TAX PROVISION

	Six Months Ended June 30,
(in millions, except percentages)	2026	2025	% Change
Income tax provision (benefit)	$70.6	$(13.3)	(630.8)%
Effective tax rate	24.8%	(24.9)%

Our income tax provision increased $83.9 million driven by an increase in income before income taxes and certain discrete items, as discussed below. Our effective tax rate for the six months ended June 30, 2026 as compared to the prior year increased 4,970 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the six months ended June 30, 2026 and 2025 included the net favorable impact of the deductibility of stock compensation in the U.S., which was offset by the unfavorable impact of discrete items.

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

Cash and Working Capital

Cash and cash equivalents were $112.0 million and $134.9 million as of June 30, 2026 and December 31, 2025, respectively. We had a working capital deficit of $434.0 million as of June 30, 2026, as compared to working capital deficit of $271.1 million as of December 31, 2025.

The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from operations for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by (used in) operations:
Operating activities	$482.8	$292.5
Investing activities	(115.1)	(2,878.1)
Financing activities	(384.0)	940.2

Cash provided by operating activities increased $190.3 million in the six months ended June 30, 2026 as compared to the same period in 2025, primarily driven by strong operational performance across all segments.

Cash used in investing activities decreased $2,763.0 million in the six months ended June 30, 2026 as compared to the same period in 2025. The decrease in cash used in investing activities was primarily driven by the Mattress Firm Acquisition in 2025.

Cash used in financing activities increased $1,324.2 million in the six months ended June 30, 2026 as compared to the same period in 2025. We had net repayments of $272.1 million on our credit facilities in 2026 as compared to net borrowings of $1,098.5 million in 2025, which were driven by the Mattress Firm Acquisition. Share repurchases of our common stock to satisfy tax withholding obligations upon the vesting of our long-term incentive plans decreased $106.2 million in 2026 as compared to 2025. Dividends paid to shareholders increased $8.1 million in 2026 as compared to 2025. Proceeds from exercise of stock options decreased $49.1 million as compared to 2025.

Capital Expenditures

Capital expenditures totaled $115.2 million and $60.7 million for the six months ended June 30, 2026 and 2025, respectively. We currently expect our 2026 capital expenditures to be approximately $225 million, including $75 million of one-time investments to refresh Mattress Firm stores.

Indebtedness

Our total debt decreased to $4,436.3 million as of June 30, 2026 from $4,717.3 million as of December 31, 2025. Total availability under our revolving senior secured credit facility was $897.7 million as of June 30, 2026. Refer to Note 5, "Debt" in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

As of June 30, 2026, our ratio of consolidated indebtedness less netted cash to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, in accordance with our 2023 Credit Agreement was 2.99 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2023 Credit Agreement, which limits this ratio to 5.00 times. As of June 30, 2026, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

On July 27, 2026, we entered into an Amendment No. 5 to the 2023 Credit Agreement ("Amendment No. 5"), which provides for (i) a term loan A of $1,200.0 million (the "Term A Loans") and (ii) an incremental revolving commitment of $510.0 million. The proceeds of the Term A Loans were used to refinance the amounts outstanding under the term loan facility and the Delayed Draw Term A Loan under the 2023 Credit Agreement. Our commitments under the revolving credit facility were $1,700.0 million after giving effect to Amendment No. 5.

Amendment No. 5 was executed in connection with the pending acquisition of Leggett & Platt and extended the maturity dates of the Term A Loans and the revolving credit facility to July 27, 2031. Borrowings under the Term A Loans and the revolving credit facility will generally bear interest at either (i) a base rate plus an applicable margin of 0.125% to 0.875%, (ii) a term SOFR rate plus an applicable margin of 1.125% to 1.875% or (iii) a daily simple SOFR rate plus an applicable margin of 1.125% to 1.875%. For the Term A Loans and the revolving credit facility the applicable margin is determined by a pricing grid based on the consolidated total net leverage ratio.

In connection with Amendment No. 5, we prepaid $700.0 million of the outstanding Term B Loan with the remaining proceeds from the Term A Loans and revolving credit facility.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the six months ended June 30, 2026, we did not repurchase shares under our share repurchase program. As of June 30, 2026, we had $774.5 million remaining under our share repurchase authorization.

We manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. In 2026, we expect to allocate at least 50% of free cash flow, which is a non-GAAP financial measure, to dividends and share repurchases. For a complete description of our share repurchase program, please refer to ITEM 5 under Part II, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," in the 2025 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

Future Liquidity Sources and Uses

As of June 30, 2026, we had $1,009.7 million of liquidity, including $112.0 million of cash on hand and $897.7 million available under our 2023 Credit Agreement. In addition, we expect to generate cash flow from operations in the full year 2026. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, debt service obligations and dividend payments.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through strategic acquisition opportunities that enhance our global competitiveness, as well as quarterly dividends and opportunistic share repurchases. In 2026, we expect to allocate approximately 50% of free cash flow, which is a non-GAAP financial measure, to dividends and share repurchases. During the six months ended June 30, 2026, we repurchased 0.3 million shares valued at $26.2 million to satisfy tax withholding obligations upon the vesting of certain long-term incentive awards in the ordinary course of business.

The Board of Directors declared a dividend of $0.17 per share for the third quarter of 2026. The dividend is payable on September 3, 2026 to shareholders of record as of August 20, 2026.

As of June 30, 2026, we had $4,436.3 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $4,324.3 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 2.99 times for the trailing twelve months ended June 30, 2026. Our target leverage ratio of consolidated indebtedness less netted cash, which is a non-GAAP financial measure, is 2.0 to 3.0 times in 2026. Total cash interest payments related to our borrowings are expected to be approximately $230 million in 2026.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended June 30, 2026 and 2025:

	Three Months Ended
(in millions, except per share amounts)	June 30, 2026	June 30, 2025
Net income	$110.9	$99.0
Transaction costs (1)	8.3	4.9
Business combination charges (2)	7.4	17.6
Loss on disposal of business (3)	—	13.9
Disposition-related costs (4)	—	9.2
Supply chain transition costs (5)	—	1.3
Adjusted income tax provision (6)	(4.0)	(32.8)
Adjusted net income	$122.6	$113.1

Adjusted earnings per common share, diluted	$0.58	$0.53

Diluted shares outstanding	212.5	212.4

(1)	In the second quarter of 2026, we recorded $8.3 million of transaction costs, primarily associated with legal and professional fees related to the proposed acquisition of Leggett & Platt. In the second quarter of 2025, we recorded $4.9 million of transaction costs associated with the Term B Loan repricing and the divestiture of 73 Mattress Firm stores and our Sleep Outfitters subsidiary, which primarily included legal and professional fees.
(2)	In the second quarter of 2026, we recorded $7.4 million of business combination charges primarily related to costs to achieve supply chain synergies, professional fees and restructuring costs.. In the second quarter of 2025, we recorded $17.6 million of business combination charges, primarily related to the CEO transaction bonus, professional fees and restructuring costs.
(3)	In the second quarter of 2025, we recorded a $13.9 million loss on disposal of business, net of proceeds of $9.0 million, associated with the divestiture of 73 Mattress Firm stores and our Sleep Outfitters subsidiary.
(4)	In the second quarter of 2025, we recorded $9.2 million of disposition-related costs. Cost of sales included $3.7 million, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse. Operating expenses included $3.7 million of merchandising, store personnel and other support costs related to the divestiture. Other expenses included a $1.8 million loss on disposal for assets not divested to Mattress Warehouse.
(5)	In the second quarter of 2025, we recorded $1.3 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $0.7 million recorded in cost of sales and $0.6 million recorded in other expenses.
(6)	Adjusted income tax provision represents the tax effects associated with the aforementioned items and other non-recurring discrete items.

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended June 30, 2026.

	Three Months Ended June 30, 2026
(in millions, except percentages)	Consolidated	Margin	Mattress Firm	Margin	Tempur Sealy North America	Margin	Tempur Sealy International	Margin	Corporate
Net sales	$1,823.5		$922.2		$601.8		$299.5		$—

Gross profit	$817.2	44.8%	$307.5	33.3%	$367.8	61.1%	$141.9	47.4%	$—
Adjustments:
Business combination charges (1)	4.3		—		4.3		—		—
Total adjustments	4.3		—		4.3		—		—

Adjusted gross profit	$821.5	45.1%	$307.5	33.3%	$372.1	61.8%	$141.9	47.4%	$—

Operating income (expense)	$201.7	11.1%	$59.4	6.4%	$155.9	25.9%	$37.2	12.4%	$(50.8)
Adjustments:
Transaction costs (2)	8.3		—		—		—		8.3
Business combination charges (1)	6.6		0.5		4.6		—		1.5
Total adjustments	14.9		0.5		4.6		—		9.8

Adjusted operating income (expense)	$216.6	11.9%	$59.9	6.5%	$160.5	26.7%	$37.2	12.4%	$(41.0)

(1)	In the second quarter of 2026, we recorded $7.4 million of business combination charges. Cost of sales included $4.3 million of charges primarily related to costs to achieve supply chain synergies. Operating expenses included $2.3 million of professional fees and restructuring costs. Other income, net also included $0.8 million of charges related to Mattress Firm store refreshes.
(2)	In the second quarter of 2026, we recorded $8.3 million of transaction costs, primarily associated with legal and professional fees related to the proposed acquisition of Leggett & Platt.

The following table sets forth our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended June 30, 2025.

	Three Months Ended June 30, 2025
(in millions, except percentages)	Consolidated	Margin	Mattress Firm	Margin	Tempur Sealy North America	Margin	Tempur Sealy International	Margin	Corporate
Net sales	$1,880.8		$948.8		$638.4		$293.6		$—

Gross profit	$827.2	44.0%	$337.4	35.6%	$348.2	54.5%	$141.6	48.2%	$—
Adjustments:
Disposition-related costs (1)	3.7		1.4		2.3		—		—
Supply chain transition costs (2)	0.7		—		0.7		—		—
Total adjustments	4.4		1.4		3.0		—		—

Adjusted gross profit	$831.6	44.2%	$338.8	35.7%	$351.2	55.0%	$141.6	48.2%	$—

Operating income (expense)	$179.9	9.6%	$63.2	6.7%	$130.1	20.4%	$39.8	13.6%	$(53.2)
Adjustments:
Business combination charges (3)	17.6		2.2		—		—		15.4
Loss on disposal of business (4)	13.9		4.1		9.8		—		—
Disposition-related costs(1)	7.4		2.9		4.5		—		—
Transaction costs(5)	4.9		1.5		—		—		3.4
Supply chain transition costs (2)	0.7		—		0.7		—		—
Total adjustments	44.5		10.7		15.0		—		18.8

Adjusted operating income (expense)	$224.4	11.9%	$73.9	7.8%	$145.1	22.7%	$39.8	13.6%	$(34.4)

(1)	In the second quarter of 2025, we recorded $9.2 million of disposition-related costs. Cost of sales included $3.7 million, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse. Operating expenses included $3.7 million of merchandising, store personnel and other support costs related to the divestiture. Other expenses included a $1.8 million loss on disposal for assets not divested to Mattress Warehouse.
(2)	In the second quarter of 2025, we recorded $1.3 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $0.7 million recorded in cost of sales and $0.6 million recorded in other expenses.
(3)	In the second quarter of 2025, we recorded $17.6 million of business combination charges, primarily related to the CEO transaction bonus, professional fees and restructuring costs.
(4)	In the second quarter of 2025, we recorded a $13.9 million loss on disposal of business, net of proceeds of $9.0 million, associated with the divestiture of 73 Mattress Firm stores and our Sleep Outfitters subsidiary.
(5)	In the second quarter of 2025, we recorded $4.9 million of transaction costs associated with the Term B Loan repricing and the divestiture of 73 Mattress Firm stores and our Sleep Outfitters subsidiary, which primarily included legal and professional fees.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended June 30, 2026 and 2025:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Net income	$110.9	$99.0
Interest expense, net	59.0	72.5
Income tax provision	37.2	3.2
Depreciation and amortization	73.7	69.1
EBITDA	$280.8	$243.8
Adjustments:
Transaction costs (1)	8.3	4.9
Business combination charges (2)	7.4	17.6
Loss on disposal of business (3)	—	13.9
Disposition-related costs (4)	—	9.2
Supply chain transition costs (5)	—	1.3
Adjusted EBITDA	$296.5	$290.7

(1)	In the second quarter of 2026, we recorded $8.3 million of transaction costs, primarily associated with legal and professional fees related to the proposed acquisition of Leggett & Platt. In the second quarter of 2025, we recorded $4.9 million of transaction costs associated with the Term B Loan repricing and the divestiture of 73 Mattress Firm stores and our Sleep Outfitters subsidiary, which primarily included legal and professional fees.
(2)	In the second quarter of 2026, we recorded $7.4 million of business combination charges. Cost of sales included $4.3 million of charges primarily related to costs to achieve supply chain synergies. Operating expenses included $2.3 million of professional fees and restructuring costs. Other income, net also included $0.8 million of charges related to Mattress Firm store refreshes. In the second quarter of 2025, we recorded $17.6 million of business combination charges, primarily related to the CEO transaction bonus, professional fees and restructuring costs.
(3)	In the second quarter of 2025, we recorded a $13.9 million loss on disposal of business, net of proceeds of $9.0 million, associated with the divestiture of 73 Mattress Firm stores and our Sleep Outfitters subsidiary.
(4)	In the second quarter of 2025, we recorded $9.2 million of disposition-related costs. Cost of sales included $3.7 million, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse. Operating expenses included $3.7 million of merchandising, store personnel and other support costs related to the divestiture. Other expenses included a $1.8 million loss on disposal for assets not divested to Mattress Warehouse.
(5)	In the second quarter of 2025, we recorded $1.3 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities, with $0.7 million recorded in cost of sales and $0.6 million recorded in other expenses.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended June 30, 2026:

Trailing Twelve Months Ended
(in millions)	June 30, 2026
Net income	$533.3
Interest expense, net	253.1
Income tax provision	179.6
Depreciation and amortization	302.7
EBITDA	$1,268.7
Adjustments:
Business combination charges (1)	57.5
Transaction costs (2)	11.1
Legal and other charges (3)	8.6
Supply chain transition costs (4)	7.3
Cloud-based computing arrangements impairment (5)	6.2
Disposition-related costs (6)	1.3
Adjusted EBITDA	$1,360.7
Future cost synergies to be realized from Mattress Firm acquisition (7)	85.0
Adjusted EBITDA per credit facility	$1,445.7

Consolidated indebtedness less netted cash	$4,324.3

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility	2.99 times

(1)	In the trailing twelve months ended June 30, 2026, we recognized $57.5 million of business combination charges primarily related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan, professional fees and restructuring costs.
(2)	In the trailing twelve months ended June 30, 2026, we recognized $11.1 million of transaction costs primarily related to the proposed acquisition of Leggett & Platt.
(3)	In the trailing twelve months ended June 30, 2026, we recorded $8.6 million of one-time charges, including $6.1 million of legal fees and $2.5 million of customer-related charges.
(4)	In the trailing twelve months ended June 30, 2026, we recorded $7.3 million of supply chain transition costs.
(5)	In the trailing twelve months ended June 30, 2026, we recorded $6.2 million of impairment charges related to certain cloud-based computing arrangements.
(6)	In the trailing twelve months ended June 30, 2026, we recorded $1.3 million of disposition-related costs, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse.
(7)	In the trailing twelve months ended June 30, 2026, we are permitted to include $85.0 million of future cost synergies expected to be realized in connection with acquisitions for the purpose of calculating adjusted EBITDA in accordance with the 2023 Credit Agreement.

Under the 2023 Credit Agreement, the ratio of adjusted EBITDA to consolidated indebtedness less netted cash was 2.99 times for the trailing twelve months ended June 30, 2026. The 2023 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of June 30, 2026. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2023 Credit Agreement for purposes of certain financial covenants.

(in millions)	June 30, 2026
Total debt, net	$4,408.5
Plus: Deferred financing costs (1)	27.8
Consolidated indebtedness	4,436.3
Less: Netted cash (2)	112.0
Consolidated indebtedness less netted cash	$4,324.3

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in ITEM 7A of Part II of our 2025 Annual Report. Management has reassessed the quantitative and qualitative market risk disclosures described in our 2025 Annual Report and determined there were no material changes to the Company's foreign currency exposure for the six months ended June 30, 2026.

Interest Rate Risk

Our primary exposure to interest rate risk is due to our variable-rate debt agreements, including our 2023 Credit Agreement. These variable-rate debt agreements use Secured Overnight Financing Rate ("SOFR"), which is subject to fluctuation and uncertainty. As of June 30, 2026, the value of our variable-rate debt was $2,734.1 million. A sensitivity analysis indicates that, holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt as of June 30, 2026 would cause an estimated reduction in income before income taxes of approximately $27.3 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

Foreign Currency Exchange Risk

During the year ended 2025, we converted $150.0 million of our 4.00% fixed-rate USD-denominated 2029 Senior Notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at rate of 1.9809%. We have designated these cross currency swap agreements as net investment hedges.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2026, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the second quarter of 2026, the Company implemented a new enterprise resource planning ("ERP") system to replace the operational and financial systems for its Tempur U.S. production and distribution subsidiaries. The Company completed significant pre-implementation testing and post-implementation testing and monitoring to ensure the effectiveness of internal controls over financial reporting. As a result of this implementation, the Company modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system.

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

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2026:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
April 1, 2026 - April 30, 2026	—		$—	—	$774.5
May 1, 2026 - May 31, 2026	702	(1)	$64.49	—	$774.5
June 1, 2026 - June 30, 2026	—		$—	—	$774.5
Total	702			—

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the NYSE on the vesting date or prior business day.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended June 30, 2026, none of our directors or executive officers adopted any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined Regulation S-K, Item 408).

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
10.1
Amendment No. 5 dated as of July 27, 2026 by and among Somnigroup International Inc., as parent borrower, Tempur-Pedic Management, LLC and Somnigroup Management LLC, as additional borrowers, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on July 27, 2026). (1)

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
101
The following materials from Somnigroup International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMNIGROUP INTERNATIONAL INC.

Date: August 7, 2026	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer