Form 10-Q
period 2026-09-30
SOMNIGROUP INTERNATIONAL INC.
filed 2026-11-09
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2026
or
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

The number of shares outstanding of the registrant’s common stock as of November 4, 2026 was 230,249,931 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Report"), including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which includes information concerning one or more of our plans; objectives; goals; strategies and other information that is not historical information. Many of these statements appear, in particular, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, ITEM 2 of this Report. When used in this Report, the words "assumes," "estimates," "expects," "guidance," "anticipates," "might," "projects," "predicts," "plans," "proposed," "targets," "intends," "believes," "will," "may," "could," "is likely to" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and beliefs and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment including its impact on consumer behavior in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; changes in economic conditions, including inflationary trends in the price of raw materials; uncertainties arising from global and geopolitical events (including the wars in Ukraine and the Middle East) and any related effect on pricing, sales and supply of materials, labor costs and other employment-related costs; the imposition of new tariffs and retaliatory tariffs, increases in existing tariffs and other changes in trade policy and regulations; loss of suppliers and disruptions in the supply of raw materials; competition in our industry; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth including the acquisitions of Mattress Firm and Leggett & Platt; expectations regarding post-closing supply agreements, future performance, synergies and integration of acquired companies with our business, including Mattress Firm and Leggett & Platt; the ability to successfully integrate Mattress Firm and Leggett & Platt into the Company's operations and realize all synergies from the transactions; the possibility that the expected benefits of the Mattress Firm and Leggett & Platt acquisitions are not realized when expected or at all; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector, as well as consumer confidence and the availability of consumer financing; the ability to develop and successfully launch new products; capital project timelines; the ability to realize all synergies and benefits of acquisitions (including the acquisitions of Mattress Firm and Leggett & Platt); our reliance on information technology ("IT") and the associated risks involving realized or potential security lapses and/or cyber-based attacks; the impact of cybersecurity incidents on our business, results of operations or financial condition, including our assessments of such impact; the Company's ability to restore its critical operational data and IT systems in a reasonable time frame following a cybersecurity incident; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; expectations regarding our target leverage and our share repurchase program; compliance with regulatory requirements and the possible exposure to liability for failures to comply with these requirements; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards and the H.R. 1 tax act ("Tax Act"); and our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities.

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

When used in this Report, except as specifically noted otherwise, the term "Somnigroup International" refers to the parent company Somnigroup International Inc. only, and the terms "Somnigroup," "Company," "we," "our," "ours" and "us" refer to Somnigroup International Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. When used in this Report, the term "Mattress Firm" refers to Mattress Firm Group Inc. and its direct and indirect wholly-owned subsidiaries or Mattress Firm Group LLC and its direct and indirect wholly-owned subsidiaries as the context requires, and the term "Mattress Firm Acquisition" refers to the acquisition of Mattress Firm which was finalized on February 5, 2025. When used in this Report, the term "Leggett & Platt" refers to Leggett & Platt, Incorporated and its direct and indirect wholly-owned subsidiaries as the context requires, and the term "Leggett & Platt Acquisition" refers to the acquisition of Leggett & Platt which was finalized on August 26, 2026. In addition, when used in this Report, "2023 Credit Agreement" refers to the Company's senior credit facility entered into in 2023, and amended in February 2024, October 2024, June 2025, July 2026 and October 2026; "Term B Loan" refers to the incremental term B loan facility entered into in 2024; "Delayed Draw Term A Loan" refers to the delayed draw term A loan commitment entered into in 2024; "2029 Senior Notes" refers to the 4.00% senior notes due 2029 issued in 2021; "2031 Senior Notes" refers to the 3.875% senior notes due 2031 issued in 2021; and "Leggett & Platt Senior Notes" collectively refers to the 3.50% senior notes due 2027, the 4.40% senior notes due 2029 and the 3.50% senior notes due 2051 assumed as part of the Leggett & Platt Acquisition.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$2,350.8	$2,122.6	$5,975.8	$5,608.1
Cost of sales	1,363.1	1,169.8	3,394.0	3,247.6
Gross profit	987.7	952.8	2,581.8	2,360.5
Selling and marketing expenses	476.4	480.8	1,358.4	1,303.9
General, administrative and other expenses	217.0	160.4	549.0	545.8
Loss on disposal of business	—	—	—	13.9
Equity income in earnings of unconsolidated affiliates	(3.1)	(3.1)	(11.8)	(10.9)
Operating income	297.4	314.7	686.2	507.8

Other expense, net:
Interest expense, net	59.3	69.9	178.3	203.7
Loss on extinguishment of debt	13.0	—	13.0	—
Other expense (income), net	1.8	10.9	(13.5)	16.8
Total other expense, net	74.1	80.8	177.8	220.5

Income before income taxes	223.3	233.9	508.4	287.3
Income tax provision	(59.9)	(56.2)	(130.5)	(42.9)
Net income before non-controlling interest	163.4	177.7	377.9	244.4
Less: Net (loss) income attributable to non-controlling interest	(0.1)	0.3	(0.7)	1.1
Net income attributable to Somnigroup International Inc.	$163.5	$177.4	$378.6	$243.3

Earnings per common share:
Basic	$0.75	$0.85	$1.78	$1.19
Diluted	$0.74	$0.83	$1.76	$1.17

Weighted average common shares outstanding:
Basic	217.9	209.9	212.9	204.7
Diluted	220.2	212.5	215.1	207.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income before non-controlling interest	$163.4	$177.7	$377.9	$244.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(28.3)	(13.9)	(46.9)	84.6
Net change in pension benefits, net of tax	—	—	0.5	0.6
Other comprehensive (loss) income, net of tax	(28.3)	(13.9)	(46.4)	85.2
Comprehensive income	135.1	163.8	331.5	329.6
Less: Comprehensive (loss) income attributable to non-controlling interest	(0.1)	0.3	(0.7)	1.1
Comprehensive income attributable to Somnigroup International Inc.	$135.2	$163.5	$332.2	$328.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$612.1	$134.9
Accounts receivable, net	912.2	358.5
Inventories	1,253.7	630.0
Prepaid expenses and other current assets	256.4	170.7
Total Current Assets	3,034.4	1,294.1
Property, plant and equipment, net	2,225.5	1,019.2
Goodwill	4,808.4	4,595.9
Trade name and other intangible assets, net	2,800.0	2,587.1
Operating lease right-of-use assets	2,025.9	1,878.8
Deferred income taxes	30.5	18.5
Other non-current assets	335.2	207.1
Total Assets	$15,259.9	$11,600.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$868.4	$401.6
Accrued expenses and other current liabilities	998.0	636.5
Short-term operating lease obligations	451.6	399.6
Current portion of long-term debt	105.4	112.4
Income taxes payable	38.6	15.1
Total Current Liabilities	2,462.0	1,565.2
Long-term debt, net	5,276.2	4,573.3
Long-term operating lease obligations	1,691.6	1,589.8
Deferred income taxes	911.4	624.9
Other non-current liabilities	277.6	130.6
Total Liabilities	10,618.8	8,483.8

Redeemable non-controlling interest	7.5	8.9

Total Stockholders' Equity	4,633.6	3,108.0
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$15,259.9	$11,600.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($ in millions) (unaudited)

Three Months Ended September 30, 2026

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2026	$7.6	283.8	$2.8	73.5	$(1,661.5)	$1,032.3	$3,972.3	$(116.5)	$—	$3,229.4
Net income							163.5			163.5
Acquisition of non-controlling interest in subsidiary									0.6	0.6
Net income attributable to non-controlling interest	(0.1)								—	—
Foreign currency adjustments, net of tax								(28.3)		(28.3)
Dividends declared on common stock ($0.17 per share)							(36.0)			(36.0)
Shares issued in connection with Leggett & Platt Acquisition				(19.9)	859.8	431.9				1,291.7
Issuances of PRSUs and RSUs				—	0.1	(0.1)				—
Treasury stock repurchased - PRSU/RSU releases				—	(0.1)					(0.1)
Amortization of unearned stock-based compensation						12.8				12.8
Balance as of September 30, 2026	$7.5	283.8	$2.8	53.6	$(801.7)	$1,476.9	$4,099.8	$(144.8)	$0.6	$4,633.6

Three Months Ended September 30, 2025

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2025	$8.9	283.8	$2.8	73.9	$(1,665.5)	$1,017.0	$3,574.5	$(87.7)	$2,841.1
Net income							177.4		177.4
Net income attributable to non-controlling interest	0.3								—
Dividend paid to non-controlling interest in subsidiary	(0.3)								—
Foreign currency adjustments, net of tax								(13.9)	(13.9)
Dividends declared on common stock ($0.15 per share)							(31.7)		(31.7)
Exercise of stock options				—	0.7	(0.4)			0.3
Issuances of PRSUs and RSUs				—	0.1	(0.1)			—
Amortization of unearned stock-based compensation						12.2			12.2
Balance as of September 30, 2025	$8.9	283.8	$2.8	73.9	$(1,664.7)	$1,028.7	$3,720.2	$(101.6)	$2,985.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
($ in millions) (unaudited)

Nine Months Ended September 30, 2026

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2025	$8.9	283.8	$2.8	73.9	$(1,664.3)	$1,038.7	$3,829.2	$(98.4)	$—	$3,108.0
Net income							378.6			378.6
Acquisition of non-controlling interest in subsidiary									0.6	0.6
Net income attributable to non-controlling interests	(0.7)								—	—
Dividend paid to non-controlling interest in subsidiary	(0.7)									—
Adjustment to pension liability, net of tax								0.5		0.5
Foreign currency adjustments, net of tax								(46.9)		(46.9)
Dividends declared on common stock ($0.51 per share)							(108.0)			(108.0)
Shares issued in connection with Leggett & Platt Acquisition				(19.9)	859.8	431.9				1,291.7
Exercise of stock options				—	0.3	(0.3)				—
Issuances of PRSUs and RSUs				(0.7)	28.8	(28.8)				—
Treasury stock repurchased - PRSU/RSU releases				0.3	(26.3)					(26.3)
Amortization of unearned stock-based compensation						35.4				35.4
Balance as of September 30, 2026	$7.5	283.8	$2.8	53.6	$(801.7)	$1,476.9	$4,099.8	$(144.8)	$0.6	$4,633.6

Nine Months Ended September 30, 2025

		Somnigroup International Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2024	$9.3	283.8	$2.8	110.2	$(3,330.0)	$501.2	$3,571.8	$(186.8)	$559.0
Net income							243.3		243.3
Net income attributable to non-controlling interests	1.1								—
Dividend paid to non-controlling interest in subsidiary	(1.5)								—
Adjustment to pension liability, net of tax								0.6	0.6
Foreign currency adjustments, net of tax								84.6	84.6
Dividends declared on common stock ($0.45 per share)							(94.9)		(94.9)
Shares issued in connection with Mattress Firm Acquisition				(34.2)	1,609.9	635.2			2,245.1
Exercise of stock options				(2.8)	106.7	(57.3)			49.4
Issuances of PRSUs and RSUs				(1.3)	81.1	(81.1)			—
Treasury stock repurchased - PRSU/RSU releases				1.9	(125.0)				(125.0)
Treasury stock repurchased - merger consideration				0.1	(7.4)				(7.4)
Amortization of unearned stock-based compensation						30.7			30.7
Balance as of September 30, 2025	$8.9	283.8	$2.8	73.9	$(1,664.7)	$1,028.7	$3,720.2	$(101.6)	$2,985.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$377.9	$244.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200.2	180.0
Amortization of stock-based compensation	37.7	30.7
Amortization of deferred financing costs and discounts	5.5	5.0
Bad debt expense	3.7	4.4
Deferred income taxes	49.4	1.5
Dividends received from unconsolidated affiliates	19.9	19.0
Equity income in earnings of unconsolidated affiliates	(11.8)	(10.9)
Loss on extinguishment of debt	9.4	—
Loss on disposal of business	—	13.9
Loss on sale of assets and other	4.5	14.2
Changes in operating assets and liabilities, net of effect of business acquisitions	135.5	198.5
Net cash provided by operating activities	831.9	700.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(174.3)	(108.6)
Acquisitions, net of cash acquired	554.6	(2,824.5)
Proceeds from sale of property, plant and equipment	25.3	0.6
Purchases of investments	(0.3)	(23.4)
Other	—	7.5
Net cash provided by (used in) investing activities	405.3	(2,948.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	4,526.6	3,429.9
Repayments of borrowings under long-term debt obligations	(5,110.5)	(2,628.7)
Proceeds from exercise of stock options	—	49.4
Treasury stock repurchased	(26.3)	(132.4)
Dividends paid	(108.1)	(95.9)
Repayments of finance lease obligations and other	(26.2)	(16.4)
Net cash (used in) provided by financing activities	(744.5)	605.9

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15.5)	32.3
Increase (decrease) in cash, cash equivalents and restricted cash	477.2	(1,609.5)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	134.9	1,709.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$612.1	$100.2

Supplemental cash flow information:
Cash paid for interest	$171.5	$197.1
Non-cash investing activities:
Treasury stock issued in connection with acquisitions	$1,291.7	$2,245.1
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

On February 5, 2025, the Company completed the previously announced acquisition of Mattress Firm, the largest mattress specialty retailer in the U.S. Mattress Firm was founded in 1986 and operates over 2,100 brick-and-mortar retail locations and a growing e-commerce platform. Mattress Firm's highly trained retail sales associates provide personalized service to help consumers choose the ideal bedding products across their robust assortment of market-leading brands.

On August 26, 2026, the Company completed its previously announced acquisition of Leggett & Platt, a leading manufacturer of engineered components and products for the bedding, furniture, flooring, textile, automotive and industrial markets. Founded in 1883, Leggett & Platt operates approximately 100 manufacturing facilities across 19 countries and is a key supplier of bedding components, including innersprings, specialty foam, adjustable bed mechanisms and machinery. The acquisition strengthens the Company's vertical integration strategy by bringing a critical part of its supply chain in-house, enhancing product innovation, operational efficiency and global manufacturing capabilities across its portfolio.

The Company designs, manufactures, distributes and retails bedding products, which include mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories, enhanced by Leggett & Platt's diversified component engineering expertise. The Company also derives income from royalties by licensing Sealy®, Stearns & Foster® and Tempur® brands, technology and trademarks to other manufacturers, as well as licensing the Mattress Firm® trademark to retail franchisees. The Company sells its products through three sales channels: Direct bedding, Wholesale bedding and furnishings and Specialized products.

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

(b) Inventories. Inventories are stated at the lower of cost or net realizable value, determined by either the first-in, first-out method or the weighted average cost method, depending on reportable segment, and consist of the following:

	September 30,	December 31,
(in millions)	2026	2025
Finished goods	$757.8	$484.7
Work-in-process	67.2	16.5
Raw materials and supplies	428.7	128.8
	$1,253.7	$630.0

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(c) Fair Value. Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2023 Credit Agreement (as defined in Note 5, "Debt") and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair values of the following material financial instruments were based on Level 1 and Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of debt instruments. The fair values of these material financial instruments are as follows:

	Fair Value
(in millions)	September 30, 2026	December 31, 2025
2029 Senior Notes	$756.7	$780.1
2031 Senior Notes	$705.0	$748.8
2027 Leggett & Platt Senior Notes	$487.9	$—
2029 Leggett & Platt Senior Notes	$477.0	$—
2051 Leggett & Platt Senior Notes	$282.4	$—

(d) Accounts Payable Programs. Following the Leggett & Platt Acquisition, the Company utilizes third-party programs that allow suppliers to be paid earlier at a discount. While the Company continues to make payments based on its customary terms, a supplier can elect to take payment from a third party earlier with a discount, and in that case, the Company pays the third party on the original due date of the invoice. Contracts with suppliers are negotiated independently of supplier participation in the programs, and the Company cannot increase payment terms pursuant to the programs. The accounts payable settled through the third-party programs, which remain on the Condensed Consolidated Balance Sheet, were approximately $110.0 million at September 30, 2026.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(2) Net Sales

The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026					Three Months Ended September 30, 2025
(in millions)	Mattress Firm	Leggett & Platt	Tempur Sealy North America	Tempur Sealy International	Consolidated	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Channel
Direct bedding	$1,008.3	$—	$111.6	$159.9	$1,279.8	$1,070.8	$109.7	$202.8	$1,383.3
Wholesale bedding and furnishings	—	271.3	581.5	116.9	969.7	—	626.4	112.9	739.3
Specialized products	—	101.3	—	—	101.3	—	—	—	—
Net sales	$1,008.3	$372.6	$693.1	$276.8	$2,350.8	$1,070.8	$736.1	$315.7	$2,122.6

	Mattress Firm	Leggett & Platt	Tempur Sealy North America	Tempur Sealy International	Consolidated	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Geographical Region
United States	$1,008.3	$237.7	$622.7	$—	$1,868.7	$1,070.8	$660.6	$—	$1,731.4
All other	—	134.9	70.4	276.8	482.1	—	75.5	315.7	391.2
Net sales	$1,008.3	$372.6	$693.1	$276.8	$2,350.8	$1,070.8	$736.1	$315.7	$2,122.6

The following table presents the Company's disaggregated revenue by channel and geographical region, including a reconciliation of disaggregated revenue by segment, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026					Nine Months Ended September 30, 2025
(in millions)	Mattress Firm	Leggett & Platt	Tempur Sealy North America	Tempur Sealy International	Consolidated	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Channel
Direct bedding	$2,816.4	$—	$299.0	$563.0	$3,678.4	$2,613.3	$335.8	$578.3	$3,527.4
Wholesale bedding and furnishings	—	271.3	1,559.4	365.4	2,196.1	—	1,744.9	335.8	2,080.7
Specialized products	—	101.3	—	—	101.3	—	—	—	—
Net sales	$2,816.4	$372.6	$1,858.4	$928.4	$5,975.8	$2,613.3	$2,080.7	$914.1	$5,608.1

	Mattress Firm	Leggett & Platt	Tempur Sealy North America	Tempur Sealy International	Consolidated	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Consolidated
Geographical Region
United States	$2,816.4	$237.7	$1,659.0	$—	$4,713.1	$2,613.3	$1,882.0	$—	$4,495.3
All other	—	134.9	199.4	928.4	1,262.7	—	198.7	914.1	1,112.8
Net sales	$2,816.4	$372.6	$1,858.4	$928.4	$5,975.8	$2,613.3	$2,080.7	$914.1	$5,608.1

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

The Mattress Firm Acquisition enhances the Company's global omni-channel strategy and enables a seamless consumer experience, among other things. Mattress Firm operates as a separate business segment within the Company. The Company accounted for this transaction as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Mattress Firm's financial results for the period July 1, 2025 through September 30, 2025 and February 5, 2025 through September 30, 2025 (the "Mattress Firm stub period") are included in our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025, respectively.

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

Transaction Costs

The Company incurred an immaterial amount of transaction costs (primarily legal and professional fees) related to the Mattress Firm Acquisition during the three months ended September 30, 2025. The Company incurred $50.2 million of transaction costs related to the Mattress Firm Acquisition during the nine months ended September 30, 2025, which are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
Consolidated Results of Operations

The business acquired in the Mattress Firm Acquisition contributed revenue of $1,070.8 million and $2,613.3 million for the three and nine months ended September 30, 2025, respectively, and contributed net income of $66.7 million and $119.8 million for the three and nine months ended September 30, 2025, respectively.

Acquisition of Leggett & Platt

On August 26, 2026, the Company completed its Leggett & Platt Acquisition, pursuant to which the Company acquired 100% of Leggett & Platt, for an aggregate purchase price of approximately $730.0 million, net of cash acquired of $560.2 million. The total consideration of $1.3 billion consisted of approximately 19.9 million shares of the Company's common stock valued at $64.09 per share, which represents the closing price per share of the Company's common stock on the NYSE on the trading day immediately prior to the date of acquisition, with the value of any fractional shares paid in cash.

In connection with the Leggett & Platt Acquisition, the Company assumed certain outstanding Leggett & Platt equity awards, including restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock options (the "Somnigroup Assumed Awards"). These awards were converted to Somnigroup awards based on the merger exchange ratio of 0.1455 and retained the remaining service periods and other applicable terms of the original Leggett & Platt awards.

The Leggett & Platt deferred compensation plans were converted into notional cash investments based on the average closing price of Leggett & Platt common stock for the five trading days immediately prior to the closing date of the merger (the "Leggett & Platt Cash-Settled Plans").

The Leggett & Platt Acquisition continues the Company's vertical integration strategy by bringing a critical part of its supply chain in-house, enhancing product innovation, operational efficiency and global manufacturing capabilities across its portfolio. Leggett & Platt operates as a separate business segment within the Company. The Company accounted for this transaction as a business combination in accordance with ASC 805, Business Combinations. Leggett & Platt's financial results for the period August 26, 2026 through September 30, 2026 (the "Leggett & Platt stub period") are included in the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026.

Purchase Price Consideration

The preliminary purchase price of Leggett & Platt as of August 26, 2026 consists of the following items:

(in millions)
Common stock of the Company (1)	$1,273.9
Leggett & Platt Cash-Settled Plans attributable to pre-combination service (2)	32.5
Somnigroup Assumed Awards attributable to pre-combination service (3)	16.1
Effective settlement of pre-existing relationships (4)	(32.9)
Total consideration	$1,289.6
Non-controlling interest	0.6
Less: Cash acquired	(560.2)
Net consideration transferred	$730.0

(1)
The stock consideration of 19.9 million shares of Somnigroup International common stock represents a value of $64.09 per share, which is the closing price per share of the Company's common stock on the NYSE on the trading day immediately prior to the date of acquisition.

(2)	Represents the fair value of the Leggett & Platt Cash-Settled Plans related to the pre-combination service period.
(3)	Represents the fair value of the Somnigroup Assumed Awards related to the pre-combination service period of $21.7 million, net of deferred income taxes of $5.6 million.
(4)	Represents the effective settlement of Leggett & Platt's outstanding receivables from Somnigroup. No gain or loss was recognized on this settlement.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
Preliminary Purchase Price Allocation

The preliminary allocation of the purchase price is based on the fair values of the assets acquired and liabilities assumed as of August 26, 2026.

The components of the preliminary purchase price allocation are as follows:

(in millions)	August 26, 2026
Accounts receivable, net	$515.1
Inventories	684.3
Prepaid expenses and other current assets	114.5
Property, plant and equipment	1,244.3
Operating lease right-of-use assets	130.8
Deferred tax assets	9.7
Other non-current assets	107.8
Intangible assets	225.0
Goodwill	221.6
Preliminary fair value of assets acquired	$3,253.1

Accounts payable	$(513.5)
Accrued expenses and other current liabilities	(231.9)
Income taxes payable	(8.4)
Operating lease obligations	(140.2)
Deferred tax liability	(241.4)
Other non-current liabilities	(104.1)
Long-term debt, net	(1,283.6)
Preliminary fair value of liabilities assumed	(2,523.1)
Net consideration transferred	730.0
Less: Non-controlling interest	(0.6)
Cash acquired	560.2
Total consideration transferred	$1,289.6

The fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available to management at the time the unaudited Condensed Consolidated Financial Statements were prepared. The Company will finalize the valuation and complete the purchase price allocation as soon as practical, but no later than the measurement period of one year from the Leggett & Platt Acquisition date. The most significant open items include the estimation of certain long-lived and intangible assets and the accounting for leases, as management is awaiting additional information to complete its assessment of these matters. The Company has not completed its analysis of the income tax effects of the Leggett & Platt Acquisition, including its review of the book and tax bases of the assets acquired and liabilities assumed, applicable jurisdictional tax rates, acquired tax attributes, tax assessments, and the tax effects of other preliminary purchase accounting adjustments. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
Trade Name and Intangible Assets

The Company applied the income approach through a relief from royalty method to fair value the Leggett & Platt trade name asset using Level 3 inputs. The trade name asset is indefinite-lived and is not deductible for income tax purposes. The Company also applied the multi-period excess earnings method to fair value customer relationships and the relief from royalty method to fair value technology, using Level 3 inputs for both methods. At the closing date of August 26, 2026, the preliminary fair value of intangible assets acquired and estimated useful lives are as follows:

	Fair Value	Useful Life
Trade name	$111.9	Indefinite
Customer relationships	81.3	8 years
Technology	31.8	9 years
Total identifiable intangible assets	$225.0

Goodwill

Goodwill is calculated as the excess of the purchase price over the net assets acquired and primarily represents the future economic benefits expected from the assembled workforce acquired and operating efficiencies. Goodwill will be subject to adjustment for the impact of the measurement period adjustments described above. A portion of the goodwill may be deductible for income tax purposes. The goodwill of $221.6 million is included within the Leggett & Platt business segment.

Transaction Costs

The Company incurred $33.4 million and $45.4 million of transaction costs (primarily legal and professional fees) related to the Leggett & Platt Acquisition during the three and nine months ended September 30, 2026, respectively, which are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income.

Consolidated Results of Operations

The Leggett & Platt Acquisition contributed net sales and net income of $372.6 million and $10.0 million, respectively, for the period August 26, 2026 through September 30, 2026, which are included in the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026.

Unaudited Pro Forma Financial Information

The following represents the unaudited consolidated pro forma financial information for the period as if Leggett & Platt had been included in the consolidated results of the Company since January 1, 2025. Pro forma results do not include the effect of any future synergies anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition was consummated on the date indicated or that may result in the future.

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Pro forma net sales	$2,887.8	$3,081.9	$8,312.6	$8,514.5
Pro forma net income	$165.9	$291.6	$445.2	$366.8

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The pro forma amounts have been calculated after applying the Company's accounting policies and by including the results of Leggett & Platt, and adjusting the combined results to give effect to the following, as if the acquisition had been consummated on January 1, 2025, together with the consequential tax effects thereon:

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Pro Forma Adjustments to Net Sales, as Reported:
Leggett & Platt pre-acquisition net revenue	573.5	1,036.4	2,491.4	3,116.5
Elimination of Leggett & Platt intercompany sales to Somnigroup	(36.5)	(77.1)	(154.6)	(210.1)
Total adjustments to net sales	$537.0	$959.3	$2,336.8	$2,906.4
Pro Forma Adjustments to Net Income (Loss), as Reported:
Leggett & Platt pre-acquisition (loss) income (1)	(27.9)	127.1	39.2	210.2
Transaction costs (2)	33.4	—	45.4	(45.4)
Leggett & Platt purchase price allocation adjustments (3)	7.5	(17.4)	(8.3)	(71.7)
Tax effect of pro forma adjustments (4)	(10.6)	4.5	(9.7)	30.4
Total adjustments to net income	$2.4	$114.2	$66.6	$123.5

(1)	For the three and nine months ended September 30, 2026, Leggett & Platt's pre-acquisition (loss) income included transaction costs associated with the acquisition of $54.6 million.
(2)
Represents $33.4 million and $45.4 million of transaction costs for professional fees incurred by the Company in connection with the Leggett & Platt Acquisition, for the three and nine months ended September 30, 2026, respectively. These costs were reclassified to the prior year presented in accordance with ASC 805.

(3)	Represents purchase price allocation adjustments, primarily related to the fair value adjustment of Leggett & Platt's finished goods, long-lived assets, long-term debt and Somnigroup Assumed Awards which were reclassified to the prior year presented in accordance with ASC 805.
(4)	Represents the income tax provision for the above pro forma adjustments, which applies an estimated blended statutory income tax rate of 26.0%.
(4) Goodwill
The following summarizes changes to the Company's goodwill, by segment:

(in millions)	Mattress Firm	Leggett & Platt	Tempur Sealy North America	Tempur Sealy International	Consolidated
Balance as of December 31, 2025	$3,493.9	$—	$607.0	$495.0	$4,595.9
Net goodwill resulting from acquisitions	—	221.6	—	6.1	227.7
Foreign currency translation and other	—	(2.4)	(2.3)	(10.5)	(15.2)
Balance as of September 30, 2026	$3,493.9	$219.2	$604.7	$490.6	$4,808.4

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(5) Debt

Debt for the Company and certain of its subsidiaries consists of the following:

	September 30, 2026		December 31, 2025
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2023 Credit Agreement:
Term A Facility	$1,185.0	(1)	$1,043.8	(2)	July 27, 2031
Term B Facility	527.3	(3)	1,234.8	(4)	October 24, 2031
Revolver	516.5	(1)	550.5	(2)	July 27, 2031
2031 Senior Notes	800.0	3.875%	800.0	3.875%	October 15, 2031
2029 Senior Notes	800.0	4.000%	800.0	4.000%	April 15, 2029
Leggett & Platt Senior Notes:
2051 Senior Notes	500.0	3.500%	—		November 15, 2051
2029 Senior Notes	500.0	4.400%	—		March 15, 2029
2027 Senior Notes	500.0	3.500%	—		November 15, 2027
Securitized debt	100.5	(5)	79.3	(5)	October 7, 2027
Finance lease obligations (6)	101.2		110.6		Various
Other	96.5		98.3		Various
Total debt	5,627.0		4,717.3
Less: Deferred financing costs and discounts	245.4		31.6
Total debt, net	5,381.6		4,685.7
Less: Current portion	105.4		112.4
Total long-term debt, net	$5,276.2		$4,573.3

(1)	Interest at SOFR index plus applicable margin of 1.250% as of September 30, 2026.
(2)	Interest at SOFR index plus 10 basis points of credit spread adjustment, plus applicable margin of 1.375% as of December 31, 2025.
(3)	Term B interest at SOFR index plus applicable margin of 2.000% as of September 30, 2026.
(4)	Term B interest at SOFR index plus applicable margin of 2.250% as of December 31, 2025.
(5)	Interest at one month SOFR index plus 10 basis points of credit spread adjustment, plus 85 basis points.
(6)	New finance lease obligations are a non-cash financing activity.

As of September 30, 2026, the Company was in compliance with all applicable debt covenants.

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

On July 27, 2026, the Company entered into an Amendment No. 5 to the 2023 Credit Agreement ("Amendment No. 5"), which provides for (i) a term loan A of $1,200.0 million (the "Term A Loans"), (ii) an incremental revolving commitment of $510.0 million and (iii) an incremental $90.0 million added to the sub-facility for the issuances of letters of credit. The proceeds of the Term A Loans were used to refinance the amounts outstanding under the term loan facility and the Delayed Draw Term A Loan under the 2023 Credit Agreement. The Company's commitments under the Company's revolving credit facility were $1,700.0 million after giving effect to Amendment No. 5.

Amendment No. 5 was executed in connection with the then-pending Leggett & Platt Acquisition and extended the maturity dates of the Term A Loans and the revolving credit facility to July 27, 2031. Borrowings under the Term A Loans and the revolving credit facility will generally bear interest, at the election of the Company and its subsidiary borrowers, at either (i) a base rate plus an applicable margin of 0.125% to 0.875%, (ii) a term SOFR rate plus an applicable margin of 1.125% to 1.875% or (iii) a daily simple SOFR rate plus an applicable margin of 1.125% to 1.875%. For the Term A Loans and the revolving credit facility the applicable margin is determined by a pricing grid based on the consolidated total net leverage ratio of the Company.

In connection with Amendment No. 5, the Company prepaid $700.0 million of the outstanding Term B Loan with the remaining proceeds from the Term A Loans and revolving credit facility.

As a result of Amendment No. 5 and the Company's prepayment of the outstanding Term B Loan, the Company recognized $13.0 million of loss on extinguishment of debt, which includes the write-off of $9.4 million of unamortized deferred financing costs and $3.6 million of legal and professional fees.

The Company had outstanding borrowings of $516.5 million under the revolving credit facility as of September 30, 2026. Total availability under the revolving facility was $1,182.7 million, after a $0.8 million reduction for outstanding letters of credit, as of September 30, 2026.

On October 1, 2026, the Company prepaid $200.0 million of the outstanding Term B Loan with cash acquired from the Leggett & Platt Acquisition and cash from operations.

Leggett & Platt Senior Notes

In connection with the Leggett & Platt Acquisition, the Leggett & Platt Senior Notes of $1.5 billion remain outstanding as general unsecured senior obligations of Leggett & Platt, Incorporated and do not benefit from any guarantees. The Company recorded a discount of $224.1 million to reflect the total fair value of $1.3 billion on the date of the Leggett & Platt Acquisition. The discount is recorded as a reduction to long-term debt in the Condensed Consolidated Balance Sheet and is being amortized into interest expense over the remaining terms of each note, as described below.

2051 Leggett & Platt Senior Notes

The Company recorded the outstanding $500.0 million aggregate principal amount of 3.50% senior notes due 2051 (the “2051 Leggett & Platt Senior Notes”) at a discount of $201.5 million to reflect its fair value of $298.5 million on the date of the Leggett & Platt Acquisition. The 2051 Leggett & Platt Senior Notes are general unsecured senior obligations of Leggett & Platt, Incorporated and do not benefit from any guarantees. The 2051 Leggett & Platt Senior Notes mature on November 15, 2051, and interest is payable semi-annually in arrears on each May 15 and November 15.

The 2051 Leggett & Platt Senior Notes were issued pursuant to the Senior Indenture dated May 6, 2005 between Leggett & Platt, Incorporated and U.S. Bank Trust Company, National Association (successor in interest to The Bank of New York Mellon Trust Company, NA, which was successor in interest to JPMorgan Chase Bank, N.A.), as Trustee (the “L&P Senior Indenture”) (as modified by the Officer’s Certificate pursuant to Section 3.1 of the Indenture, dated as of November 16, 2017).

Leggett & Platt, Incorporated has the option to redeem all or a portion of the 2051 Leggett & Platt Senior Notes at any time on or after May 15, 2051. The redemption price is 100% of the principal amount, plus accrued and unpaid interest, if any. In addition, Leggett & Platt, Incorporated has the option at any time prior to May 15, 2051 to redeem some or all of the 2051 Leggett & Platt Senior Notes at 100% of the original principal amount plus a "make-whole" premium and accrued and unpaid interest, if any.

The 2051 Leggett & Platt Senior Notes restrict the ability of Leggett & Platt, Incorporated and its subsidiaries, to, among other things: (i) incur, directly or indirectly, secured indebtedness and (ii) enter into sale and leaseback transactions on their principal property. These covenants are subject to a number of exceptions and qualifications.

2029 Leggett & Platt Senior Notes

The Company recorded the outstanding $500.0 million aggregate principal amount of 4.40% senior notes due 2029 (the “2029 Leggett & Platt Senior Notes”) at a discount of $14.1 million to reflect its fair value of $485.9 million on the date of the Leggett & Platt Acquisition. The 2029 Leggett & Platt Senior Notes are general unsecured senior obligations of Leggett & Platt, Incorporated and do not benefit from any guarantees. The 2029 Leggett & Platt Senior Notes mature on March 15, 2029, and interest is payable semi-annually in arrears on each March 15 and September 15.

The 2029 Leggett & Platt Senior Notes were issued pursuant to L&P Senior Indenture (as modified by the Officer’s Certificate pursuant to Section 3.1 of the Indenture, dated as of March 7, 2019).

Leggett & Platt, Incorporated has the option to redeem all or a portion of the 2029 Leggett & Platt Senior Notes at any time on or after December 15, 2028. The redemption price is 100% of the principal amount, plus accrued and unpaid interest, if any. In addition, Leggett & Platt, Incorporated has the option at any time prior to December 15, 2028 to redeem some or all of the 2029 Leggett & Platt Senior Notes at 100% of the original principal amount plus a "make-whole" premium and accrued and unpaid interest, if any.

The 2029 Leggett & Platt Senior Notes restrict the ability of Leggett & Platt, Incorporated and its subsidiaries, to, among other things: (i) incur, directly or indirectly, secured indebtedness and (ii) enter into sale and leaseback transactions on their principal property. These covenants are subject to a number of exceptions and qualifications.

2027 Leggett & Platt Senior Notes

The Company recorded the outstanding $500.0 million aggregate principal amount of 3.50% senior notes due 2027 (the “2027 Leggett & Platt Senior Notes”) at a discount of $8.5 million to reflect its fair value of $491.5 million on the date of the Leggett & Platt Acquisition. The 2027 Leggett & Platt Senior Notes are general unsecured senior obligations of Leggett & Platt, Incorporated and do not benefit from any guarantees. The 2027 Leggett & Platt Senior Notes mature on November 15, 2027, and interest is payable semi-annually in arrears on each May 15 and November 15.

The 2027 Leggett & Platt Senior Notes were issued pursuant to L&P Senior Indenture (as modified by the Officer’s Certificate pursuant to Section 3.1 of the Indenture, dated as of November 16, 2017).

Leggett & Platt, Incorporated has the option to redeem all or a portion of the 2027 Leggett & Platt Senior Notes at any time on or after August 15, 2027. The redemption price is 100% of the principal amount, plus accrued and unpaid interest, if any. In addition, Leggett & Platt, Incorporated has the option at any time prior to August 15, 2027 to redeem some or all of the 2027 Leggett & Platt Senior Notes at 100% of the original principal amount plus a "make-whole" premium and accrued and unpaid interest, if any.

The 2027 Leggett & Platt Senior Notes restrict the ability of Leggett & Platt, Incorporated and its subsidiaries, to, among other things: (i) incur, directly or indirectly, secured indebtedness and (ii) enter into sale and leaseback transactions on their principal property. These covenants are subject to a number of exceptions and qualifications.

Securitized Debt

The Company and certain of its subsidiaries are party to a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). While subject to a $150.0 million overall limit, the availability of revolving loans varies over the course of the year based on the seasonality of the Company's accounts receivable. As of September 30, 2026, the Company had fully drawn down the Accounts Receivable Securitization with borrowings of $100.5 million. Borrowings under this facility are classified as long-term debt within the Condensed Consolidated Balance Sheets at September 30, 2026, based on the Company's ability and intent to refinance on a long-term basis.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(6) Stockholders' Equity

(a) Treasury Stock. As of September 30, 2026, the Company had approximately $774.5 million remaining under its share repurchase authorization. The Company did not repurchase shares under the program during the three and nine months ended September 30, 2026 or 2025.

The Company acquired an insignificant amount of shares upon the exercise of stock options, the vesting of certain RSUs and PRSUs, which were withheld to satisfy tax withholding obligations during each of the three months ended September 30, 2026 and 2025, respectively. The shares withheld were valued at the closing price of the stock on the NYSE on the vesting date or first business day prior to vesting, resulting in an immaterial amount of treasury stock acquired during the three months ended September 30, 2026 and 2025, respectively. The Company acquired 0.3 million and 2.0 million shares during the nine months ended September 30, 2026 and 2025, respectively, resulting in $26.3 million and $132.4 million in treasury stock acquired for the nine months ended September 30, 2026 and 2025, respectively.

(b) Accumulated Other Comprehensive Loss ("AOCL"). AOCL consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Foreign Currency Translation
Balance at beginning of period	$(118.0)	$(88.7)	$(99.4)	$(187.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(28.3)	(13.9)	(46.9)	84.6
Balance at end of period	$(146.3)	$(102.6)	$(146.3)	$(102.6)

Pensions
Balance at beginning of period	$1.5	$1.0	$1.0	$0.4
Other comprehensive income:
Net change from period revaluations (2)	—	—	0.5	0.6
Balance at end of period	$1.5	$1.0	$1.5	$1.0

(1)	In 2026 and 2025, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	In 2026 and 2025, there were no tax impacts related to pension adjustments.
(7) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Wages and benefits	$229.7	$130.6
Unearned revenue	149.7	105.3
Sales returns	111.6	91.7
Advertising	103.9	92.8
Taxes	75.1	43.3
Other	328.0	172.8
	$998.0	$636.5

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(8) Stock-Based Compensation

The Company's stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 included PRSUs, RSUs and non-qualified stock options. A summary of the Company's stock-based compensation expense is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
PRSU expense	$3.8	$5.2	$12.1	$13.6
RSU expense	7.4	4.8	17.5	13.7
Option expense	1.6	2.2	5.8	3.4
Total stock-based compensation expense related to stock-settled awards	$12.8	$12.2	$35.4	$30.7
RSU expense related to cash-settled awards	2.3	—	2.3	—
Total stock-based compensation expense	$15.1	$12.2	$37.7	$30.7

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. During the first quarter of 2026, the Company granted PRSUs as a component of the long-term incentive plan ("2026 PRSUs"). The Company has recorded stock-based compensation expense related to the 2026 PRSUs during the three and nine months ended September 30, 2026, as it was probable that the Company would achieve the specified performance targets for the performance period.

In connection with the Leggett & Platt Acquisition, the Somnigroup Assumed Awards were converted into Company awards based on the merger exchange ratio of 0.1455 and retained the remaining service periods and other applicable terms of the original Leggett & Platt awards. Outstanding Leggett & Platt PRSUs with remaining performance periods were converted into Company RSUs at maximum performance achievement, with 50% to be settled in Company common stock and 50% in cash upon vesting. Outstanding Leggett & Platt RSUs were converted into Company RSUs to be settled in Company common stock upon vesting. Outstanding Leggett & Platt stock options were converted into Company stock options to be settled in Company common stock upon exercise.
(9) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. Except as disclosed, the Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity or operating results. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable potential losses. Accordingly, the Company has not established material reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, the matters do not relate to a probable loss and/or the amount or range of losses is not reasonably estimable. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings in which it is involved, it could, in the future, enter into settlements of claims that could have a material adverse effect on the Company's financial position, results of operations or cash flows.
(10) Income Taxes

The Company's effective tax rates for the three months ended September 30, 2026 and 2025 were 26.8% and 24.0%, respectively. The Company's effective tax rates for the nine months ended September 30, 2026 and 2025 were 25.7% and 14.9%, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2026 and 2025 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., net CFC tested income, or "NCTI," earned by the Company's foreign subsidiaries), foreign income tax rate differentials, state and local taxes, changes in the Company's uncertain tax positions, the excess tax benefit related to stock-based compensation and certain other permanent items.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
(11) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Somnigroup International Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per common share amounts)	2026	2025	2026	2025
Numerator:
Net income attributable to Somnigroup International Inc.	$163.5	$177.4	$378.6	$243.3

Denominator:
Denominator for basic earnings per common share-weighted average shares	217.9	209.9	212.9	204.7
Effect of dilutive securities	2.3	2.6	2.2	3.2
Denominator for diluted earnings per common share-adjusted weighted average shares	220.2	212.5	215.1	207.9

Basic earnings per common share	$0.75	$0.85	$1.78	$1.19

Diluted earnings per common share	$0.74	$0.83	$1.76	$1.17

The Company excludes shares issuable upon exercise of certain outstanding stock options from the diluted earnings per common share computation because their exercise price was greater than the average market price of Somnigroup International Inc.'s common stock or they were otherwise anti-dilutive.

As a result, the Company excluded 1.4 million shares for both the three and nine months ended September 30, 2026, and excluded 1.2 million shares for the three months ended September 30, 2025, and 0.4 million shares for the nine months ended September 30, 2025. Holders of non-vested stock-based compensation awards do not have voting rights but do participate in dividend equivalents distributed upon the award vesting.
(12) Business Segment Information

The Company operates in four segments: Mattress Firm, Leggett & Platt, Tempur Sealy North America and Tempur Sealy International. These segments are strategic business units that are managed separately. The Mattress Firm segment consists of retail stores and distribution centers located in the U.S. The Leggett & Platt segment consists of manufacturers located in North America, Europe, Asia-Pacific and Latin America that design and produce a broad range of engineered components and products for bedding, furniture, flooring, textile, automotive, and industrial end markets. The Tempur Sealy North America segment consists of manufacturing, distribution and retail subsidiaries and licensees located in the U.S., Canada and Mexico (other than Mattress Firm retail and distribution locations). The Tempur Sealy International segment consists of manufacturing, distribution and retail subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). The Company evaluates segment performance based on net sales, gross profit and operating income.

The Company's Leggett & Platt, Tempur Sealy North America and Tempur Sealy International segment assets include investments in subsidiaries that are appropriately eliminated in the Company's accompanying Condensed Consolidated Financial Statements. The remaining inter-segment balance sheet eliminations are comprised of intercompany accounts receivable and payable. Inter-segment sales are made primarily at prices that approximate market-based selling prices.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes total assets by segment:

(in millions)	September 30, 2026	December 31, 2025
Mattress Firm	$8,252.0	$7,929.7
Leggett & Platt	3,774.8	—
Tempur Sealy North America	6,570.8	5,717.9
Tempur Sealy International	1,515.0	1,542.3
Corporate	3,311.0	2,588.7
Inter-segment eliminations	(8,163.7)	(6,177.9)
Total assets	$15,259.9	$11,600.7

 The following table summarizes property, plant and equipment, net, by segment:

(in millions)	September 30, 2026	December 31, 2025
Mattress Firm	$310.5	$270.7
Leggett & Platt	1,226.6	—
Tempur Sealy North America	553.2	609.9
Tempur Sealy International	107.4	110.8
Corporate	27.8	27.8
Total property, plant and equipment, net	$2,225.5	$1,019.2

The following table summarizes operating lease right-of-use assets by segment:

(in millions)	September 30, 2026	December 31, 2025
Mattress Firm	$1,370.2	$1,344.9
Leggett & Platt	129.4	—
Tempur Sealy North America	301.3	315.2
Tempur Sealy International	223.2	215.9
Corporate	1.8	2.8
Total operating lease right-of-use assets	$2,025.9	$1,878.8

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended September 30, 2026:

(in millions)	Mattress Firm	Leggett & Platt	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$1,008.3	$372.6	$693.1	$276.8	$—	$—	$2,350.8
Inter-segment sales	4.2	27.6	315.2	0.3	—	(347.3)	—
Total net sales and inter-segment sales	$1,012.5	$400.2	$1,008.3	$277.1	$—	$(347.3)	$2,350.8

Inter-segment royalty expense (income)	—	—	9.7	(9.7)	—	—	—

Gross profit	347.3	66.0	448.4	126.0	—	—	987.7
Advertising expenses	50.1	—	110.8	22.3	—	—	183.2
Other selling and marketing expenses	155.5	10.6	62.0	57.7	7.4	—	293.2
General, administrative and other expenses	47.2	34.4	45.4	23.0	67.0	—	217.0
Equity income in earnings of unconsolidated affiliates	—	—	—	(2.9)	(0.2)	—	(3.1)
Operating income (loss)	$94.5	$21.0	$230.2	$25.9	$(74.2)	$—	$297.4
Interest expense, net							59.3
Loss on extinguishment of debt							13.0
Other expense, net							1.8
Income before income taxes							$223.3

Depreciation and amortization (1)	$22.4	$12.3	$30.0	$9.4	$17.9	$—	$92.0
Capital expenditures	35.4	5.4	8.6	9.2	0.5	—	59.1
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the three months ended September 30, 2025:

(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$1,070.8	$736.1	$315.7	$—	$—	$2,122.6
Inter-segment sales	—	314.0	0.1	—	(314.1)	—
Total net sales and inter-segment sales	$1,070.8	$1,050.1	$315.8	$—	$(314.1)	$2,122.6

Inter-segment royalty expense (income)	—	9.6	(9.6)	—	—	—

Gross profit	368.1	429.6	155.1	—	—	952.8
Advertising expenses	59.2	111.0	21.8	—	—	192.0
Other selling and marketing expenses	170.7	62.6	50.5	5.0	—	288.8
General, administrative and other expenses	57.0	41.6	28.9	32.9	—	160.4
Equity income in earnings of unconsolidated affiliates	—	—	(3.1)	—	—	(3.1)
Operating income (loss)	$81.2	$214.4	$57.0	$(37.9)	$—	$314.7
Interest expense, net						69.9
Other expense, net						10.9
Income before income taxes						$233.9

Depreciation and amortization (1)	$23.1	$30.0	$7.9	$15.0	$—	$76.0
Capital expenditures	25.1	7.1	15.2	0.5	—	47.9
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the nine months ended September 30, 2026:

(in millions)	Mattress Firm	Leggett & Platt	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$2,816.4	$372.6	$1,858.4	$928.4	$—	$—	$5,975.8
Inter-segment sales	10.5	27.6	908.6	0.5	—	(947.2)	—
Total net sales and inter-segment sales	$2,826.9	$400.2	$2,767.0	$928.9	$—	$(947.2)	$5,975.8

Inter-segment royalty expense (income)	—	—	26.9	(26.9)	—	—	—

Gross profit	927.7	66.0	1,142.6	445.5	—	—	2,581.8
Advertising expenses	126.8	—	312.2	72.2	—	—	511.2
Other selling and marketing expenses	463.6	10.6	185.3	168.2	19.5	—	847.2
General, administrative and other expenses	150.0	34.4	127.3	87.8	149.5	—	549.0
Equity income in earnings of unconsolidated affiliates	—	—	—	(10.7)	(1.1)	—	(11.8)
Operating income (loss)	$187.3	$21.0	$517.8	$128.0	$(167.9)	$—	$686.2
Interest expense, net							178.3
Loss on extinguishment of debt							13.0
Other income, net							(13.5)
Income before income taxes							$508.4

Depreciation and amortization (1)	$66.9	$12.3	$90.2	$26.5	$42.0	$—	$237.9
Capital expenditures	117.5	5.4	28.1	21.1	2.2	—	174.3
(1)Depreciation and amortization includes stock-based compensation amortization expense.

SOMNIGROUP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
The following table summarizes segment information for the nine months ended September 30, 2025:

(in millions)	Mattress Firm	Tempur Sealy North America	Tempur Sealy International	Corporate	Eliminations	Consolidated
Net sales	$2,613.3	$2,080.7	$914.1	$—	$—	$5,608.1
Inter-segment sales	—	707.6	0.4	—	(708.0)	—
Total net sales and inter-segment sales	2,613.3	2,788.3	914.5	—	(708.0)	5,608.1

Inter-segment royalty expense (income)	—	26.9	(26.9)	—	—	—

Gross profit	896.7	1,017.8	446.0	—	—	2,360.5
Advertising expenses	154.9	297.9	71.6	—	—	524.4
Other selling and marketing expenses	424.0	194.6	148.0	12.9	—	779.5
General, administrative and other expenses	162.5	130.7	89.4	163.2	—	545.8
Loss on disposal of business	4.1	9.8	—	—	—	13.9
Equity income in earnings of unconsolidated affiliates	—	—	(10.9)	—	—	(10.9)
Operating income (loss)	$151.2	$384.8	$147.9	$(176.1)	$—	$507.8
Interest expense, net						203.7
Other expense, net						16.8
Income before income taxes						$287.3

Depreciation and amortization (1)	$57.7	$91.0	$23.0	$39.0	$—	$210.7
Capital expenditures	57.9	18.4	29.2	3.1	—	108.6
(1)Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	September 30, 2026	December 31, 2025
United States	$1,867.9	$889.3
All other	357.6	129.9
Total property, plant and equipment, net	$2,225.5	$1,019.2

The following table summarizes operating lease right-of-use assets by geographic region:

(in millions)	September 30, 2026	December 31, 2025
United States	$1,756.1	$1,653.1
All other	269.8	225.7
Total operating lease right-of-use assets	$2,025.9	$1,878.8

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and nine months ended September 30, 2026, including the following topics:

•an overview of our business and strategy;
•results of operations, including our net sales and costs in the periods presented as well as changes between periods;
•expected sources of liquidity for future operations; and
•our use of certain non-GAAP financial measures.

Business Overview

General

We are the world's leading bedding company, dedicated to transforming how the world sleeps. With superior capabilities in design, manufacturing, distribution and retail, we deliver breakthrough sleep solutions and serve the evolving needs of consumers in more than 100 countries worldwide through our fully-owned businesses, Mattress Firm, Leggett & Platt, Tempur Sealy and Dreams.

We operate in four segments: Mattress Firm, Leggett & Platt, Tempur Sealy North America and Tempur Sealy International. These segments are strategic business units that are managed separately. Our Mattress Firm segment consists of retail stores and distribution centers located in the U.S. Our Leggett & Platt segment consists of manufacturers located in North America, Europe, Asia-Pacific and Latin America that design and produce a broad range of engineered components and products for bedding, furniture, flooring, textile, automotive and industrial end markets. Our Tempur Sealy North America segment consists of manufacturing, distribution and retail subsidiaries and licensees located in the U.S., Canada and Mexico (other than Mattress Firm retail and distribution locations). Our Tempur Sealy International segment consists of manufacturing, distribution and retail subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America (other than Mexico). Corporate operating expenses are not included in any of the segments and are presented separately as a reconciling item to consolidated results. We evaluate segment performance based on net sales, gross profit and operating income. For additional information, refer to Note 12, "Business Segment Information," included in Part I, ITEM 1 of this Report.

Our portfolio includes the most highly recognized brands in the industry, including Tempur-Pedic®, Sealy®, Stearns & Foster® and Sleepy's®, enhanced by Leggett & Platt's diversified component engineering expertise. Our global omni-channel platform and extensive consumer touchpoints enable us to meet consumers wherever they shop, offering a personal connection and innovation to provide a unique retail experience and tailored solutions.

As of September 30, 2026, we operated 2,875 company-owned stores, including 2,152 Mattress Firm stores, Tempur Sealy owned stores, Dreams stores and joint venture stores. Our distribution model operates through an omni-channel strategy. The Mattress Firm segment sells products through one channel: Direct bedding. The Leggett & Platt segment sells products through two channels: Wholesale bedding and furnishings and Specialized products. The Tempur Sealy North America and Tempur Sealy International operating business segments sell products through two channels: Direct bedding and Wholesale bedding and furnishings. Our Direct bedding channel includes sales to consumers through our company-owned retail stores and websites, consisting of branded and private-label bedding products. Our Wholesale bedding and furnishings channel includes sales to third-party bedding retailers and other manufacturers, consisting of branded bedding products, private-label and OEM bedding products and components, as well as furniture components, private-label finished furniture, flooring products, textiles and geo components. Our Specialized products channel includes sales to automotive manufacturers and material-handling and heavy construction industries, consisting of automotive comfort and in-car motion systems, hydraulic cylinders and other engineered products.

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

The global bedding industry was challenged in 2025 due to certain macroeconomic pressures on the consumer and remains pressured in 2026. Ongoing geopolitical conflicts, including trade disputes and the imposition of tariffs, along with the U.S. government shutdowns, may also introduce further uncertainty for the consumer. We have taken actions to mitigate the impact of tariffs, and we implemented pricing actions to mitigate the remaining impact. The majority of our products sold in the U.S. are also manufactured in the U.S. Accordingly, we believe tariffs will not have a material impact on our results of operations in 2026. However, the duration and extent of tariffs remain uncertain, and we are continuing to evaluate the potential future impacts of the imposition of tariffs. We expect to outperform the bedding industry as a result of our investments in new product launches and continued investments in innovation, quality, advertising and customer service.

Acquisition of Leggett & Platt

On August 26, 2026, the Company completed its Leggett & Platt Acquisition for an aggregate purchase price of approximately $730.0 million, net of cash acquired of $560.2 million. The total consideration of $1.3 billion consisted of approximately 19.9 million shares of the Company's common stock valued at $64.09 per share, which represents the closing price per share of the Company's common stock on the NYSE on the trading day immediately prior to the date of acquisition, with the value of any fractional shares paid in cash.

Leggett & Platt operates as a separate business segment. Leggett & Platt's financial results for the period August 26, 2026 through September 30, 2026 (the "Leggett & Platt stub period") are included in our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026.

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

Mattress Firm operates as a separate business segment. Mattress Firm's financial results for the period July 1, 2025 through September 30, 2025 and February 5, 2025 through September 30, 2025 (the "Mattress Firm stub period") are included in our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025, respectively.

On May 1, 2025, we completed the previously announced divestiture of 73 Mattress Firm retail locations and our Sleep Outfitters subsidiary, which includes 103 specialty mattress retail locations and seven distribution centers, to MW SO Holdings Company, LLC ("Mattress Warehouse").

Product Launches

In 2026, we launched an all-new collection of Stearns & Foster products in North America. This new line is designed to further elevate our high‑end traditional innerspring brand by introducing incremental technologies, expanding our range of hybrid offerings and providing a refreshed aesthetic.

Results of Operations

A summary of our results for the three months ended September 30, 2026 includes:

•Total net sales increased 10.8% to $2,350.8 million as compared to $2,122.6 million in the third quarter of 2025, primarily driven by the inclusion of $372.6 million of Leggett & Platt net sales for the Leggett & Platt stub period.
•Gross margin was 42.0% as compared to 44.9% in the third quarter of 2025. Adjusted gross margin, which is a non-GAAP financial measure, was 43.0% as compared to 45.6% in the third quarter of 2025.
•Operating income decreased 5.5% to $297.4 million as compared to $314.7 million in the third quarter of 2025, primarily driven by costs incurred during the quarter related to the Leggett & Platt Acquisition. Adjusted operating income, which is a non-GAAP financial measure, increased 6.0% to $364.2 million as compared to $343.7 million in the third quarter of 2025.
•Net income decreased 7.8% to $163.5 million as compared to $177.4 million in the third quarter of 2025. Adjusted net income, which is a non-GAAP financial measure, increased 13.7% to $228.9 million as compared to $201.4 million in the third quarter of 2025.
•Earnings per diluted share ("EPS") decreased 10.8% to $0.74 as compared to $0.83 in the third quarter of 2025. Adjusted EPS, which is a non-GAAP financial measure, increased 9.5% to $1.04 as compared to $0.95 in the third quarter of 2025.

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

THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 2025

The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Three Months Ended September 30,
(in millions, except percentages and per share amounts)	2026		2025
Net sales	$2,350.8	100.0%	$2,122.6	100.0%
Cost of sales	1,363.1	58.0	1,169.8	55.1
Gross profit	987.7	42.0	952.8	44.9
Selling and marketing expenses	476.4	20.3	480.8	22.7
General, administrative and other expenses	217.0	9.2	160.4	7.6
Equity income in earnings of unconsolidated affiliates	(3.1)	(0.1)	(3.1)	(0.1)
Operating income	297.4	12.7	314.7	14.8

Other expense, net:
Interest expense, net	59.3	2.5	69.9	3.3
Loss on extinguishment of debt	13.0	0.6	—	—
Other expense, net	1.8	0.1	10.9	0.5
Total other expense, net	74.1	3.2	80.8	3.8

Income before income taxes	223.3	9.5	233.9	11.0
Income tax provision	(59.9)	(2.5)	(56.2)	(2.6)
Net income before non-controlling interest	163.4	7.0	177.7	8.4
Less: Net (loss) income attributable to non-controlling interest	(0.1)	—	0.3	—
Net income attributable to Somnigroup International Inc.	$163.5	7.0%	$177.4	8.4%

Earnings per common share:
Basic	$0.75		$0.85
Diluted	$0.74		$0.83

Weighted average common shares outstanding:
Basic	217.9		209.9
Diluted	220.2		212.5

NET SALES

	Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
(in millions)	Consolidated		Mattress Firm		Leggett & Platt		Tempur Sealy North America		Tempur Sealy International
Net sales by channel
Direct bedding	$1,279.8	$1,383.3	$1,008.3	$1,070.8	$—	$—	$111.6	$109.7	$159.9	$202.8
Wholesale bedding and furnishings	969.7	739.3	—	—	271.3	—	581.5	626.4	116.9	112.9
Specialized products	101.3	—	—	—	101.3	—	—	—	—	—
Total net sales	$2,350.8	$2,122.6	$1,008.3	$1,070.8	$372.6	$—	$693.1	$736.1	$276.8	$315.7

Net sales increased 10.8%, and on a constant currency basis increased 10.8%. The change in net sales was driven by the following:

•Mattress Firm net sales decreased $62.5 million, or 5.8%, primarily driven by softer online sales. Mattress Firm same store sales decreased slightly as compared to the third quarter of 2025. All Mattress Firm sales are reported through the Direct bedding channel.
•Leggett & Platt net sales were $372.6 million for the Leggett & Platt stub period, with $271.3 million reported in the Wholesale bedding and furnishings channel and $101.3 million reported in the Specialized products channel.
•Tempur Sealy North America net sales decreased $43.0 million, or 5.8%, primarily driven by market conditions. Net sales to Mattress Firm increased 0.4% to $315.2 million as compared to $314.0 million in the third quarter of 2025. These sales are eliminated on a reported basis. Net sales in the Wholesale bedding and furnishings channel decreased $44.9 million, or 7.2%. Net sales in the Direct bedding channel increased $1.9 million, or 1.7%.
•Tempur Sealy International net sales decreased $38.9 million, or 12.3%, primarily driven by decreased net sales at Dreams of 34.7% following the implementation of a new ERP system amid challenging market conditions. The implementation resulted in temporary operational disruptions, including manufacturing delays and extended delivery times, which adversely affected customer conversion and resulted in lost sales. On a constant currency basis, International net sales decreased 11.7%. Net sales in the Direct bedding channel decreased 20.5% on a constant currency basis. Net sales in the Wholesale bedding and furnishings channel increased 4.0% on a constant currency basis.

GROSS PROFIT

	Three Months Ended September 30,
	2026		2025
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
Tempur Sealy North America	$448.4	64.7%	$429.6	58.4%	6.3%
Tempur Sealy International	126.0	45.5%	155.1	49.1%	(3.6)%
Mattress Firm	347.3	34.4%	368.1	34.4%	—%
Leggett & Platt	66.0	17.7%	—	—%	17.7%
Consolidated gross margin	$987.7	42.0%	$952.8	44.9%	(2.9)%

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

Gross margin declined 290 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•Mattress Firm gross margin was flat as compared to the third quarter of 2025. The factors impacting gross margin were investments in Mattress Firm's stores of 70 basis points and consumer financing costs. Additionally, in 2025, we incurred $12.7 million of charges related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan, which were not incurred in 2026.
•Leggett & Platt gross margin was 17.7% for the Leggett & Platt stub period.
•Tempur Sealy North America gross margin improved 630 basis points. The improvement in gross margin was primarily driven by the achievement of synergies from the Mattress Firm Acquisition of 420 basis points, approximately $20.0 million of tariff refunds, or 300 basis points, and favorable mix of 100 basis points. These improvements were partially offset by inflation of 120 basis points, including elevated transportation costs.
•Tempur Sealy International gross margin declined 360 basis points. The decline in gross margin was primarily driven by unfavorable mix of 160 basis points and temporary deleverage at Dreams of 150 basis points.

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

	Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
(in millions)	Consolidated		Mattress Firm		Leggett & Platt		Tempur Sealy North America		Tempur Sealy International		Corporate
Operating expenses:
Advertising expenses	$183.2	$192.0	$50.1	$59.2	$—	$—	$110.8	$111.0	$22.3	$21.8	$—	$—
Other selling and marketing expenses	293.2	288.8	155.5	170.7	10.6	—	62.0	62.6	57.7	50.5	7.4	5.0
General, administrative and other expenses	217.0	160.4	47.2	57.0	34.4	—	45.4	41.6	23.0	28.9	67.0	32.9
Total operating expenses	$693.4	$641.2	$252.8	$286.9	$45.0	$—	$218.2	$215.2	$103.0	$101.2	$74.4	$37.9

Operating expenses increased $52.2 million, or 8.1%, and decreased 70 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•Mattress Firm operating expenses decreased $34.1 million, or 11.9%, and decreased 170 basis points as a percentage of net sales. The decrease was primarily driven by decreases in general, administrative and other expenses, other selling and marketing expenses and advertising expenses.
•Leggett & Platt operating expenses were $45.0 million for the Leggett & Platt stub period.
•Tempur Sealy North America operating expenses increased $3.0 million, or 1.4%, and increased 230 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by increases in general, administrative and other expenses, partially offset by decreases in advertising expenses and other selling and marketing expenses.
•Tempur Sealy International operating expenses increased $1.8 million, or 1.8%, and increased 510 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.
•Corporate operating expenses increased $36.5 million, or 96.3%. The increase in operating expenses was primarily driven by increased transaction costs related to the Leggett & Platt Acquisition.

Research and development expenses for the three months ended September 30, 2026 were $8.6 million, compared to $8.8 million for the three months ended September 30, 2025, a decrease of $0.2 million, or 2.3%.

OPERATING INCOME

	Three Months Ended September 30,
	2026		2025
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
Mattress Firm	$94.5	9.4%	$81.2	7.6%	1.8%
Leggett & Platt	21.0	5.6%	—	—%	5.6%
Tempur Sealy North America	230.2	33.2%	214.4	29.1%	4.1%
Tempur Sealy International	25.9	9.4%	57.0	18.1%	(8.7)%
	371.6		352.6
Corporate expenses	(74.2)		(37.9)
Total operating income	$297.4	12.7%	$314.7	14.8%	(2.1)%

Operating income decreased $17.3 million and operating margin declined 210 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•Mattress Firm operating income increased $13.3 million and operating margin improved 180 basis points. The improvement in operating margin was primarily driven by the operating expense leverage of 170 basis points.
•Leggett & Platt operating income was $21.0 million and operating margin was 5.6% for the Leggett & Platt stub period.
•Tempur Sealy North America operating income increased $15.8 million and operating margin improved 410 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 630 basis points, partially offset by operating expense deleverage of 230 basis points.
•Tempur Sealy International operating income decreased $31.1 million and operating margin declined 870 basis points. The decline in operating margin was primarily driven by the decline in gross margin of 360 basis points and operating expense deleverage of 510 basis points.
•Corporate operating loss increased $36.3 million, which negatively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Three Months Ended September 30,
(in millions, except percentages)	2026	2025	% Change
Interest expense, net	$59.3	$69.9	(15.2)%

Interest expense, net, decreased $10.6 million, or 15.2%. The decrease in interest expense, net, was primarily driven by decreased average levels of outstanding variable rate debt.

INCOME TAX PROVISION

	Three Months Ended September 30,
(in millions, except percentages)	2026	2025	% Change
Income tax provision	$59.9	$56.2	6.6%
Effective tax rate	26.8%	24.0%

Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our domestic and foreign operations.

Our income tax provision increased $3.7 million due to a decrease in income before income taxes and certain discrete items, as discussed below. Our effective tax rate for the three months ended September 30, 2026 as compared to the prior year increased by 280 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the three months ended September 30, 2026 and 2025 included the impacts of state and local taxes as well as the net favorable impact of other discrete items.

NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2025

    The following table sets forth the various components of our Condensed Consolidated Statements of Income and expresses each component as a percentage of net sales:

	Nine Months Ended September 30,
(in millions, except percentages and per share amounts)	2026		2025
Net sales	$5,975.8	100.0%	$5,608.1	100.0%
Cost of sales	3,394.0	56.8	3,247.6	57.9
Gross profit	2,581.8	43.2	2,360.5	42.1
Selling and marketing expenses	1,358.4	22.7	1,303.9	23.3
General, administrative and other expenses	549.0	9.2	545.8	9.7
Loss on disposal of business	—	—	13.9	0.2
Equity income in earnings of unconsolidated affiliates	(11.8)	(0.2)	(10.9)	(0.2)
Operating income	686.2	11.5	507.8	9.1

Other expense, net:
Interest expense, net	178.3	3.0	203.7	3.6
Loss on extinguishment of debt	13.0	0.2	—	—
Other (income) expense, net	(13.5)	(0.2)	16.8	0.3
Total other expense, net	177.8	3.0	220.5	3.9

Income before income taxes	508.4	8.5	287.3	5.1
Income tax provision	(130.5)	(2.2)	(42.9)	(0.8)
Net income before non-controlling interest	377.9	6.3	244.4	4.4
Less: Net (loss) income attributable to non-controlling interest	(0.7)	—	1.1	—
Net income attributable to Somnigroup International Inc.	$378.6	6.3%	$243.3	4.3%

Earnings per common share:
Basic	$1.78		$1.19
Diluted	$1.76		$1.17

Weighted average common shares outstanding:
Basic	212.9		204.7
Diluted	215.1		207.9

NET SALES

	Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
(in millions)	Consolidated		Mattress Firm		Leggett & Platt		Tempur Sealy North America		Tempur Sealy International
Net sales by channel
Direct bedding	$3,678.4	$3,527.4	$2,816.4	$2,613.3	$—	$—	$299.0	$335.8	$563.0	$578.3
Wholesale bedding and furnishings	2,196.1	2,080.7	—	—	271.3	—	1,559.4	1,744.9	365.4	335.8
Specialized products	101.3	—	—	—	101.3	—	—	—	—	—
Total net sales	$5,975.8	$5,608.1	$2,816.4	$2,613.3	$372.6	$—	$1,858.4	$2,080.7	$928.4	$914.1

    Net sales increased 6.6%, and on a constant currency basis increased 5.9%. The change in net sales was driven by the following:

•Mattress Firm net sales increased $203.1 million, or 7.8%, primarily driven by the inclusion of net sales for a full quarter in the first quarter of 2026 as compared to the first quarter of 2025, which included Mattress Firm for the Mattress Firm stub period. All Mattress Firm sales are reported through the Direct bedding channel.
•Leggett & Platt net sales were $372.6 million for the Leggett & Platt stub period with $271.3 million reported in the Wholesale bedding and furnishings channel, and $101.3 million reported in the Specialized products channel.
•Tempur Sealy North America net sales decreased $222.3 million, or 10.7%. Net sales in the Wholesale bedding and furnishings channel decreased $185.5 million, or 10.6%, primarily driven by the accounting elimination of sales to Mattress Firm for a full quarter in the first quarter of 2026 as compared to the first quarter of 2025, which eliminated sales to Mattress Firm for the Mattress Firm stub period. Net sales in the Direct bedding channel decreased $36.8 million, or 11.0%, primarily driven by a decrease in sales from the divestiture of Sleep Outfitters.
•Tempur Sealy International net sales increased $14.3 million, or 1.6%, primarily driven by strong performance in key markets. On a constant currency basis, International net sales decreased $11.9 million, or 1.3%. Net sales in the Direct bedding channel decreased 5.3% on a constant currency basis. Net sales in the Wholesale bedding and furnishings channel increased 5.6% on a constant currency basis.

GROSS PROFIT

	Nine Months Ended September 30,
	2026		2025
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
Tempur Sealy North America	$1,142.6	61.5%	$1,017.8	48.9%	12.6%
Tempur Sealy International	445.5	48.0%	446.0	48.8%	(0.8)%
Mattress Firm	927.7	32.9%	896.7	34.3%	(1.4)%
Leggett & Platt	66.0	17.7%	—	—%	17.7%
Consolidated gross margin	$2,581.8	43.2%	$2,360.5	42.1%	1.1%

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

    Gross margin improved 110 basis points. The primary drivers of changes in gross margin by segment are discussed below:

•Mattress Firm gross margin declined 140 basis points. The decline in gross margin was primarily driven by product mix of 70 basis points, consumer financing costs of 70 basis points and investments in Mattress Firm's stores of 70 basis points. Additionally, in 2025, we incurred $17.4 million of one-time business combination accounting adjustments related to the Mattress Firm Acquisition, which were not incurred in 2026.
•Leggett & Platt gross margin was 17.7% for the Leggett & Platt stub period.
•Tempur Sealy North America gross margin improved 1,260 basis points. The improvement in gross margin was primarily driven by the achievement of synergies from the Mattress Firm Acquisition of 570 basis points, elimination of intercompany sales to Mattress Firm of 200 basis points, approximately $20.0 million of tariff refunds, or 110 basis points, and favorable mix. These improvements were partially offset by inflation. Additionally, in 2025, we incurred $78.0 million of one-time business combination accounting adjustments related to the Mattress Firm Acquisition, which were not incurred in 2026.
•Tempur Sealy International gross margin declined 80 basis points. The decline in gross margin was primarily driven by unfavorable mix, inflation and temporary deleverage at Dreams.

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

	Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
(in millions)	Consolidated		Mattress Firm		Leggett & Platt		Tempur Sealy North America		Tempur Sealy International		Corporate
Operating expenses:
Advertising expenses	$511.2	$524.4	$126.8	$154.9	$—	$—	$312.2	$297.9	$72.2	$71.6	$—	$—
Other selling and marketing expenses	847.2	779.5	463.6	424.0	10.6	—	185.3	194.6	168.2	148.0	19.5	12.9
General, administrative and other expenses	549.0	545.8	150.0	162.5	34.4	—	127.3	130.7	87.8	89.4	149.5	163.2
Total operating expenses	$1,907.4	$1,849.7	$740.4	$741.4	$45.0	$—	$624.8	$623.2	$328.2	$309.0	$169.0	$176.1

    Operating expenses increased $57.7 million, or 3.1%, and decreased 110 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below:

•Mattress Firm operating expenses decreased $1.0 million, or 0.1%, and decreased 210 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreases in advertising expenses and general, administrative and other expenses, partially offset by increases in other selling and marketing expenses.
•Leggett & Platt operating expenses were $45.0 million for the Leggett & Platt stub period.
•Tempur Sealy North America operating expenses increased $1.6 million, or 0.3%, and increased 360 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in advertising, offset by decreases in general, administrative and other expenses and other selling and marketing expenses.
•Tempur Sealy International operating expenses increased $19.2 million, or 6.2%, and increased 160 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by investments in growth initiatives.
•Corporate operating expenses decreased $7.1 million, or 4.0%. The decrease in operating expenses was primarily driven by decreased transaction costs related to the Mattress Firm Acquisition, partially offset by transaction costs related to the Leggett & Platt Acquisition.

    Research and development expenses were $27.3 million for the nine months ended September 30, 2026 as compared to $24.7 million for the nine months ended September 30, 2025, an increase of $2.6 million, or 10.5%.

OPERATING INCOME

	Nine Months Ended September 30,
	2026		2025
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
Tempur Sealy North America	$517.8	27.9%	$384.8	18.5%	9.4%
Tempur Sealy International	128.0	13.8%	147.9	16.2%	(2.4)%
Mattress Firm	187.3	6.7%	151.2	5.8%	0.9%
Leggett & Platt	21.0	5.6%	—	—%	5.6%
	854.1		683.9
Corporate expenses	(167.9)		(176.1)
Total operating income	$686.2	11.5%	$507.8	9.1%	2.4%

Operating income increased $178.4 million and operating margin improved 240 basis points. The primary drivers of changes in operating income and operating margin by segment are discussed below:

•Mattress Firm operating income increased $36.1 million and operating margin improved 90 basis points. The improvement in operating margin was primarily driven by operating expense leverage of 210 basis points, offset by the decline in gross margin of 140 basis points. Additionally, in 2025, we incurred a $4.1 million loss on disposal of business associated with the divestiture of 73 retail stores, which was not incurred in 2026.
•Leggett & Platt operating income was $21.0 million and operating margin was 5.6% for the Leggett & Platt stub period.
•Tempur Sealy North America operating income increased $133.0 million and operating margin improved 940 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 1,260 basis points, offset by operating expense deleverage of 360 basis points. Additionally, in 2025, we incurred a $9.8 million loss on disposal of business associated with the divestiture of Sleep Outfitters, which was not incurred in 2026.
•Tempur Sealy International operating income decreased $19.9 million and operating margin declined 240 basis points. The decline in operating margin was primarily driven by operating expense deleverage of 160 basis points and the decline in gross margin of 80 basis points.
•Corporate operating loss decreased $8.2 million, which positively impacted our consolidated operating margin.

INTEREST EXPENSE, NET

	Nine Months Ended September 30,
(in millions, except percentages)	2026	2025	% Change
Interest expense, net	$178.3	$203.7	(12.5)%

Interest expense, net, decreased $25.4 million, or 12.5%. The decrease in interest expense, net, was primarily driven by decreased average levels of outstanding variable rate debt.

INCOME TAX PROVISION

	Nine Months Ended September 30,
(in millions, except percentages)	2026	2025	% Change
Income tax provision	$130.5	$42.9	204.2%
Effective tax rate	25.7%	14.9%

Our income tax provision increased $87.6 million driven by an increase in income before income taxes and certain discrete items, as discussed below. Our effective tax rate for the nine months ended September 30, 2026 as compared to the prior year increased 1,080 basis points. The effective tax rate as compared to the U.S. federal statutory rate for the nine months ended September 30, 2026 included the impact of state and local taxes as well as the net favorable impact of the deductibility of stock compensation in the U.S. and the net favorable impact of other discrete items. The effective tax rate as compared to the U.S. federal statutory rate for the nine months ended September 30, 2025 included the net favorable impact of the deductibility of stock compensation in the U.S., which was offset by the impact of state and local taxes as well as the unfavorable impact of other discrete items.

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

Cash and Working Capital

Cash and cash equivalents were $612.1 million and $134.9 million as of September 30, 2026 and December 31, 2025, respectively. We had a working capital surplus of $572.4 million as of September 30, 2026, as compared to working capital deficit of $271.1 million as of December 31, 2025.

The amount of cash and cash equivalents held in various jurisdictions outside of the U.S. which is not readily available for repatriation is not material to our overall liquidity or financial position.

Cash Provided by (Used in) Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from operations for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by (used in) operations:
Operating activities	$831.9	$700.7
Investing activities	405.3	(2,948.4)
Financing activities	(744.5)	605.9

Cash provided by operating activities increased $131.2 million in the nine months ended September 30, 2026 as compared to the same period in 2025, primarily driven by increased net income and deferred income taxes, partially offset by changes in working capital.

Cash provided by investing activities increased $3,353.7 million in the nine months ended September 30, 2026 as compared to the same period in 2025. The increase in cash provided by investing activities was primarily driven by $560.2 million of cash acquired from the Leggett & Platt Acquisition in 2026 as compared to a $2,824.5 million use of cash for the Mattress Firm Acquisition in 2025.

Cash used in financing activities increased $1,350.4 million in the nine months ended September 30, 2026 as compared to the same period in 2025. We had net repayments of $583.9 million on our credit facilities in 2026 as compared to net borrowings of $801.2 million in 2025, which were driven by the Mattress Firm Acquisition. Share repurchases of our common stock to satisfy tax withholding obligations upon the vesting of our long-term incentive plans decreased $106.1 million in 2026 as compared to 2025. Dividends paid to shareholders increased $12.2 million in 2026 as compared to 2025. Proceeds from exercise of stock options decreased $49.4 million in 2026 as compared to 2025.

Capital Expenditures

Capital expenditures totaled $174.3 million and $108.6 million for the nine months ended September 30, 2026 and 2025, respectively. We currently expect our 2026 capital expenditures to be approximately $255 million, including $75 million of one-time investments to refresh Mattress Firm stores.

Indebtedness

Our total debt increased to $5,627.0 million as of September 30, 2026 from $4,717.3 million as of December 31, 2025, primarily driven by the Leggett & Platt Acquisition. Total availability under our revolving senior secured credit facility was $1,182.7 million as of September 30, 2026. Refer to Note 5, "Debt," in the "Notes to Condensed Consolidated Financial Statements," under Part I, ITEM 1 for further discussion of our debt.

As of September 30, 2026, our ratio of consolidated indebtedness less netted cash to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, in accordance with our 2023 Credit Agreement was 2.69 times. This ratio is within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2023 Credit Agreement, which limits this ratio to 5.00 times. As of September 30, 2026, we were in compliance with all of the financial covenants in our debt agreements, and we do not anticipate material issues under any debt agreements based on current facts and circumstances.

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

Amendment No. 5 was executed in connection with the then-pending Leggett & Platt Acquisition and extended the maturity dates of the Term A Loans and the revolving credit facility to July 27, 2031. Borrowings under the Term A Loans and the revolving credit facility will generally bear interest at either (i) a base rate plus an applicable margin of 0.125% to 0.875%, (ii) a term SOFR rate plus an applicable margin of 1.125% to 1.875% or (iii) a daily simple SOFR rate plus an applicable margin of 1.125% to 1.875%. For the Term A Loans and the revolving credit facility, the applicable margin is determined by a pricing grid based on the consolidated total net leverage ratio.

In connection with Amendment No. 5, we prepaid $700.0 million of the outstanding Term B Loan with the remaining proceeds from the Term A Loans and revolving credit facility.

In connection with the Leggett & Platt Acquisition, the Leggett & Platt Senior Notes of $1.5 billion remain outstanding as general unsecured senior obligations of Leggett & Platt, Incorporated and do not benefit from any guarantees. The outstanding senior notes consist of $500.0 million aggregate principal amount of 3.50% senior notes due 2027, $500.0 million aggregate principal amount of 4.40% senior notes due 2029, and $500.0 million aggregate principal amount of 3.50% senior notes due 2051.

On October 1, 2026, the Company prepaid $200.0 million of the outstanding Term B Loan with cash acquired from the Leggett & Platt Acquisition and cash from operations.

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

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock, and the Board of Directors has authorized increases to this authorization from time to time. During the nine months ended September 30, 2026, we did not repurchase shares under our share repurchase program. As of September 30, 2026, we had $774.5 million remaining under our share repurchase authorization.

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

Future Liquidity Sources and Uses

As of September 30, 2026, we had $1,794.8 million of liquidity, including $612.1 million of cash on hand and $1,182.7 million available under our 2023 Credit Agreement. The amount of cash on hand not readily available for repatriation is not material to our overall liquidity. In addition, we expect to generate cash flow from operations in the full year 2026. We believe that cash flow from operations, availability under our existing credit facilities and arrangements, current cash balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for our foreseeable working capital needs, necessary capital expenditures, debt service obligations and dividend payments.

Our capital allocation strategy follows a balanced approach focused on supporting the business, returning shareholder value through strategic acquisition opportunities that enhance our global competitiveness, as well as quarterly dividends and opportunistic share repurchases. During the nine months ended September 30, 2026, we repurchased 0.3 million shares valued at $26.3 million to satisfy tax withholding obligations upon the vesting of certain long-term incentive awards in the ordinary course of business.

The Board of Directors declared a dividend of $0.17 per share for the fourth quarter of 2026. The dividend is payable on December 7, 2026 to shareholders of record as of November 23, 2026.

As of September 30, 2026, we had $5,627.0 million in total debt outstanding and consolidated indebtedness less netted cash, which is a non-GAAP financial measure, of $5,014.9 million. Leverage based on the ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, was 2.69 times for the trailing twelve months ended September 30, 2026. Our target leverage ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, is 2.0 to 3.0 times in 2026. Total cash interest payments related to our borrowings are expected to be approximately $240 million in 2026.

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

The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the three months ended September 30, 2026 and 2025:

	Three Months Ended
(in millions, except per share amounts)	September 30, 2026	September 30, 2025
Net income	$163.5	$177.4
Transaction costs (1)	35.5	(0.9)
Business combination charges, Leggett & Platt (2)	14.8	—
Loss on extinguishment of debt (3)	13.0	—
Non-cash effects of purchase accounting (4)	10.0	—
Business combination charges, Mattress Firm (5)	9.0	32.2
Supply chain transition costs (6)	—	7.3
Disposition-related costs (7)	—	1.3
Adjusted income tax provision (8)	(16.9)	(15.9)
Adjusted net income	$228.9	$201.4

Adjusted earnings per common share, diluted	$1.04	$0.95

Diluted shares outstanding	220.2	212.5

(1)	In the third quarter of 2026, we recorded $35.5 million of transaction costs, primarily associated with legal and professional fees related to the Leggett & Platt Acquisition. In the third quarter of 2025, we recorded a benefit of $0.9 million of transaction costs related to the Mattress Firm Acquisition.
(2)	In the third quarter of 2026, we recorded $14.8 million of business combination charges related to the Leggett & Platt Acquisition.
(3)	In the third quarter of 2026, we recognized $13.0 million of loss on extinguishment of debt associated with the refinancing of our senior secured credit facilities.
(4)	In the third quarter of 2026, we recorded $10.0 million of non-cash charges related to fair value adjustments recorded in accordance with business combination accounting.
(5)	In the third quarter of 2026, we recorded $9.0 million of business combination charges related to the Mattress Firm Acquisition. In the third quarter of 2025, we recorded $32.2 million of business combination charges related to the Mattress Firm Acquisition.
(6)	In the third quarter of 2025, we recognized $7.3 million in supply chain transition costs, primarily related to a manufacturing facility lease termination.
(7)	In the third quarter of 2025, we recognized $1.3 million of disposition-related costs, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse.
(8)	Adjusted income tax provision represents the tax effects associated with the aforementioned items and other non-recurring discrete items.

Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income (Expense) and Adjusted Operating Margin

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended September 30, 2026.

	Three months ended September 30, 2026
(in millions, except percentages)	Consolidated	Margin	Mattress Firm	Margin	Leggett & Platt	Margin	Tempur Sealy North America	Margin	Tempur Sealy International	Margin	Corporate
Net sales	$2,350.8		$1,008.3		$372.6		$693.1		$276.8		$—

Gross profit	$987.7	42.0%	$347.3	34.4%	$66.0	17.7%	$448.4	64.7%	$126.0	45.5%	$—
Adjustments:
Business combination charges, Leggett & Platt (1)	12.7		—		12.7		—		—		—
Business combination charges, Mattress Firm (2)	7.3		2.0		—		5.3		—		—
Non-cash effects of purchase accounting (3)	2.9		—		2.9		—		—		—
Total adjustments	22.9		2.0		15.6		5.3		—		—

Adjusted gross profit	$1,010.6	43.0%	$349.3	34.6%	$81.6	21.9%	$453.7	65.5%	$126.0	45.5%	$—

Operating income (expense)	$297.4	12.7%	$94.5	9.4%	$21.0	5.6%	$230.2	33.2%	$25.9	9.4%	$(74.2)
Adjustments:
Transaction costs (4)	35.5		—		2.1		—		—		33.4
Business combination charges, Leggett & Platt (1)	14.8		—		13.2		—		—		1.6
Non-cash effects of purchase accounting (3)	9.1		—		4.5		—		—		4.6
Business combination charges, Mattress Firm (2)	7.4		2.0		—		5.4		—		—
Total adjustments	66.8		2.0		19.8		5.4		—		39.6

Adjusted operating income (expense)	$364.2	15.5%	$96.5	9.6%	$40.8	11.0%	$235.6	34.0%	$25.9	9.4%	$(34.6)

(1)	In the third quarter of 2026, we recorded $14.8 million of business combination charges related to the Leggett & Platt Acquisition. Cost of sales included $12.7 million of charges primarily related to one-time business combination accounting adjustments. Operating expenses included $2.1 million of professional fees and restructuring costs.
(2)	In the third quarter of 2026, we recorded $9.0 million of business combination charges related to the Mattress Firm Acquisition. Cost of sales included $7.3 million of charges primarily related to costs to achieve supply chain synergies. Operating expenses included $0.1 million of professional fees and restructuring costs. Other expense included $1.6 million of charges related to Mattress Firm store refreshes.
(3)	In the third quarter of 2026, we recorded $10.0 million of non-cash charges related to fair value adjustments recorded in accordance with business combination accounting. Cost of sales included $2.9 million of depreciation expense. Operating expenses included $6.2 million of depreciation and amortization expense. Other expense included $0.9 million of interest expense.
(4)	In the third quarter of 2026, we recorded $35.5 million of transaction costs, primarily associated with legal and professional fees related to the Leggett & Platt Acquisition, which are included in operating expenses.

The following table sets forth a reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended September 30, 2025.

	Three Months Ended September 30, 2025
(in millions, except percentages)	Consolidated	Margin	Mattress Firm	Margin	Tempur Sealy North America	Margin	Tempur Sealy International	Margin	Corporate
Net sales	$2,122.6		$1,070.8		$736.1		$315.7		$—

Gross profit	$952.8	44.9%	$368.1	34.4%	$429.6	58.4%	$155.1	49.1%	$—
Adjustments:
Business combination charges, Mattress Firm (1)	13.4		12.7		0.7		—		—
Supply chain transition costs (2)	0.9		—		0.9		—		—
Total adjustments	14.3		12.7		1.6		—		—

Adjusted gross profit	$967.1	45.6%	$380.8	35.6%	$431.2	58.6%	$155.1	49.1%	$—

Operating income (expense)	$314.7	14.8%	$81.2	7.6%	$214.4	29.1%	$57.0	18.1%	$(37.9)
Adjustments:
Business combination charges, Mattress Firm (1)	26.0		19.4		0.7		—		5.9
Transaction costs (4)	1.2		0.3		—		—		0.9
Supply chain transition costs (2)	0.9		—		0.9		—		—
Disposition-related costs (3)	0.9		—		0.9		—		—
Total adjustments	29.0		19.7		2.5		—		6.8

Adjusted operating income (expense)	$343.7	16.2%	$100.9	9.4%	$216.9	29.5%	$57.0	18.1%	$(31.1)

(1)	In the third quarter of 2025, we recorded $32.2 million of business combination charges. Cost of sales included $13.4 million of charges primarily related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan. Operating expenses included $12.6 million of professional fees and restructuring costs. Other expenses included $6.2 million of charges.
(2)	In the third quarter of 2025, we recorded $7.3 million of supply chain transition costs associated with the consolidation of certain manufacturing facilities. Cost of sales included $0.9 million of transition costs. Other expenses included $6.4 million of costs, primarily related to a manufacturing facility lease termination.
(3)	In the third quarter of 2025, we recorded $1.3 million of disposition-related costs, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse. Operating expenses and other expenses included $0.9 million and $0.4 million of costs, respectively.
(4)	In the third quarter of 2025, we recorded a benefit of $0.9 million of transaction costs related to the Mattress Firm Acquisition. Operating expenses included $1.2 million of costs, and other expenses included a benefit of $2.1 million. This benefit relates to reimbursements for previously recorded transaction costs.

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

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the three months ended September 30, 2026 and 2025:

	Three Months Ended
(in millions)	September 30, 2026	September 30, 2025
Net income	$163.5	$177.4
Interest expense, net	58.4	69.9
Non-cash effects of purchase accounting, interest expense (1)	0.9	—
Income tax provision	59.9	56.2
Depreciation and amortization	83.4	75.5
Non-cash effects of purchase accounting, depreciation & amortization (1)	9.1	—
EBITDA	$375.2	$379.0
Adjustments:
Transaction costs (2)	35.5	(0.9)
Business combination charges, Leggett & Platt (3)	14.8	—
Loss on extinguishment of debt (4)	13.0	—
Business combination charges, Mattress Firm (5)	9.0	32.2
Supply chain transition costs (6)	—	7.3
Disposition-related costs (7)	—	1.3
Adjusted EBITDA	$447.5	$418.9

(1)	In the third quarter of 2026, we recorded $10.0 million of non-cash charges related to fair value adjustments recorded in accordance with business combination accounting.
(2)	In the third quarter of 2026, we recorded $35.5 million of transaction costs, primarily associated with legal and professional fees related to the Leggett & Platt Acquisition. In the third quarter of 2025, we recorded a benefit of $0.9 million of transaction costs related to the Mattress Firm Acquisition.
(3)	In the third quarter of 2026, we recorded $14.8 million of business combination charges related to the Leggett & Platt Acquisition.
(4)	In the third quarter of 2026, we recognized $13.0 million of loss on extinguishment of debt associated with the refinancing of our senior secured credit facilities.
(5)	In the third quarter of 2026, we recorded $9.0 million of business combination charges related to the Mattress Firm Acquisition. In the third quarter of 2025, we recorded $32.2 million of business combination charges related to the Mattress Firm Acquisition.
(6)	In the third quarter of 2025, we recognized $7.3 million in supply chain transition costs, primarily related to a manufacturing facility lease termination.
(7)	In the third quarter of 2025, we recognized $1.3 million of disposition-related costs, primarily related to retail store transition costs incurred for the divestiture to Mattress Warehouse.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended September 30, 2026:

Trailing Twelve Months Ended
(in millions)	September 30, 2026
Net income	$519.4
Interest expense, net	241.6
Non-cash effects of purchase accounting, interest expense (1)	0.9
Income tax provision	183.3
Depreciation and amortization	310.6
Non-cash effects of purchase accounting, depreciation & amortization (1)	9.1
EBITDA	$1,264.9
Adjustments:
Transaction costs (2)	47.5
Business combination charges, Mattress Firm (3)	34.3
Business combination charges, Leggett & Platt (4)	14.8
Loss on extinguishment of debt (5)	13.0
Legal and other charges (6)	8.6
Cloud-based computing arrangements impairment (7)	6.2
Adjusted EBITDA	$1,389.3
Earnings from Leggett & Platt prior to acquisition (8)	330.5
Future cost synergies to be realized from Leggett & Platt Acquisition (9)	75.0
Future cost synergies to be realized from Mattress Firm Acquisition (10)	70.0
Adjusted EBITDA per credit facility	$1,864.8

Consolidated indebtedness less netted cash	$5,014.9

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA per credit facility	2.69 times

(1)	In the trailing twelve months ended September 30, 2026, we recorded $10.0 million of non-cash charges related to fair value adjustments recorded in accordance with business combination accounting.
(2)	In the trailing twelve months ended September 30, 2026, we recognized $47.5 million of transaction costs primarily related to the Leggett & Platt Acquisition.
(3)	In the trailing twelve months ended September 30, 2026, we recognized $34.3 million of business combination charges primarily related to the floor model transition associated with the refinement of Mattress Firm's multi-branded merchandising plan, professional fees and restructuring costs.
(4)	In the trailing twelve months ended September 30, 2026, we recorded $14.8 million of business combination charges related to the Leggett & Platt Acquisition.
(5)	In the trailing twelve months ended September 30, 2026, we recognized $13.0 million of loss on extinguishment of debt associated with the refinancing of our senior secured credit facilities.
(6)	In the trailing twelve months ended September 30, 2026, we recorded $8.6 million of one-time charges, including $6.1 million of legal fees and $2.5 million of customer-related charges.
(7)	In the trailing twelve months ended September 30, 2026, we recorded $6.2 million of impairment charges related to certain cloud-based computing arrangements.
(8)
We completed the Leggett & Platt Acquisition on August 26, 2026 and designated this subsidiary as restricted under the 2023 Credit Agreement. For covenant compliance purposes, we included $330.5 million of Leggett & Platt adjusted EBITDA for the period prior to acquisition in our calculation of adjusted EBITDA per credit facility for the trailing twelve months ended September 30, 2026.

(9)
In the trailing twelve months ended September 30, 2026, we are permitted to include $75.0 million of future cost synergies expected to be realized in connection with the Leggett & Platt Acquisition for the purpose of calculating our adjusted EBITDA in accordance with the 2023 Credit Agreement.

(10)
In the trailing twelve months ended September 30, 2026, we are permitted to include $70.0 million of future cost synergies expected to be realized in connection with the Mattress Firm Acquisition for the purpose of calculating our adjusted EBITDA in accordance with the 2023 Credit Agreement.

Under the 2023 Credit Agreement, the ratio of consolidated indebtedness less netted cash to adjusted EBITDA was 2.69 times for the trailing twelve months ended September 30, 2026. The 2023 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of September 30, 2026. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2023 Credit Agreement for purposes of certain financial covenants.

(in millions)	September 30, 2026
Total debt, net	$5,381.6
Plus: Deferred financing costs (1)	245.4
Consolidated indebtedness	5,627.0
Less: Netted cash (2)	612.1
Consolidated indebtedness less netted cash	$5,014.9

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in ITEM 7A of Part II of our 2025 Annual Report. Management has reassessed the quantitative and qualitative market risk disclosures described in our 2025 Annual Report and determined there were no material changes to the Company's foreign currency exposure for the nine months ended September 30, 2026.

Interest Rate Risk

Our primary exposure to interest rate risk is due to our variable-rate debt agreements, including our 2023 Credit Agreement. These variable-rate debt agreements use Secured Overnight Financing Rate ("SOFR"), which is subject to fluctuation and uncertainty. As of September 30, 2026, the value of our variable-rate debt was $2,425.8 million. A sensitivity analysis indicates that, holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt as of September 30, 2026 would cause an estimated reduction in income before income taxes of approximately $24.3 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

Foreign Currency Exchange Risk

During the year ended 2025, we converted $150.0 million of our 4.00% fixed-rate USD-denominated 2029 Senior Notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at a rate of 1.9809%. We have designated these cross currency swap agreements as net investment hedges.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2026, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the third quarter of 2026, the Company implemented a new enterprise resource planning ("ERP") system to replace the financial systems for Dreams. The Company completed significant pre-implementation testing and post-implementation testing and monitoring to ensure the effectiveness of internal controls over financial reporting. As a result of this implementation, the Company modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system.

During the third quarter of 2026, the Company completed the Leggett & Platt Acquisition on August 26, 2026. As a result, the Company began integrating Leggett & Platt's internal controls within our internal controls over financial reporting framework and commenced controls assessment activities. In accordance with the SEC's published guidance, because we acquired these operations during the fiscal year, these operations will be excluded from our assessment of internal controls over financial reporting for the year ending December 31, 2026.

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

ITEM 1A.     RISK FACTORS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2026:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1, 2026 - July 31, 2026	—		$—	—	$774.5
August 1, 2026 - August 31, 2026	766	(1)	$65.33	—	$774.5
September 1, 2026 - September 30, 2026	—		$—	—	$774.5
Total	766			—

(1)	Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the NYSE on the vesting date or prior business day.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended September 30, 2026, none of our directors or executive officers adopted any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Regulation S-K, Item 408).

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
101
The following materials from Somnigroup International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

(1)	Incorporated by reference.
*	This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMNIGROUP INTERNATIONAL INC.

Date: November 9, 2026	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer